Form 10KSB
period 2006-12-31
BMR SOLUTIONS INC
filed 2007-03-30
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                 to

Commission File Number: 000-52337

BMR Solutions, Inc.
(Exact name of registrant as specified in its charter)
Nevada	33-0989901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1184 Rutland Road, Suite 2, Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)
(949) 292-0820
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.001
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year. $33,965.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 28, 2007, approximately $54,875.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 28, 2007, there were 3,638,750 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):                [  ] Yes        [ x ] No

PART I

Item 1. Description of Business.

Description of Business

Our Background. We were incorporated under the laws of the State of Nevada on November 21, 2001. From inception to May 2006, we were an Internet solutions company that specialized in website hosting and development services. In May 2006, our management changed and we adopted a new business plan of providing local delivery and transportation services in the Southern California area. We have abandoned our website hosting and development business.

Our Business. We provide local delivery and transportation services in the Southern California area. Our current services include the in-home delivery and installation of mattresses, furniture and futons and the removal of the old mattresses. We believe that many small to medium businesses desire to outsource their delivery services to third parties due to various factors including the increase in fuel prices and insurance premiums.

We currently serve as the sole provider of delivery services for Danna’s Mattresses, Inc., which owns two retail mattress locations, located in Upland and Rancho Cucamonga, California. Those two retail mattress locations have been in business for 15 years and are our primary source of revenue. We do not have a written agreement with Danna’s Mattresses, Inc.

We are currently pursuing additional accounts by contacting local furniture retailers. With our recent purchase of an enclosed truck with a lift gate, we believe we can pursue large furniture accounts which require handling of heavy loads rather than just handling smaller and lighter furniture. We hope to expand our operations to acquire additional trucks so that we can service several accounts.

Advertising Revenue. We believe we can generate additional revenue by displaying advertising on the side of our delivery truck. We have had informal discussions with provider of car wrap advertising regarding the costs of developing a wrap that will cover the sides and back of our truck. If we can generate significant ad revenue, we believe that we will be able to grow at a much faster pace as we believe that the additional revenue would significantly defray the costs of purchasing and staffing an additional delivery trucks.

Our Target Markets and Marketing Strategy. We believe that our primary target market will consist of small and medium sized businesses that wish to outsource their delivery services to third parties due to various factors including the increase in fuel prices and insurance premiums.

In addition to small and medium sized businesses, we believe another potential target market will be providing delivery and transportation services to consumers that are looking to move small loads, which traditional moving companies will not handle because the loads are too small.

Our marketing strategy is to promote our services and products and attract businesses to us. Our marketing initiatives will include:

•	research small to medium size furniture stores that are located near our current accounts in California;
•	develop and print sales and marketing materials including brochures and cards; and
•	initiate direct contact with those potential customers.

Growth Strategy. Our objective is to become a dominant provider of local delivery and transportation services in the Southern California area. Our strategy is to provide clients with exceptional personal service and efficiency. Key elements of our strategy include:

•	increase our relationships with small to medium size businesses;
•	acquire additional trucks so that we can handle additional accounts;
•	provide additional services for businesses, such as advertising on our truck; and

•	pursue relationships with joint venture candidates. We will attempt to establish joint ventures with companies that will support our business development.

Our Website www.bmrsol.com. Our website provides a description of our services along with our contact information including our address, telephone number and e-mail address.

Our Competition. The transportation and delivery services industry in the United States is highly competitive. We compete with, and expect to continue to compete with, numerous regional and local trucking companies, many of which have significantly larger operations, greater financial, marketing, human, and other resources than us. In addition, we compete against our own customers deciding to provide their own in house delivery services. We believe that competition for furniture transported by us is based primarily on service and efficiency and, to some degree, on price.

Our ability to compete effectively in providing service and efficiency depends primarily on the level of training and friendliness of our staff and the ability to perform the services with speed and accuracy. We believe we compete effectively in all of these areas.

Many of our competitors have substantially greater financial, technical, managerial, marketing and other resources than we do and they may compete more effectively than we can. If our competitors offer transportation services at lower prices than we do, we may have to lower the prices we charge, which will negatively impact our revenues. We anticipate that competition may increase in the future. We may not successfully compete in any market in which we conduct or may conduct operations.

Insurance. We currently maintain insurance for our delivery truck through Farmers Insurance. The goods that we deliver are responsibility of our clients. We assume no responsibility for damaged merchandise, which we deliver back to the client.

Government Regulation. The trucking industry is regulated by the United States Department of Transportation, or DOT, and by various state agencies. The DOT has broad powers, generally governing activities such as the regulation of, to a limited degree, motor carrier operations, rates, accounting systems, periodic financial reporting and insurance. We do not transport any goods outside California, or across state lines, and therefore, we believe that we are only subject to California law.

In August 2006, we applied for a CA number, which is a number identifying a motor carrier operating in California, and is issued by the California Highway Patrol, or CHP. The CA number helps the CHP track frequent carriers on the roads and provides quick identification of carriers. The CHP issued us a CA number on September 5, 2006.

Motor carrier operations may also be subject to environmental laws and regulations, including laws and regulations dealing with transportation of hazardous materials and other environmental matters. We do not intend to transport any environmentally hazardous substances. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

In addition, we are subject to federal, state and local laws and regulations applied to businesses generally. We believe that we are in conformity with all applicable laws in all relevant jurisdictions

Our Research and Development. We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future.

Intellectual Property. We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

We own the Internet domain name “www.bmrsol.com.” Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Employees. As of March 28, 2007, we have one full-time employee and one part-time employee. We believe we may need to hire two additional employees in the next six months so that we can provide a crew for another delivery truck. From time-to-time, we anticipate that we may use the services of independent contractors and consultants to support our expansion and business development.

Our Facilities. Our offices are located at 1184 Rutland Road, Suite 2, Newport Beach, California 92660. Mark Andre, our president, secretary and one of our directors, provides approximately 1000 square feet of office space to us in exchange for $1,500 per month on a month to month basis. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate. Our telephone number is (949) 292-0820.

Risk Factors.

Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock. The risks described below are those we currently believe may materially affect us.

Risks Related to our Business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We were formed on November 21, 2001. Our lack of operating history in the transportation industry makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

We anticipate that we may need to raise additional capital to expand our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

To expand our operations and purchase additional delivery trucks, we will be required to raise additional funds. We do not know if we will be able to acquire additional financing. We anticipate that we will need to spend significant funds on acquiring additional vehicles to expand our delivery capabilities. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund our expansion activities.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of December 31, 2006, our net loss since inception was $120,404. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

We may be adversely impacted by fluctuations in the price and availability of fuel.

Fuel is a significant operating expense. Any increase in fuel taxes or fuel prices or any change in federal or state regulations that results in such an increase, to the extent not offset by rate increases or fuel surcharges to customers, or any interruption in the supply of fuel, will negatively impact our operating results. We do not know if we will be able to offset significant increases in fuel prices through fuel surcharges to our customers.

Our single customer accounts for all of our revenue, and the loss of this customer would result in our loss of all revenue.

We provide delivery services to one customer, which accounts for 100% of our revenue. If we were to lose this major customer, we would lose our only source of revenue.

If we are unable to successfully execute our growth strategy, our business and future results of operations may suffer.

Our growth strategy includes increasing the number of clients that we serve, selectively expanding the geographic reach of our service areas and broadening the scope of our service offerings. In connection with our growth strategy, we will be required to increase our driver recruiting and our sales and marketing efforts. Our growth strategy exposes us to a number of risks, including the following:

•
geographic expansion requires start-up costs, and often requires lower rates to generate initial business. In addition, geographic expansion may disrupt our patterns to and from and within the expanded area and may expose us to areas where we are less familiar with customer rates, operating issues and the competitive environment;

•	growth may strain our management, capital resources and customer service;
•	hiring new employees may increase training costs and may result in temporary inefficiencies as the employees learn their jobs; and
•	expanding our service offerings may require us to enter into new markets and compete with additional competitors.

We cannot assure that we will overcome the risks associated with our growth. If we fail to overcome such risks, we may not realize additional revenue or profitability from our efforts and we may incur additional expenses.

Demand for our delivery services may decrease significantly, which will negatively impact our revenues.

The transportation industry historically has experienced cyclical financial results as a result of slowdowns in economic activity, the business cycles of customers, and other economic factors beyond our control. Certain of our operating expenses can be expected to increase, and our operating income may decline if we are unable to pass through to our customers the full amount of such higher costs. If a slowdown in economic activity or a downturn in our customers’ business cycles causes a reduction in the volume of furniture sold by those customers, our revenues will decrease significantly.

We have limited marketing and sales capabilities and must generate sales in fragmented markets.

Our future success depends, to a great extent, on our ability to successfully market our services. We currently have limited sales and marketing capabilities. Our ability to successfully market our services is further complicated by the fact that our primary markets are highly fragmented. Consequently, we will need to identify and successfully target particular market segments in which we believe we will have the most success. These efforts will require a substantial, but unknown, amount of effort and resources. We cannot assure you that any marketing and sales efforts undertaken by us will be successful or will result in any significant sales.

As a service-oriented company, we depend on the efforts and abilities of our senior management to manage our operations and perform our delivery services.

None of our officers and directors has entered into employment agreements with us. We currently do not maintain any life insurance for any of our officers or directors. Our ability to provide services will depend on the continued services of Mark Andre, our president, secretary and director. The loss of services provided by Mark Andre would be particularly detrimental to us because, among other things, the loss would slow our growth, sever the relationships and contacts we maintain through Mr. Andre and deprive us of his experience.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations.

We hope to obtain revenues from future product sales, but there is no commitment by any person for purchase of our products. In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

Risks Related to Owning Our Common Stock

Our officers, directors and principal shareholders own approximately 85% of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our officers, directors and principal shareholders beneficially own, in the aggregate, approximately 85% of our outstanding shares of common stock. If the officers, directors and principal shareholders sell all of their shares that were registered in our registration statement, they will own approximately 81.5% of our outstanding shares of common stock. Such concentrated control of the company may adversely affect the price of our common stock. Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.

Our common stock may be subject to penny stock regulations which may make it difficult for investors to sell their stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

We have recently registered for resale 125,000 shares of common stock owned by our officers, directors and principal shareholders. Our officers, directors and principal shareholders may sell those shares at any time, which could significantly decrease the price of our common stock and reduce their desire to see us succeed.

Our officers and directors may sell those 125,000 shares that have been registered. In the event that our officers, directors and principal shareholders sell those shares, the price of our common stock could decrease significantly. Also, a conflict of interest will occur between their duties to us and their personal interest in selling their shares. We cannot assure you that our officers and directors will not sell those shares since they have been registered.

Item 2. Description of Property.

Property held by us. As of the dates specified in the following table, we held the following property:

Property	December 31, 2006	December 31, 2005
Cash and equivalents	$52,735	$4,505
Property and Equipment, net	$38,212	$0

We define cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. We do not presently own any interests in real estate.

Our Facilities. Our executive, administrative and operating offices are located at 1184 Rutland Road, Suite 2, Newport Beach, California 92660. Mark Andre, our president, secretary and one of our directors, currently provides approximately 1000 square feet of office space to us in exchange for $1,500 per month on a month to month basis. We pay $1,500 per month directly to Mr. Andre’s landlord on this arrangement, with $600 per month treated as rent expense and the remaining $900 per month charged to compensation to Mr. Andre. The rent expense of $600 per month is the estimated fair value of the facilities provided. We do not have a written lease or sublease agreement with Mr. Andre. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Our securities are not listed for trading on any exchange or quotation service. We are not required to comply with the timely disclosure policies of any exchange or quotation service. The requirements to which we would be subject if our securities were so listed typically include the timely disclosure of a material change or fact with respect to our affairs and the making of required filings. As a reporting company, we will file an annual report on Form 10-KSB, which will include audited financial statements.

As of March 28, 2007, there were 35 record holders of our common stock.

There are 571,524 outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have not agreed to register for sale any shares of common stock held any of our shareholders.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

On June 30, 2006, we sold 1,090,000 shares of our common stock to four investors at $0.10 per share or gross proceeds of $109,000. The shares were issued as a result of a private placement offering. There was no general solicitation used in this offering. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission. Specifically, the offer was made to “accredited investors”, as that term is defined under applicable federal and state securities laws, and no more than 35 non-accredited investors. We believe that each purchaser who was not an accredited investor has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment. Each investor was given adequate access to sufficient information about us to make an informed investment decision. There were no commissions paid on the sale of these shares.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2006, for the sale of registered securities.

Penny Stock Regulation. Trading of our securities will be in the over-the-counter markets which are commonly referred to as the “pink sheets” or on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the securities offered.

Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

For the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Results of Operations.

Revenues. During the year ended December 31, 2006, we adopted a new business plan, begun operations and generated revenues of $33,965, as compared to revenues of $0 for the year ended December 31, 2005. We anticipate that our revenues will increase as we develop additional relationships with potential clients for our services. Our cost of revenue during the year ended December 31, 2006, was $26,686, as compared to $0 for the year ended December 31, 2005.

Therefore, for the year ended December 31, 2006, we had a gross profit of $7,279, as compared to $0 for the year ended December 31, 2005.

Operating Expenses. For the year ended December 31, 2006, our total operating expenses were $70,875, as compared to total operating expenses of $5,434 for the year ended December 31, 2005. The increase in total operating expenses is primarily due to the increase in professional fees, which is attributed to the increased accounting expenses related to the audit of our financial statements. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. We had a net loss of $64,396 for the year ended December 31, 2006, as compared to a net loss of $1,422 for the year ended December 31, 2005. We expect that we will continue to incur losses for the foreseeable future.

Liquidity and Capital Resources. We had cash of $52,735 as of December 31, 2006, together with accounts receivable of $830 and prepaid expenses of $462 which total our current assets of $54,027 as of that date. Our total assets of $92,239 as of December 31, 2006, included our current assets of $54,027, and property and equipment of $38,212, net of depreciation. In June 2006, we raised $109,000 in a private placement in exchange for 1,090,000 shares of our common stock. We used $10,000 of those proceeds for a down payment on the truck that we purchased in June 2006 at a total price of $38,514. We financed the purchase of the vehicle with a loan totaling $28,514. The loan is evidenced by a promissory note, secured by the purchased vehicle. The note accrues interest at 10.7% per annum and matures in July 2011. During the year ended December 31, 2006, we used $44,426 in our operations and made principal repayments on our auto loan totaling $1,772.

Our Plan of Operation for the Next Twelve Months. To effectuate our business plan during the next twelve months, we must increase the number of clients we service and market and promote our services. With our current truck which has a lift gate, we believe we can pursue large furniture accounts which require handling of heavy loads rather than just handling smaller and lighter furniture. We are currently pursuing additional accounts by researching and contacting small to medium size furniture stores that are located near our current accounts in California. We are developing sales and marketing materials including brochures describing the services that we provide so that we can provide a professional appearance to potential clients.

During the next three to six months, our primary objective is to obtain additional clients as our current sole customer accounts for all of our revenue. If we were to lose this customer, we would lose only source of our revenue.

During the next six to twelve months, we hope to expand our operations to acquire additional trucks so that we can service several accounts. In order to acquire additional trucks, we believe we will need to raise additional capital or generate significant revenues. We believe we can generate additional revenue by displaying advertising on the side of our delivery truck. If we can generate significant ad revenue, we believe that we will be able to grow at a much faster pace as we believe that the additional revenue would significantly defray the costs of purchasing and staffing an additional delivery trucks.

We had cash of $52,735 as of December 31, 2006. In the opinion of management, our available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, directors and principal shareholders are not committed to contribute funds to pay for our expenses.

Our belief that our officers, directors and principal shareholders will pay our expenses is based on the fact that our officers, directors and principal shareholders collectively own 3,090,000 shares of our common stock, which equals approximately 85% of our outstanding common stock. We believe that our officers, directors and principal shareholders will continue to pay our expenses as long as they maintain their ownership of our common stock. However, our officers, directors and principal shareholders are not committed to contribute additional capital.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any significant equipment. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 7. Financial Statements

The financial statements required by Item 7 are presented in the following order:

BMR SOLUTIONS, INC.
(A development Stage Company)
TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
BMR Solutions, Inc.
Newport Beach, California

We have audited the accompanying balance sheets of BMR Solutions, Inc. as of December 31, 2006 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and for the period November 21, 2001 (inception) to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BMR Solutions, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period November 21, 2001 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has incurred net losses since inception, and as of December 31, 2006 had an accumulated deficit of $120,404. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jonathon P. Reuben, C.P.A.
An Accountancy Corporation
Torrance, California
March 21, 2007

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31,
2006

ASSETS

Current assets
Cash and cash equivalents	$52,735
Accounts receivable	830
Prepaid expenses	462

Total current assets	54,027

Property and equipment, net of
accumulated depreciation	38,212

Total assets	$92,239

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$19,106
Current maturities of long-term note payable	4,747
Income tax payable	800

Total current liabilities	24,653

Long-term note payable, net of current maturities	21,995

Stockholders' equity:
Preferred stock, $0.001 par value;
5,000,000 shares authorized; 0 shares issued
and outstanding at December 31, 2006	-
Common stock, $0.001 par value;
50,000,000 shares authorized;
3,638,750 shares issued and outstanding at December 31, 2006	3,639

Additional paid-in capital	162,356
Deficit accumulated during the development stage	(120,404)

Total stockholders' equity	45,591

Total liabilities and stockholders' equity	$92,239

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Year	Year	For the period
	Ended	Ended	November 21,
	December 31,	December 31,	2001 (inception) to
	2005	2006	December 31, 2006

Net revenue	$-	$33,965	$33,965

Cost of revenue	-	(26,686)	(26,686)

Gross profit	-	7,279	7,279

General and administrative expenses	(5,434)	(70,875)	(123,544)

Loss from continuing operations
before income taxes	(5,434)	(63,596)	(116,265)

Provision for income taxes	(800)	(800)	(4,000)

Loss from continuing operations	(6,234)	(64,396)	(120,265)

Discontinued operation (Note 7)
Income (loss) from operation of
discontinued website development
and design business	4,812	-	(39)

Net loss	$(1,422)	$(64,396)	$(120,304)

Basic and diluted earnings (loss) per
share resulting from:
Continuing operations	$(0.00)	$(0.02)
Discontinued operation	$0.00	$0.00
Net loss	$(0.00)	$(0.02)

Weighted average common
shares outstanding	2,548,750	3,137,353

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				accumulated	Total
			Additional	during the	stockholders'
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)

Balance at November 21, 2001,
date of incorporation	-	$-	$-	$-	$-

Issuance of founder shares for
services at $0.02 per share in December 2001	2,000,000	2,000	38,000	-	40,000

Issuance of common stock for cash
at $0.02 per share in January 2002	548,750	549	10,426	-	10,975

Additional paid-in capital in exchange
for facilities provided by related party	-	-	2,500	-	2,500

Additional paid-in capital in exchange
for services provided by related party	-	-	1,110	-	1,110

Costs incurred in private offering			(3,000)		(3,000)

Distribution of assets to stockholders	-	-	-	(100)	(100)

Net loss from inception to December 31, 2003	-	-	-	(51,674)	(51,674)

Balance at December 31, 2003	2,548,750	2,549	49,036	(51,774)	(189)

Additional paid-in capital in exchange
for office expenses	-	-	1,200	-	1,200

Net loss for the year ended December 31, 2004	-	-	-	(2,812)	(2,812)

Balance at December 31, 2004	2,548,750	2,549	50,236	(54,586)	(1,801)

Additional paid-in capital in exchange
for office expenses	-	-	1,200	-	1,200

Additional paid-in capital in exchange
for services from officers	-	-	2,310	-	2,310

Net loss for the year ended December 31, 2005	-	-	-	(1,422)	(1,422)

Balance at December 31, 2005	2,548,750	2,549	53,746	(56,008)	287

Issuance of common stock for cash
at $0.10 per share in June 2006	1,090,000	1,090	107,910	-	109,000

Additional paid-in capital in exchange
for office expenses	-	-	700	-	700

Net loss for the year ended December 31, 2006	-	-	-	(64,396)	(64,396)

Balance at December 31, 2006	3,638,750	$3,639	$162,356	$(120,404)	$45,591

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the period
	Year	Year	November 21,
	Ended	Ended	2001 (inception)
	December 31,	December 31,	to December 31,
	2005	2006	2006

Cash flows provided by (used in) operating activities
Net loss	$(1,422)	$(64,396)	$(120,304)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities
Bad debt expense	-	-	1,440
Depreciation	-	4,874	4,874
Issuance of founder's shares for services	-	-	40,000
Additional paid-in capital in exchange
for facilities provided by related party	1,200	700	5,600
Additional paid-in capital in exchange
for services provided by related party	2,310	-	3,420
(Increase) decrease in operating assets and liabilities
Accounts receivable	-	(830)	(2,370)
Prepaid expenses and other current assets	-	(462)	(462)
Accounts payable and accrued expenses	-	19,106	19,106
Income tax payable	1,176	(3,418)	800

Net cash provided by (used in) operating
activities	3,264	(44,426)	(47,896)

Cash flows used in investing activities:
Purchase of fixed assets	-	(43,086)	(43,086)

Net cash used in investing activities	-	(43,086)	(43,086)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	-	109,000	119,975
Proceeds from vehicle loan	-	28,514	28,514
Repayment of vehicle loan	-	(1,772)	(1,772)
Costs incurred in private placement offering	-	-	(3,000)

Net cash provided by financing activities	-	135,742	143,717

Net increase in cash and cash equivalents	3,264	48,230	52,735

Cash and cash equivalents, beginning of period	1,241	4,505	-

Cash and cash equivalents, end of period	$4,505	$52,735	$52,735

Supplemental disclosure of cash flow information
Income taxes paid	$-	$4,609	$4,609
Interest paid	$-	$1,320	$1,320

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on November 21, 2001. The Company is developing a delivery services organization that specializes in the in-home delivery of mattresses, furniture and futons. As of December 31, 2006, the Company reported $33,965 of revenue from its current line of business and will continue to report as a development stage company until significant revenues are produced.

Prior to the commencement of its current operations, the Company was developing an organization that specialized in website development and design services. The Company abandoned this line of business in 2005 (see Note 7).

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of December 31, 2006 had an accumulated deficit of $120,404. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management intends to raise additional financing through debt financing and equity financing or through other means that it deems necessary, with a view to moving forward and sustaining a prolonged growth in its strategy phases. However, no assurance can be given that the Company will be successful in raising additional capital. Further, even if the company raises additional capital, there can be no assurance that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and may have to cease operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

CONCENTRATION OF CREDIT RISK

Cash and Cash Equivalents - The Company maintains its cash deposits in two bank accounts, which at times may exceed federally insured limits.

Revenues and Accounts Receivable - For the year ended December 31, 2006, the Company transacted its business with two customers. The Company’s largest customer, which is also a related party (see Note 6), accounted for 90% of total revenues. Total revenues from this customer were $30,415 for the year ended December 31, 2006. Total accounts receivable due from this customer at December 31, 2006 were $830.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of December 31, 2006 and 2005, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and with useful lives used in computing depreciation ranging from 3 to 5 years. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2006, the Company did not deem any of its long-term assets to be impaired.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

INTERNAL WEB SITE DEVELOPMENT COSTS

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of December 31, 2006, the Company had net capitalized costs of $2,292 related to its web site development. The web site development costs were incurred to a related party (see Note 6) and are being depreciated on a straight-line basis over an estimated useful life of 3 years.

REVENUE RECOGNITION

The Company provides customers with furniture delivery and installation. Revenues from these services are to be recognized in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” when (a) persuasive evidence of an arrangement exists, (b) the services have been provided to the customer, (c) the fee is fixed or determinable, and (d) collectibility is reasonably assured. In instances where the customer, at its discretion, has the right to reject the services prior to final acceptance, revenue is deferred until such acceptance occurs.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2006, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

PROVISION FOR INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2006. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

SEGMENT REPORTING

Pursuant to Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), the Company is required to disclose certain disclosures of operating segments, as defined in SFAS No. 131. Management has determined that the Company has only one operating segment and therefore is not required to disclose operating segment information.

COMPREHENSIVE INCOME

A statement of comprehensive income is not presented in our financial statements since we do not have any of the items of other comprehensive income in any period presented.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 47 - In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company has adopted FIN 47 for the year ended December 31, 2006, and the impact has not been significant to the Company’s operations or financial position.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

SFAS No. 154 - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions in SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company has adopted SFAS 154 for the year ended December 31, 2006, and the impact has not been significant to the Company’s operations or financial position.

SFAS No. 155 - In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company plans to adopt this statement on January 1, 2007, and does not believe that it will have a significant impact on its operations or financial position.

SFAS No. 156 - In March 2006, the FASB issued Statement No. 156, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company has evaluated the impact of the adoption of SFAS 156, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

FASB Interpretation No. 48 - In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. The Company has evaluated the impact of the adoption of FIN 48, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS No. 157 - In September 2006, the FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has evaluated the impact of the adoption of SFAS 157, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

SFAS No. 158 - In September 2006, the FASB issued Statement No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company has evaluated the impact of the adoption of SFAS 158, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

SAB No. 108 - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

SFAS No. 159 - In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. No entity is permitted to apply this Statement retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The choice to adopt early should be made after issuance of this Statement but within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements, including required notes to those financial statements, for any interim period of the fiscal year of adoption. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Company has evaluated the impact of the implementation of SFAS No. 159 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 2 - PROPERTY AND EQUIPMENT

A summary as of December 31, 2006 is as follows:

Delivery truck (pledged as collateral - see Note 3)	$38,514
Computer equipment and web site development	4,572
Less accumulated depreciation	(4,874)

$38,212

The delivery truck is being depreciated on a straight-line basis over its estimated useful life of 5 years. Depreciation expense related to the delivery truck amounted to $4,493 for the year ended December 31, 2006 and is included in cost of revenue. The computer equipment and website development are being depreciated on a straight-line basis over an estimated useful life of 3 years. Depreciation expense related to the computer equipment and website development amounted to $381 for the year ended December 31, 2006 and is included in general and administrative expenses. There was no depreciation expense incurred during the year ended December 31, 2005.

NOTE 3 - NOTE PAYABLE

In June 2006, the Company financed the purchase of a vehicle with a loan totaling $28,514. The loan is evidenced by a promissory note, secured by the purchased vehicle. The note bears interest at 10.7% per annum and matures in July 2011. This note is repaid in monthly installments of $618, which includes principal and interest. Interest expense on this obligation was $1,320 for the year ended December 31, 2006.

The following is a summary of scheduled principal payments on this note for the years ended December 31:

2007	$4,747
2008	5,283
2009	5,881
2010	6,566
2011	4,265

26,742
Less: current maturities	(4,747)

Long-term note payable	$21,995

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 4 - STOCKHOLDERS' EQUITY

In December 2001, the Company issued 2,000,000 shares of its common stock in exchange for services performed to incorporate the Company. The founder shares were valued at $40,000, which represents the fair market value on the date of issuance.

In January 2002, the Company performed a private placement and issued 548,750 shares of common stock at $0.02 per share for an aggregate total of $10,975.

In June 2006, the Company performed a private placement and issued 1,090,000 shares of common stock at $0.10 per share for an aggregate total of $109,000.

NOTE 5 - PROVISION FOR INCOME TAXES

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $41,000, which can be used to off set future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2026. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of deferred tax assets as of December 31, 2006 is as follows:

Net operating loss carryforward	$41,000
Effective tax rate	24%

Deferred tax asset	9,840
Valuation allowance	(9,840)

Net deferred tax asset	$--

A summary of the provision for income taxes for the year ended December 31, 2006 is as follows:

Current income tax provision	$800
Deferred income tax benefit	7,680
Change in valuation allowance	(7,680)

Total provision for income taxes	$800

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 6 - RELATED-PARTY TRANSACTIONS

From the Company’s inception through July 2006, the Company utilized the office of its founder who was also a Director of the Company at no charge. The Company treated the usage of the office as if it were being donated and charged the estimated fair value rent of $100 per month to operations. Total rent expense incurred to this related party amounted to $1,200 and $700 for the years ended December 31, 2005 and 2006, respectively.

Effective August 2006, the Company began utilizing the office of the Company’s President on a month-to-month agreement for $560 per month. The Company paid $1,400 per month directly to the President’s landlord on this arrangement, with $560 per month treated as rent expense and the remaining $840 per month charged to compensation. The rent expense of $560 per month was the estimated fair value of the facilities provided. Effective November 10, 2006, the rent and compensation on this arrangement was increased to $600 and $900 per month, respectively. Total rent expense incurred to the Company’s President was $2,880 for the year ended December 31, 2006. The total related compensation to the Company’s President from this arrangement was $4,320.

For the year ended December 31, 2006, 90% of total revenues reflected from the Company’s delivery service business were derived from sales to a company that is owned by the brother-in-law of the Company’s President. Total revenues from this customer were $30,415 for the year ended December 31, 2006. Total accounts receivable due from this customer at December 31, 2006 were $830.

All of the revenues reflected from the Company’s discontinued website development and design business the period from November 21, 2001 (inception) to December 31, 2006 were from services performed by an officer of the Company at no charge to the Company. The Company charged the estimated fair value of these services against the revenue earned. See Note 7.

In September 2006, the Company paid $2,500 to a related party for internal web site development services (see Note 1).

NOTE 7 - DISCONTINUED OPERATION

During 2005, the Company abandoned its website development and design business. Operating results for this business have been reclassified and presented as a single line item in the statements of operations. There was no gain or loss recognized on the disposal of this discontinued operation.

For the year ended December 31, 2005, total revenues of the discontinued website development and design business were $7,122 and costs of revenues amounting to $2,310 consisting of the total estimated value of the above-indicated officer’s services. There were no direct general and administrative expenses or income taxes relating to the discontinued operation. The net earnings from the discontinued operation for the year ended December 31, 2005 were $4,812.

For the year ended December 31, 2006, there were no revenues or expenses relating to the discontinued website development and design business.

For the period from November 21, 2001 (inception) to December 31, 2006, total revenues of the discontinued website development and design business were $10,292 and costs of revenues totaled $3,420. Direct general and administrative expenses totaled $6,911. There were no income taxes relating to the discontinued operation. The net loss from the discontinued operation for the period from November 21, 2001 (inception) to December 31, 2006 was ($39).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of December 31, 2006, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors. Each of our officers is elected by the board of directors for a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Mark Andre	25	president, secretary and director
Marla Andre	37	chief financial officer and director
Brian Mirrotto	36	director

Mark Andre. Mr. Andre has served as our president, treasurer and one of our directors since May 2006. Mr. Andre is responsible for our day to day operations, and has extensive experience in the fields of business, operations, and management. From 2005 to May 2006, Mr. Andre worked with Danna’s Mattresses, Inc. located in Upland, California, where he was responsible for sales, warehousing and delivery services. From 2002 to 2004, Mr. Andre has been an operations manager for JKS Enterprises, a company that operated multiple Japanese sushi restaurants. At JKS Enterprises, Mr. Andre was involved in locating, developing and maintaining operations for new and existing locations. Mr. Andre's experience includes design layout, equipment purchase, installation, code enforcement, staff development, employee recruiting, payroll, budgeting, scheduling, and other managerial duties. Mr. Andre has attended California State University at Long Beach. Mr. Andre is not an officer or director of any other reporting company.

Marla Andre. Ms. Andre has served as our chief financial officer and one of our directors since May 2006. Ms Andre is responsible for maintaining our financial books and records. Ms. Andre’s financial experience includes approximately ten years of maintaining the books and records of businesses owned by other family members. From 1995 to the present, Ms. Andre has also worked as a teacher at San Juan Elementary School in Capistrano Unified School District. Ms. Andre earned her Bachelor of Arts from California State University Fullerton in August 1993, and her Masters of Science, National University in May 1998. Ms. Andre possesses multiple teaching certifications from the Capistrano Unified School District. Ms. Andre is not an officer or director of any other reporting company.

Brian Mirrotto. Mr. Mirrotto was our president, treasurer, secretary and our sole director since our inception in November 2001. In May 2006, Mr. Mirrotto resigned as our president, treasurer and secretary and remained as one of our directors. From inception to May 2006, Mr. Mirrotto was our sole officer and director. From 2004 to the present, Mr. Mirrotto has been the sales manager at Citrix. From 2002 to 2004, Mr. Mirrotto was net work specialist for GTC Telecom. During 2001, Mr. Mirrotto was an account manager with Microworld. From 1999 to 2000, Mr. Mirrotto was an account manager and sales manager with FirstSource Corp. From 1997 to1999, Mr. Mirrotto was an account executive with Automatic Data Processing, Inc. From 1996 to 1997, Mr. Mirrotto was a manager assistant with Enterprise Rent-a-car. Mr. Mirrotto has specialized training in MCP Windows 2000 Pro Server, and is a Microsoft Certified Professional. Mr. Mirrotto earned his Bachelor of Science degree in management from California State University at Fullerton in 1996. Mr. Mirrotto is not an officer or director of any other reporting company.

Mark Andre is the brother of Marla Andre. There is no other family relationship between any of our officers or directors. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Code of Ethics. We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Nominating Committee. The board of directors has no compensation committee. We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee. Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Item 10. Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors. As of March 28, 2007, Mr. Andre is compensated approximately $1,900 per month, which includes approximately $900 per month in compensation paid on our rental arrangement with Mr. Andre. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table. The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the year ending December 31, 2006.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Mark Andre president, secretary	2006	$9,440	None	None	None	None	None	$7,749	$17,189
Marla Andre, chief financial officer	2006	$1,000	None	None	None	None	None	None	$1,000
Brian Mirrotto, former president, secretary and treasurer	2006	None	None	None	None	None	None	None	None
	2005	None	None	None	None	None	None	None	None

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation on November 21, 2001.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2006, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Mark Andre president, secretary	0	0	0	0	0	0	0	0	0
Marla Andre, chief financial officer	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2006:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Mark Andre	0	0	0	0	0	0	0
Marla Andre	0	0	0	0	0	0	0
Brian Mirrotto	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2007, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Mark Andre 1184 Rutland Road, Suite 2 Newport Beach, California 92660	1,100,000 shares president, secretary, director	30.2%
Common Stock	Marla Andre 1184 Rutland Road, Suite 2 Newport Beach, California 92660	1,000,000 shares(1) chief financial officer, director	27.5%
Common Stock	Brian Mirrotto 1184 Rutland Road, Suite 2 Newport Beach, California 92660	100,000 shares director	2.7%
Common Stock	Eric Peterson 1184 Rutland Road, Suite 2 Newport Beach, California 92660	890,000 shares	24.4%
Common Stock	All directors and named executive officers as a group	2,200,000 shares	60.4%
(1) Marla Andre, our chief financial officer and one of our directors, who owns 950,000 shares, is married to John Shukur, who owns 50,000 shares. Therefore, Ms. Andre beneficially owns 1,000,000 shares of common stock, which equals approximately 27.5% of our issued and outstanding common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions. From August 2006 to November 9, 2006, Mark Andre, our president, secretary and one of our directors, provided approximately 1,000 square feet of office space to us in exchange for $1,400 per month on a month to month basis. Effective November 10, 2006, this amount was increased to $1,500 per month. We paid $1,400 per month directly to Mr. Andre’s landlord on this arrangement, with $560 per month treated as rent expense and the remaining $840 per month charged to compensation. The rent expense of $560 per month is the estimated fair value of the facilities provided. Effective November 10, 2006, the rent and compensation on this arrangement was increased to $600 and $900 per month, respectively.

From 2001 to May 2006, Brian Mirrotto, one of our directors, provided approximately 100 square feet of office space to us at no charge. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $100 per month. That amount has been included in the financial statements as additional capital contribution by Mr. Mirrotto.

In November 2001, we issued 2,000,000 shares of our common stock to Brian Mirrotto, who was our founder and our sole officer and director at inception and through May 2006. These shares were issued in exchange for services and expenses of $2,000 related to our incorporation, or $0.001 per share. Additional compensation expense of $38,000 was recognized to reflect the fair market value of the shares issued as of the date of issuance, which was $0.02 per share.

Marla Andre, our chief financial officer and one of our directors, and her spouse have jointly and severally guaranteed our repayment of our note payable to GMAC Financing, which was for the purchase of our delivery truck.

Mark Andre, our president, secretary and one of our directors, is the brother in law of John Danna, one of the owners of our major customer.

In September 2006, we paid $2,500 to Michael Andre, the father of Mark Andre, for website development services.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

Director Independence. Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 13. Exhibits

3.1	Articles of Incorporation*
3.2	Bylaws*
31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 906 Certification by Chief Executive Officer and Chief Financial Officer
*Included in Registration Statement on Form SB-2 filed on September 19, 2006.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal year ended December 31, 2006, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-KSB and Form SB-2 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $15,384. No such fees were incurred for the fiscal year ended December 31, 2005.

Audit-Related Fees. For the fiscal year ended December 31, 2006, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the fiscal year ended December 31, 2006, we were billed a total of $13,475 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements. No such fees were incurred for the fiscal year ended December 31, 2005.

Tax Fees. For the fiscal years ended December 31, 2006 and December 31, 2005, another separate accountant rendered services for tax compliance, tax advice, and tax planning work for which we paid $3,250 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Juan Capistrano, California, on March 28, 2007.

BMR Solutions, Inc.
a Nevada corporation

By:	/s/ Mark Andre
Mark Andre
Its:	Principal executive officer President, secretary and a director

By:	/s/ Marla Andre
Marla Andre
Its:	Chief financial officer Treasurer and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Mark Andre	March 28, 2007
Mark Andre Its: director

By: /s/ Marla Andre	March 28, 2007
Marla Andre Its: director

By: /s/ Brian Mirrotto	March 28, 2007
Brian Mirrotto Its: director