Form 10QSB
period 2007-03-31
BMR SOLUTIONS INC
filed 2007-05-14
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from    to

Commission File Number: 000-52337

BMR Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0989901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1184 Rutland Road, Suite 2, Newport Beach, California 92660 (Address of principal executive offices)

(949) 292-0820
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 14, 2007, there were 3,638,750 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): ☐Yes ☒No

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

March 31,
2007
(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$24,773
Accounts receivable	1,380
Prepaid expenses	885

Total current assets	27,038

Property and equipment, net of
accumulated depreciation	35,905

Total assets	$62,943

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$38,977
Current maturities of long-term note payable	4,873
Income tax payable	800

Total current liabilities	44,650

Long-term note payable, net of current maturities	20,733

Stockholders' equity (deficit)
Preferred stock, $0.001 par value;
5,000,000 shares authorized; 0 shares issued
and outstanding at March 31, 2007	-
Common stock, $0.001 par value;
50,000,000 shares authorized; 3,638,750 shares issued
and outstanding at March 31, 2007	3,639
Additional paid-in capital	162,356
Deficit accumulated during the development stage	(168,435)

Total stockholders' equity (deficit)	(2,440)

Total liabilities and stockholders' equity (deficit)	$62,943

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three Months	Three Months	For the period
	Ended	Ended	November 21,
	March 31,	March 31,	2001 (inception) to
	2006	2007	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$-	$13,135	$47,100

Cost of revenue	-	(11,230)	(37,916)

Gross profit	-	1,905	9,184

General and administrative expenses	(642)	(49,136)	(172,680)

Loss from continuing operations
before income taxes	(642)	(47,231)	(163,496)

Provision for income taxes	(800)	(800)	(4,800)

Loss from continuing operations	(1,442)	(48,031)	(168,296)

Discontinued operation (Note 7)
Income (loss) from operation of
discontinued website development
and design business	-	-	(39)

Net loss	$(1,442)	$(48,031)	$(168,335)

Basic and diluted earnings (loss) per
share resulting from
Continuing operations	$(0.00)	$(0.01)
Discontinued operation	$-	$-
Net loss	$(0.00)	$(0.01)

Weighted average common
shares outstanding	2,548,750	3,638,750

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				accumulated	Total
			Additional	during the	stockholders'
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)

Balance at November 21, 2001,
date of incorporation	-	$-	$-	$-	$-

Issuance of founder shares for
services at $0.02 per share in December 2001	2,000,000	2,000	38,000	-	40,000

Issuance of common stock for cash
at $0.02 per share in January 2002	548,750	549	10,426	-	10,975

Additional paid-in capital in exchange
for facilities provided by related party	-	-	2,500	-	2,500

Additional paid-in capital in exchange
for services provided by related party	-	-	1,110	-	1,110

Costs incurred in private offering			(3,000)		(3,000)

Distribution of assets to stockholders	-	-	-	(100)	(100)

Net loss from inception to December 31, 2003	-	-	-	(51,674)	(51,674)

Balance at December 31, 2003	2,548,750	2,549	49,036	(51,774)	(189)

Additional paid-in capital in exchange
for office expenses	-	-	1,200	-	1,200

Net loss for the year ended December 31, 2004	-	-	-	(2,812)	(2,812)

Balance at December 31, 2004	2,548,750	2,549	50,236	(54,586)	(1,801)

Additional paid-in capital in exchange
for office expenses	-	-	1,200	-	1,200

Additional paid-in capital in exchange
for services from officers	-	-	2,310	-	2,310

Net loss for the year ended December 31, 2005	-	-	-	(1,422)	(1,422)

Balance at December 31, 2005	2,548,750	2,549	53,746	(56,008)	287

Issuance of common stock for cash
at $0.10 per share in June 2006	1,090,000	1,090	107,910	-	109,000

Additional paid-in capital in exchange
for office expenses	-	-	700	-	700

Net loss for the year ended December 31, 2006	-	-	-	(64,396)	(64,396)

Balance at December 31, 2006	3,638,750	3,639	162,356	(120,404)	45,591

Net loss for the three months ended March 31, 2007
(unaudited)	-	-	-	(48,031)	(48,031)

Balance at March 31, 2007 (unaudited)	3,638,750	$3,639	$162,356	$(168,435)	$(2,440)

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the period
	Three Months	Three Months	November 21,
	Ended	Ended	2001 (inception)
	March 31,	March 31,	to March 31,
	2006	2007	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(1,442)	$(48,031)	$(168,335)
Adjustments to reconcile net loss to net cash used
in operating activities
Bad debt expense	-	-	1,440
Depreciation	-	2,307	7,181
Issuance of founder's shares for services	-	-	40,000
Additional paid-in capital in exchange
for facilities provided by related party	300	-	5,600
Additional paid-in capital in exchange
for services provided by related party	-	-	3,420
(Increase) decrease in operating assets and liabilities
Accounts receivable	-	(550)	(2,920)
Prepaid expenses and other current assets	-	(423)	(885)
Accounts payable and accrued expenses	-	19,871	38,977
Income tax payable	800	-	800

Net cash used in operating activities	(342)	(26,826)	(74,722)

Cash flows from investing activities
Purchase of fixed assets	-	-	(43,086)

Net cash used in investing activities	-	-	(43,086)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	119,975
Proceeds from vehicle loan	-	-	28,514
Repayment of vehicle loan	-	(1,136)	(2,908)
Costs incurred in private placement offering	-	-	(3,000)

Net cash provided by (used in) financing activities	-	(1,136)	142,581

Net increase (decrease) in cash and cash equivalents	(342)	(27,962)	24,773

Cash and cash equivalents, beginning of period	4,505	52,735	-

Cash and cash equivalents, end of period	$4,163	$24,773	$24,773

Supplemental disclosure of cash flow information
Income taxes paid	$-	$800	$5,409
Interest paid	$-	$720	$2,040

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on November 21, 2001. The Company is developing a delivery services organization that specializes in the in-home delivery of mattresses, furniture and futons. As of March 31, 2007, the Company reported $47,100 of revenue from its current line of business and will continue to report as a development stage company until significant revenues are produced.

Prior to the commencement of its current operations, the Company was developing an organization that specialized in website development and design services. The Company abandoned this line of business in 2005 (see Note 7).

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in BMR Solutions, Inc.’s Form 10-KSB for the year ended December 31, 2006.

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred net losses since inception, and as of March 31, 2007 had an accumulated deficit of $168,435. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (Unaudited)

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

Revenues and Accounts Receivable - For the three months ended March 31, 2007, the Company transacted its business with two customers. The Company’s largest customer, which is also a related party (see Note 6), accounted for 99% of its current quarter’s revenues. Total revenues from this customer were $13,005 for the three months ended March 31, 2007. Total accounts receivable due from this customer at March 31, 2007 were $1,380.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired. As of March 31, 2007 there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (Unaudited)

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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2007, the Company did not deem any of its long-term assets to be impaired.

INTERNAL WEB SITE DEVELOPMENT COSTS

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of March 31, 2007, the Company had net capitalized costs of $2,083 related to its web site development. The web site development costs were incurred to a related party (see Note 6) and are being depreciated on a straight-line basis over an estimated useful life of 3 years.

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

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (Unaudited)

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2007, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2007. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (Unaudited)

RECENT ACCOUNTING PRONOUNCEMENT

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

NOTE 2 - PROPERTY AND EQUIPMENT

A summary as of March 31, 2007 is as follows:

Delivery truck (pledged as collateral - see Note 3)	$38,514
Computer equipment and web site development	4,572
Less accumulated depreciation	(7,181)

$35,905

The delivery truck is being depreciated on a straight-line basis over its estimated useful life of 5 years. Depreciation expense related to the delivery truck amounted to $1,926 for the three months ended March 31, 2007 and is included in cost of revenue. The computer equipment and website development are being depreciated on a straight-line basis over an estimated useful life of 3 years. Depreciation expense related to the computer equipment and website development amounted to $381 for the three months ended March 31, 2007 and is included in general and administrative expenses.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (Unaudited)

NOTE 3 - NOTE PAYABLE

In June 2006, the Company financed the purchase of a vehicle with a loan totaling $28,514. The loan is evidenced by a promissory note, secured by the purchased vehicle. The note bears interest at 10.7% per annum and matures in July 2011. This note is repaid in monthly installments of $618, which includes principal and interest. Interest expense on this obligation was $720 for the three months ended March 31, 2007.

The following is a summary of scheduled principal payments on this note for the years ended March 31:

2008	$4,873
2009	5,419
2010	6,042
2011	6,742
2012	2,530

25,606
Less: current maturities	(4,873)

Long-term note payable	$20,733

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

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (Unaudited)

As of March 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $123,000, which can be used to off set future federal income tax. The federal and state net operating loss carryforwards expire at various dates through 2027. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of deferred tax assets as of March 31, 2007 is as follows:

Net operating loss carryforward	$123,000
Effective tax rate	24%

Deferred tax asset	29,520
Valuation allowance	(29,520)

Net deferred tax asset	$--

NOTE 6 - RELATED PARTY TRANSACTIONS

From the Company’s inception through July 2006, the Company utilized the office of its founder who was also a Director of the Company at no charge. The Company treated the usage of the office as if it were being donated and charged the estimated fair value rent of $100 per month to operations. Total rent expense incurred to this related party amounted to $300 for the three months ended March 31, 2006.

Effective August 2006, the Company began utilizing the office of the Company’s President on a month-to-month agreement for $560 per month. The Company paid $1,400 per month directly to the President’s landlord on this arrangement, with $560 per month treated as rent expense and the remaining $840 per month charged to compensation. The rent expense of $560 per month was the estimated fair value of the facilities provided. Effective November 10, 2006, the rent and compensation on this arrangement was increased to $600 and $900 per month, respectively. Total rent expense incurred to the Company’s President was $1,800 for the three months ended March 31, 2007. The total related compensation to the Company’s President from this arrangement over the same period was $2,700.

For the three months ended March 31, 2007, 99% of total revenues reflected from the Company’s delivery service business were derived from sales to a company that is owned by the brother-in-law of the Company’s President. Total revenues from this customer were $13,005 for the three months ended March 31, 2007. Total accounts receivable due from this customer at March 31, 2007 were $1,380.

All of the revenues reflected from the Company’s discontinued website development and design business the period from November 21, 2001 (inception) to December 31, 2006 were from services performed by an officer of the Company at no charge to the Company. The Company charged the estimated fair value of these services against the revenue earned (see Note 7).

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006 (Unaudited)

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

For the three months ended March 31, 2007 and 2006, there were no revenues or expenses relating to the discontinued website development and design business.

For the period from November 21, 2001 (inception) to March 31, 2007, total revenues of the discontinued website development and design business were $10,292 and costs of revenues totaled $3,420. Direct general and administrative expenses totaled $6,911. There were no income taxes relating to the discontinued operation. The net loss from the discontinued operation for the period from November 21, 2001 (inception) to March 31, 2007 was ($39).

Item 2. Plan of Operation

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2007.

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

Liquidity and Capital Resources. We had cash of $24,773 as of March 31, 2007, together with accounts receivable of $1,380 and prepaid expenses of $885 which total our current assets of $27,038 as of that date. Our total assets of $62,943 as of March 31, 2007, included our current assets of $27,038, and property and equipment of $35,905, net of depreciation. In June 2006, we raised $109,000 in a private placement in exchange for 1,090,000 shares of our common stock. We used $10,000 of those proceeds for a down payment on the truck that we purchased in June 2006 at a total price of $38,514. We financed the purchase of the vehicle with a loan totaling $28,514. The loan is evidenced by a promissory note, secured by the purchased vehicle. The note accrues interest at 10.7% per annum and matures in July 2011.

Our current liabilities were $44,650 as of March 31, 2007, which was represented by accounts payable and accrued expenses of $38,977, current maturities on long term note payable of $4,873, and income tax payable of $800. Our long term note payable, net of current maturities was $20,733 as of March 31, 2007. We had no other liabilities and no long term commitments or contingencies as of March 31, 2007.

During the three months ended March 31, 2007, we have incurred significant professional fees associated with being a public company. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended March 31, 2007 and March 31, 2006.

Results of Operations.

Revenues. For the three months ended March 31, 2007, we generated revenues of $13,135, as compared to revenues of $0 for the three months ended March 31, 2006. We anticipate that our revenues will increase as we continue operations under our new business plan, which we adopted in 2006, and develop additional relationships with potential clients for our services. Our cost of revenue during the three months ended March 31, 2007, was $11,230, as compared to $0 for the three months ended March 31, 2006. Therefore, for the three months ended March 31, 2007, we had a gross profit of $1,905, as compared to $0 for the three months ended March 31, 2006.

Operating Expenses. For the three months ended March 31, 2007, our total general and administrative expenses comprised our entire operating expenses of $49,136, as compared to total operating expenses of $642 for the three months ended March 31, 2006. The increase in total operating expenses is due to the increase in general and administrative expenses incurred in our current operations as well as legal and accounting costs related to being a public company. We expect that we will continue to incur significant operating expenses to develop our business and comply with our reporting requirements as a public company. After provision for income taxes of $800 in the respective three month periods, we had a net loss of $48,031 for the three months ended March 31, 2007, as compared to a net loss of $1,442 for the three months ended March 31, 2006. We expect that we will continue to incur losses for the foreseeable future.

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

During the next six to twelve months, we hope to expand our operations to acquire additional trucks so that we can service several accounts. In order to acquire additional trucks, we need to raise additional capital or generate significant revenues. We believe we can generate additional revenue by displaying advertising on the side of our delivery truck. If we can generate significant ad revenue, we believe that we will be able to grow at a much faster pace as we believe that the additional revenue would significantly defray the costs of purchasing and staffing an additional delivery trucks.

We also believe that there is an opportunity for us to acquire smaller companies with in the transportation industry. We hope to use our common stock as payment for any potential acquisitions. Accordingly, we intend to begin researching potential acquisitions or other suitable business partners which will assist us in realizing our business objectives. As of the date of this report, we have not identified any potential acquisition candidates. We cannot guaranty that we will acquire any other third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock.

We had cash of $24,773 as of March 31, 2007. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.	Rule 13a-14(a)/15d-14(a) Certifications.
32.	Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMR Solutions, Inc., a Nevada corporation

Date: May 14, 2007	By:	/s/ Mark Andre
Mark Andre
Its:		Principal Executive Officer, President, Secretary and a Director

Date: May 14, 2007	By:	/s/ Marla Andre
Marla Andre
Its:		Chief Financial Officer, Treasurer and a Director