Form 10QSB
period 2007-06-30
BMR SOLUTIONS INC
filed 2007-08-13
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 13, 2007, there were 3,888,750 shares of the issuer's $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one): ☐Yes ☒No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

June 30,
2007
(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$9,535
Accounts receivable	3,040
Prepaid expenses	441

Total current assets	13,016

Property and equipment, net of
accumulated depreciation	33,598

Total assets	$46,614

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$41,637
Current maturities of long-term note payable	5,005
Income tax payable	800

Total current liabilities	47,442

Long-term note payable, net of current maturities	19,462

Stockholders' equity (deficit)
Preferred stock, $0.001 par value;
5,000,000 shares authorized; 0 shares issued
and outstanding at June 30, 2007	-
Common stock, $0.001 par value;
50,000,000 shares authorized; 3,638,750 shares issued
and outstanding at June 30, 2007	3,639
Additional paid-in capital	162,356
Deficit accumulated during the development stage	(186,285)

Total stockholders' equity (deficit)	(20,290)

Total liabilities and stockholders' equity (deficit)	$46,614

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

					For the period
	Three Months	Three Months	Six Months	Six Months	November 21,
	Ended	Ended	Ended	Ended	2001 (inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$16,190	$-	$29,325	$-	$63,290

Cost of revenue	(12,386)	-	(23,616)	-	(50,302)

Gross profit	3,804	-	5,709	-	12,988

General and administrative expenses	(21,654)	(7,493)	(70,790)	(8,136)	(194,334)

Loss from continuing operations
before income taxes	(17,850)	(7,493)	(65,081)	(8,136)	(181,346)

Provision for income taxes	-	-	(800)	(800)	(4,800)

Loss from continuing operations	(17,850)	(7,493)	(65,881)	(8,936)	(186,146)

Discontinued operation (Note 7)
Income (loss) from operation of
discontinued website development
and design business	-	-	-	-	(39)

Net loss	$(17,850)	$(7,493)	$(65,881)	$(8,936)	$(186,185)

Basic and diluted earnings (loss) per
share resulting from
Continuing operations	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Discontinued operation	$-	$-	$-	$-
Net loss	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average common
shares outstanding	3,638,750	2,717,651	3,638,750	2,628,083

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				accumulated	Total
			Additional	during the	stockholders'
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)
Balance at November 21, 2001,
date of incorporation	-	$-	$-	$-	$-

Issuance of founder shares for
services at $0.02 per share in December 2001	2,000,000	2,000	38,000	-	40,000

Issuance of common stock for cash
at $0.02 per share in January 2002	548,750	549	10,426	-	10,975

Additional paid-in capital in exchange
for facilities provided by related party	-	-	2,500	-	2,500

Additional paid-in capital in exchange
for services provided by related party	-	-	1,110	-	1,110

Costs incurred in private offering			(3,000)		(3,000)

Distribution of assets to stockholders	-	-	-	(100)	(100)

Net loss from inception to December 31, 2003	-	-	-	(51,674)	(51,674)

Balance at December 31, 2003	2,548,750	2,549	49,036	(51,774)	(189)

Additional paid-in capital in exchange
for office expenses	-	-	1,200	-	1,200

Net loss for the year ended December 31, 2004	-	-	-	(2,812)	(2,812)

Balance at December 31, 2004	2,548,750	2,549	50,236	(54,586)	(1,801)

Additional paid-in capital in exchange
for office expenses	-	-	1,200	-	1,200

Additional paid-in capital in exchange
for services from officers	-	-	2,310	-	2,310

Net loss for the year ended December 31, 2005	-	-	-	(1,422)	(1,422)

Balance at December 31, 2005	2,548,750	2,549	53,746	(56,008)	287

Issuance of common stock for cash
at $0.10 per share in June 2006	1,090,000	1,090	107,910	-	109,000

Additional paid-in capital in exchange
for office expenses	-	-	700	-	700

Net loss for the year ended December 31, 2006	-	-	-	(64,396)	(64,396)

Balance at December 31, 2006	3,638,750	3,639	162,356	(120,404)	45,591

Net loss for the six months ended June 30, 2007
(unaudited)	-	-	-	(65,881)	(65,881)

Balance at June 30, 2007 (unaudited)	3,638,750	$3,639	$162,356	$(186,285)	$(20,290)

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the period
	Six Months	Six Months	November 21,
	Ended	Ended	2001 (inception)
	June 30,	June 30,	to June 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(65,881)	$(8,936)	$(186,185)
Adjustments to reconcile net loss to net cash used
in operating activities
Bad debt expense	-	-	1,440
Depreciation	4,613	642	9,487
Issuance of founder's shares for services	-	-	40,000
Additional paid-in capital in exchange
for facilities provided by related party	-	600	5,600
Additional paid-in capital in exchange
for services provided by related party	-	-	3,420
Change in operating assets and liabilities
Accounts receivable	(2,210)	-	(4,580)
Prepaid expenses and other current assets	21	-	(441)
Accounts payable and accrued expenses	22,532	4,675	41,638
Income tax payable	-	1,073	800

Net cash used in operating activities	(40,925)	(1,946)	(88,821)

Cash flows from investing activities
Purchase of property and equipment	-	(38,514)	(43,086)

Net cash used in investing activities	-	(38,514)	(43,086)

Cash flows from financing activities
Proceeds from issuance of common stock	-	109,000	119,975
Proceeds from vehicle loan	-	28,514	28,514
Repayment of vehicle loan	(2,275)	-	(4,047)
Costs incurred in private placement offering	-	-	(3,000)

Net cash provided by (used in) financing activities	(2,275)	137,514	141,442

Net increase (decrease) in cash and cash equivalents	(43,200)	97,054	9,535

Cash and cash equivalents, beginning of period	52,735	4,505	-

Cash and cash equivalents, end of period	$9,535	$101,559	$9,535

Supplemental disclosure of cash flow information
Income taxes paid	$800	$-	$5,409
Interest paid	$1,436	$-	$2,756

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on November 21, 2001.  The Company is developing a delivery services organization that specializes in the in-home delivery of mattresses, furniture and futons.  As of June 30, 2007, the Company reported $63,290 of revenue from its current line of business and will continue to report as a development stage company until significant revenues are produced.

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

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of June 30, 2007 had an accumulated deficit of $186,285. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (Unaudited)

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

CONCENTRATION OF CREDIT RISK

Cash and Cash Equivalents– The Company maintains its cash deposits in two bank accounts, which at times may exceed federally insured limits.

Revenues and Accounts Receivable– For the six months ended June 30, 2007, the Company transacted its business with two customers.  The Company’s largest customer, which is also a related party (see Note 6), accounted for 92% of total revenues. Total revenues from this customer were $26,945 for the six months ended June 30, 2007.  Total accounts receivable due from this customer at June 30, 2007 were $1,155.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  As of June 30, 2007 and 2006, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

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

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (Unaudited)

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2007, the Company did not deem any of its long-term assets to be impaired.

INTERNAL WEB SITE DEVELOPMENT COSTS

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of June 30, 2007, the Company had net capitalized costs of $1,875 related to its web site development.  The web site development costs were incurred to a related party (see Note 6) and are being depreciated on a straight-line basis over an estimated useful life of 3 years.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2007 and 2006, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (Unaudited)

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2007. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

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

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (Unaudited)

NOTE 2 - PROPERTY AND EQUIPMENT

A summary as of June 30, 2007 is as follows:

Delivery truck (pledged as collateral – see Note 3)	$38,514
Computer equipment and web site development	4,572
Less accumulated depreciation	(9,488)

$33,598

The delivery truck is being depreciated on a straight-line basis over its estimated useful life of 5 years.  Depreciation expense related to the delivery truck amounted to $3,851 for the six months ended June 30, 2007 and is included in cost of revenue.  The computer equipment and website development are being depreciated on a straight-line basis over an estimated useful life of 3 years.  Depreciation expense related to the computer equipment and website development amounted to $762 for the six months ended June 30, 2007 and is included in general and administrative expenses.

NOTE 3 - NOTE PAYABLE

In June 2006, the Company financed the purchase of a vehicle with a loan totaling $28,514.  The loan is evidenced by a promissory note, secured by the purchased vehicle. The note bears interest at 10.7% per annum and matures in July 2011.  This note is repaid in monthly installments of $618, which includes principal and interest.  Interest expense on this obligation was $1,436 for the six months ended June 30, 2007.

The following is a summary of scheduled principal payments on this note for the years ended June 30:

2008	$5,005
2009	5,566
2010	6,205
2011	6,923
2012	768

24,467
Less: current maturities	(5,005)

Long-term note payable	$19,462

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (Unaudited)

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

As of June 30, 2007, the Company had federal and state net operating loss carryforwards of approximately $141,000, which can be used to off set future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2026. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of deferred tax assets as of June 30, 2007 is as follows:

Net operating loss carryforward	$141,000
Effective tax rate	24%

Deferred tax asset	33,840
Valuation allowance	(33,840)

Net deferred tax asset	$--

NOTE 6 - RELATED-PARTY TRANSACTIONS

From the Company’s inception through July 2006, the Company utilized the office of its founder who was also a Director of the Company at no charge. The Company treated the usage of the office as if it were being donated and charged the estimated fair value rent of $100 per month to operations. Total rent expense incurred to this related party amounted to $600 for the six months ended June 30, 2006.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006 (Unaudited)

Effective August 2006, the Company began utilizing the office of the Company’s President on a month-to-month agreement for $560 per month.  The Company paid $1,400 per month directly to the President’s landlord on this arrangement, with $560 per month treated as rent expense and the remaining $840 per month charged to compensation. The rent expense of $560 per month was the estimated fair value of the facilities provided.  Effective November 10, 2006, the rent and compensation on this arrangement was increased to $600 and $900 per month, respectively. Total rent expense incurred to the Company’s President was $3,600 for the six months ended June 30, 2007.  The total related compensation to the Company’s President for the six month period was $4,690, which is net of a $710 reduction in rent granted by the President’s landlord during the period.

For the six months ended June 30, 2007, 92% of total revenues reflected from the Company’s delivery service business were derived from sales to a company that is owned by the brother-in-law of the Company’s President.  Total revenues from this customer were $26,945 for the six months ended June 30, 2007.  Total accounts receivable due from this customer at June 30, 2007 were $1,155.

All of the revenues reflected from the Company’s discontinued website development and design business were from services performed by an officer of the Company at no charge to the Company. The Company charged the estimated fair value of these services against the revenue earned.  See Note 7.

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

For the six months ended June 30, 2007 and 2006, there were no revenues or expenses relating to the discontinued website development and design business.

For the period from November 21, 2001 (inception) to June 30, 2007, total revenues of the discontinued website development and design business were $10,292 and costs of revenues totaled $3,420.  Direct general and administrative expenses totaled $6,911.  There were no income taxes relating to the discontinued operation.  The net loss from the discontinued operation for the period from November 21, 2001 (inception) to June 30, 2007 was ($39).

NOTE 8 – SUBSEQUENT EVENT

On August 1, 2007, the Company issued 250,000 shares of common stock at $0.10 per share for an aggregate total of $25,000. The shares were issued in a transaction which satisfies the conditions of the exemption from registration requirements of the Securities Act of 1933, as specified in Rule 506 of Regulation D.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.   These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2007.

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

Results of Operations.

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Revenues. For the three months ended June 30, 2007, we generated revenues of $16,190, as compared to revenues of $0 for the three months ended June 30, 2006. We anticipate that our revenues will increase as we continue operations under our new business plan, which we adopted in 2006, and develop additional relationships with potential clients for our services. Our cost of revenue during the three months ended June 30, 2007, was $12,386, as compared to $0 for the three months ended June 30, 2006. Therefore, for the three months ended June 30, 2007, we had a gross profit of $3,804, as compared to $0 for the three months ended June 30, 2006.

Operating Expenses. For the three months ended June 30, 2007, our total general and administrative expenses comprised our entire operating expenses of $21,654, as compared to total operating expenses of $7,493 for the three months ended June 30, 2006. The increase in total operating expenses is due to the increase in general and administrative expenses incurred in our current operations as well as legal and accounting costs related to being a public company. We expect that we will continue to incur significant operating expenses to develop our business and comply with our reporting requirements as a public company. We had a net loss of $17,850 for the three months ended June 30, 2007, as compared to a net loss of $7,493 for the three months ended June 30, 2006. We expect that we will continue to incur losses for the foreseeable future.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Revenues. For the six months ended June 30, 2007, we generated revenues of $29,325, as compared to revenues of $0 for the six months ended June 30, 2006. We anticipate that our revenues will increase as we continue operations under our new business plan, which we adopted in 2006, and develop additional relationships with potential clients for our services. Our cost of revenue during the six months ended June 30, 2007, was $23,616, as compared to $0 for the six months ended June 30, 2006. Therefore, for the six months ended June 30, 2007, we had a gross profit of $5,709, as compared to $0 for the six months ended June 30, 2006.

Operating Expenses. For the six months ended June 30, 2007, our total general and administrative expenses comprised our entire operating expenses of $65,081, as compared to total operating expenses of $8,136 for the six months ended June 30, 2006. The increase in total operating expenses is due to the increase in general and administrative expenses incurred in our current operations as well as legal and accounting costs related to being a public company. We expect that we will continue to incur significant operating expenses to develop our business and comply with our reporting requirements as a public company. After provision for income taxes of $800 in the respective six month periods, we had a net loss of $65,881 for the six months ended June 30, 2007, as compared to a net loss of $8,936 for the six months ended June 30, 2006. We expect that we will continue to incur losses for the foreseeable future.

Liquidity and Capital Resources. We had cash of $9,535 as of June 30, 2007, together with accounts receivable of $3,040 and prepaid expenses of $441 which total our current assets of $13,016 as of that date. Our total assets of $46,614 as of June 30, 2007, included our current assets of $13,016, and property and equipment of $33,598, net of depreciation. In June 2006, we raised $109,000 in a private placement in exchange for 1,090,000 shares of our common stock. We used $10,000 of those proceeds for a down payment on the truck that we purchased in June 2006 at a total price of $38,514. We financed the purchase of the vehicle with a loan totaling $28,514. The loan is evidenced by a promissory note, secured by the purchased vehicle. The note accrues interest at 10.7% per annum and matures in July 2011.

On August 1, 2007, we sold 250,000 shares of our common stock to two investors at $0.10 per share or gross proceeds of $25,000. We intend to use those proceeds for working capital.

Our current liabilities were $47,442 as of June 30, 2007, which was represented by accounts payable and accrued expenses of $41,637, current maturities on long term note payable of $5,005, and income tax payable of $800. Our long term note payable, net of current maturities was $19,462 as of June 30, 2007.  We had no other liabilities and no long term commitments or contingencies as of June 30, 2007.

During the six months ended June 30, 2007, we have incurred significant professional fees associated with being a public company. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

We had cash of $9,535 as of June 30, 2007. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

On August 1, 2007, we sold 250,000 shares of our common stock to two investors at $0.10 per share or gross proceeds of $25,000. We intend to use those proceeds for working capital. We also intend to continue to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, directors and principal shareholders are not committed to contribute funds to pay for our expenses.

Our belief that our officers, directors and principal shareholders will pay our expenses is based on the fact that our officers, directors and principal shareholders collectively own 3,090,000 shares of our common stock, which equals approximately 79.45% of our outstanding common stock. We believe that our officers, directors and principal shareholders will continue to pay our expenses as long as they maintain their ownership of our common stock.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

BMR Solutions, Inc.,

August 13, 2007	By:	/s/ Mark Andre
Mark Andre
Principal Executive Officer, President, Secretary and a Director

August 13, 2007	By:	/s/ Marla Andre
Marla Andre
Chief Financial Officer, Treasurer and a Director