Form 10KSB
period 2007-12-31
BMR SOLUTIONS INC
filed 2008-03-31
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

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

State issuer's revenues for its most recent fiscal year. $69,865.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 28, 2008, approximately $97,312.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 28, 2008, there were 3,888,750 shares of the issuer's $.001 par value common stock issued and outstanding.

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

On September 27, 2007, we announced the approval of a new organizational plan that we hope will enable us to streamline costs with respect to the administration of our delivery and transportation services. The proactive organizational plan is being taken in response to the following: (i) increasing fuel costs which is impacting the transportation industry; (ii) a general slowdown in our business operations which our management believes is due to, among other things, the decline in the real estate market in Southern California; and (iii) a tightening in the equity and credit markets which has limited our ability to raise additional capital through debt or equity financings. We had hoped to expand its operations by acquiring additional trucks so that we can attract and service new accounts. However, our ability to acquire additional trucks has been negatively affected by our inability to raise significant capital and its inability to generate significant revenues. Management changes in connection with the new organizational plan are described herein.

In addition, in connection with the new organizational plan, we have explored forming a wholly-owned subsidiary to operate our delivery and transportation services. Our management believes that operating our delivery and transportation services in a subsidiary will facilitate our new plan for expansion. In the last six months, we have been researching potential opportunities for us to acquire smaller companies with complementary businesses in the transportation industry in order to expand our operations. We have had informal discussions with representatives of certain transportation companies and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not entered into any agreements with any potential acquisition or joint venture candidates. We cannot guaranty that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

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

Advertising Revenue. We believe we can generate additional revenue by displaying advertising on the side of our delivery truck. We have had informal discussions with a provider of car wrap advertising regarding the costs of developing a wrap that will cover the sides and back of our truck. If we can generate significant ad revenue, we believe that we will be able to grow at a much faster pace and that the additional revenue would significantly defray the costs of purchasing and staffing any additional delivery trucks.

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

Employees. As of March 28, 2008, we have one full-time employee and one part-time employee. We believe we may need to hire two additional employees in the next six months so that we can provide a crew for another delivery truck. From time-to-time, we anticipate that we may use the services of independent contractors and consultants to support our expansion and business development.

Our Facilities.  Our offices are located at 1184 Rutland Road, Suite 2, Newport Beach, California 92660. Mark Andre, our former officer and director, provides approximately 1000 square feet of office space to us in exchange for $1,500 per month on a month to month basis.

Effective August 2006, we began utilizing the office of our former President on a month-to-month agreement for $560 per month.  We paid $1,400 per month directly to the former President’s landlord on this arrangement, with $560 per month treated as rent expense and the remaining $840 per month charged to compensation. The rent expense of $560 per month was the estimated fair value of the facilities provided.  Effective November 10, 2006, the rent and compensation on this arrangement was increased to $600 and $900 per month, respectively.  Beginning July 1, 2007, we paid $600 per month for our share of the rent expense, thereby eliminating the related officer compensation portion. Our share of rent expense totaled $7,200 and $2,880 for the years ended December 31, 2007 and 2006, respectively.  The total related compensation to our former president from this arrangement was $4,690 and $4,320 for the years ended December 31, 2007 and 2006, respectively.  The compensation portion in 2007 included a $710 reduction for a landlord credit granted to our former president.

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

As of December 31, 2007, our net loss since inception was $216,418. We expect to incur significant operating and capital expenditures and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

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

Our two largest customers account for 99% of our revenue, and the loss of these customers would result in a 99% loss of revenue.

We provide delivery services to two large and several smaller customers. Our two largest customers account for 99% of our revenues. If we were to lose these two customers, we would lose 99% of our revenues.

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

Our sole officer and director has not entered into an employment agreement with us.  We currently do not maintain any life insurance for our sole officer and director.  Our ability to provide our delivery services will depend on the continued services of Mark Andre, our former officer and director.  The loss of services provided by Mr. Andre would be particularly detrimental to us because, among other things, the loss would slow our growth, sever the relationships and contacts we maintain through Mr. Andre and deprive us of his experience.

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

Risks Related to Owning Our Common Stock

Our sole officer and director and principal shareholders own approximately 76.9% of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our sole officer and director and principal shareholders beneficially own, in the aggregate, approximately 76.9% of our outstanding shares of common stock.  Such concentrated control of the company may adversely affect the price of our common stock.  Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

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

Item 2. Description of Property.

Property held by us. As of the December 31, 2007 and 2006, we held no real property and do not presently own any interests in real estate.

Our Facilities.  Our executive, administrative and operating offices are located at 1184 Rutland Road, Suite 2, Newport Beach, California 92660. Mark Andre, our former officer and director, and brother-in-law of Mr. Shukur, our current president, chief financial officer, secretary and one of our directors, currently provides approximately 1,000 square feet of office space to us in exchange for $1,500 per month on a month to month basis. We pay $1,500 per month directly to Mr. Andre’s landlord on this arrangement, with $600 per month treated as rent expense and the remaining $900 per month charged to compensation to Mr. Andre. The rent expense of $600 per month is the estimated fair value of the facilities provided. We do not have a written lease or sublease agreement with Mr. Andre.

Effective August 2006, we began utilizing the office of our former President on a month-to-month agreement for $560 per month.  We paid $1,400 per month directly to the former President’s landlord on this arrangement, with $560 per month treated as rent expense and the remaining $840 per month charged to compensation. The rent expense of $560 per month was the estimated fair value of the facilities provided.  Effective November 10, 2006, the rent and compensation on this arrangement was increased to $600 and $900 per month, respectively.  Beginning July 1, 2007, we paid $600 per month for our share of the rent expense, thereby eliminating the related officer compensation portion. Our share of rent expense totaled $7,200 and $2,880 for the years ended December 31, 2007 and 2006, respectively.  The total related compensation to our former president from this arrangement was $4,690 and $4,320 for the years ended December 31, 2007 and 2006, respectively.  The compensation portion in 2007 included a $710 reduction for a landlord credit granted to our former president.

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

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information.  In April 2007, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “BMRU”. As of March 28, 2008, no shares of our common stock have traded.

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

As of March 28, 2008, there were 35 record holders of our common stock.

There are 330,548 outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We have not agreed to register for sale any shares of common stock held any of our shareholders.

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

On August 1, 2007 we sold 250,000 shares of our common stock to two investor(s) at $0.10 per share or gross proceeds of $25,000.  The shares were issued as a result of a private placement offering. There was no general solicitation used in this offering. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission. Specifically, the offer was made to “accredited investors”, as that term is defined under applicable federal and state securities laws, and no more than 35 non-accredited investors. We believe that each purchaser who was not an accredited investor has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment. Each investor was given adequate access to sufficient information about us to make an informed investment decision. There were no commissions paid on the sale of these shares.   The proceeds of $25,000 were used for working capital.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2007, for the sale of registered securities.

Penny Stock Regulation.  Trading of our securities is possible on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the securities offered.

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

For the year ended December 31, 2007 as compared to the year ended December 31, 2006.

Results of Operations.

Revenues. During the year ended December 31, 2007, we reorganized the focus of our business plan and generated revenues of $69,865, as compared to revenues of $33,965 for the year ended December 31, 2006, the year we adopted our current business plan and discontinued our previous operations.  We anticipate that our revenues will increase as we develop additional relationships with potential clients for our services. Our cost of revenue during the year ended December 31, 2007, was $56,056, as compared to $26,686 for the year ended December 31, 2006.  Therefore, for the year ended December 31, 2007, we had a gross profit of $13,809, as compared to $7,279 for the year ended December 31, 2006.

Operating Expenses. For the year ended December 31, 2007, our general and administrative expenses were $106,425, as compared to general and administrative expenses of $69,555 for the year ended December 31, 2006. The increase in general and administrative expenses is primarily due to the increase in professional fees, which is attributed to the increased accounting expenses related to the audit of our financial statements. We expect that we will continue to incur significant legal and accounting expenses related to being a public company. We had a net loss of $96,114 for the year ended December 31, 2007, as compared to $64,396 for the year ended December 31, 2006. We expect that we will continue to incur losses for the foreseeable future.

Liquidity and Capital Resources. We had cash of $13,642 as of December 31, 2007, together with accounts receivable of $4,995 and prepaid expenses of $983 which total our current assets of $19,620 as of that date. Our total assets of $48,605 as of December 31, 2007, included our current assets of $19,620, and property and equipment of $28,985, net of depreciation. In August 2007 we raised $25,000 in a private placement in exchange for 250,000 shares of our common stock. We used all of those proceeds for working capital.

During the year ended December 31, 2007, we have incurred significant professional fees associated with being a public company. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity in 2008 and we will need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, we must increase the number of clients we service and market and promote our services. During the next three to six months, our primary objective is to obtain additional clients as our current two largest customers account for 99% of our revenues. If we were to lose these customers, we would lose our only significant source of revenue. We are currently pursuing additional accounts by researching and contacting small to medium size furniture stores that are located near our current accounts in California. We are developing sales and marketing materials including brochures describing the services that we provide so that we can provide a professional appearance to potential clients. In addition, we are currently exploring options to generate revenue by placing advertising on the side of our truck. If we can generate significant ad revenue, we believe that we will be able to grow at a much faster pace as we believe that the additional revenue would significantly defray the costs of purchasing and staffing an additional delivery trucks.

On September 27, 2007, we announced the approval of a new organizational plan that we hope will enable us to streamline costs with respect to the administration of our delivery and transportation services. The proactive organizational plan is being taken in response to the following: (i) increasing fuel costs which is impacting the transportation industry; (ii) a general slowdown in our business operations which our management believes is due to, among other things, the decline in the real estate market in Southern California; and (iii) a tightening in the equity and credit markets which has limited  our ability to raise additional capital through debt or equity financings. We had hoped to expand its operations by acquiring additional trucks so that we can service several accounts. However, our ability to acquire additional trucks has been negatively affected by our inability to raise significant capital and its inability to generate significant revenues. Management changes in connection with the new organizational plan are described herein.

In addition, in connection with the new organizational plan, we have explored forming a wholly-owned subsidiary to operate our delivery and transportation services. Our management believes that operating our delivery and transportation services in a subsidiary will facilitate our new plan for expansion. In the last six months, we have been researching potential opportunities for us to acquire smaller companies with complementary businesses in the transportation industry in order to expand our operations. We have had informal discussions with representatives of certain transportation companies and other companies that may be interested in being acquired by us or entering into a joint venture agreement with us. As of the date of this report, we have not entered into any agreements with any potential acquisition or joint venture candidates. We cannot guaranty that we will acquire or enter into any joint venture with any third party, or that in the event that we acquire another entity, this acquisition will increase the value of our common stock. We hope to use our common stock as payment for any potential acquisitions.

We had cash of $13,642 as of December 31, 2007. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, directors and principal shareholders are not obligated to contribute funds to pay for our expenses.

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
Newport Beach, California

We have audited the accompanying balance sheets of BMR Solutions, Inc. as of December 31, 2007 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and for the period November 21, 2001 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BMR Solutions, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and for the period November 21, 2001 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying financial statements, the Company has incurred net losses since inception, and as of December 31, 2007 had an accumulated deficit of $216,518.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters is also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben
Jonathon P. Reuben C.P.A., An Accountancy Corporation Torrance, California March 28, 2008

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

December 31,
2007
ASSETS

Current assets
Cash and cash equivalents	$13,642
Accounts receivable	4,995
Prepaid expenses	983

Total current assets	19,620

Property and equipment, net of
accumulated depreciation	28,985

Total assets	$48,605

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$48,309
Current maturities of long-term note payable	5,321
Income tax payable	800

Total current liabilities	54,430

Long-term note payable, net of current maturities	16,698

Stockholders' equity (deficit)
Preferred stock, $0.001 par value;
5,000,000 shares authorized; 0 shares issued
and outstanding at December 31, 2007	-
Common stock, $0.001 par value;
50,000,000 shares authorized; 3,888,750 shares issued
and outstanding at December 31, 2007	3,889
Additional paid-in capital	190,106
Deficit accumulated during the development stage	(216,518)

Total stockholders' equity (deficit)	(22,523)

Total liabilities and stockholders' equity (deficit)	$48,605

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the period
	Year	Year	November 21,
	Ended	Ended	2001 (inception)
	December 31,	December 31,	to December 31,
	2007	2006	2007

Net revenue	$69,865	$33,965	$103,830

Cost of revenue	(56,056)	(26,686)	(82,742)

Gross profit	13,809	7,279	21,088

General and administrative expenses	(106,425)	(69,555)	(228,649)

Interest expense	(2,698)	(1,320)	(4,018)

Loss from continuing operations
before income taxes	(95,314)	(63,596)	(211,579)

Provision for income taxes	(800)	(800)	(4,800)

Loss from continuing operations	(96,114)	(64,396)	(216,379)

Discontinued operation (Note 7)
Income (loss) from operation of
discontinued website development
and design business	-	-	(39)

Net loss	$(96,114)	$(64,396)	$(216,418)

Basic and diluted earnings (loss) per
share resulting from
Continuing operations	$(0.03)	$(0.02)
Discontinued operation	$-	$-
Net loss	$(0.03)	$(0.02)

Weighted average common
shares outstanding	3,741,832	3,137,353

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				accumulated	Total
			Additional	during the	stockholders'
	Common stock		paid-in	development	equity
	Shares	Amount	capital	stage	(deficit)

Balance at November 21, 2001,
date of incorporation	-	$-	$-	$-	$-

Issuance of founder shares for
services at $0.02 per share in December 2001	2,000,000	2,000	38,000	-	40,000

Issuance of common stock for cash
at $0.02 per share in January 2002	548,750	549	10,426	-	10,975

Additional paid-in capital in exchange
for facilities provided by officer	-	-	2,500	-	2,500

Additional paid-in capital in exchange
for services from officer	-	-	1,110	-	1,110

Costs incurred in private offering			(3,000)		(3,000)

Distribution of assets to stockholders	-	-	-	(100)	(100)

Net loss from inception to December 31, 2003	-	-	-	(51,674)	(51,674)

Balance at December 31, 2003	2,548,750	2,549	49,036	(51,774)	(189)

Additional paid-in capital in exchange
for facilities provided by officer	-	-	1,200	-	1,200

Net loss for the year ended December 31, 2004	-	-	-	(2,812)	(2,812)

Balance at December 31, 2004	2,548,750	2,549	50,236	(54,586)	(1,801)

Additional paid-in capital in exchange
for facilities provided by officer	-	-	1,200	-	1,200

Additional paid-in capital in exchange
for services from officer	-	-	2,310	-	2,310

Net loss for the year ended December 31, 2005	-	-	-	(1,422)	(1,422)

Balance at December 31, 2005	2,548,750	2,549	53,746	(56,008)	287

Issuance of common stock for cash
at $0.10 per share in June 2006	1,090,000	1,090	107,910	-	109,000

Additional paid-in capital in exchange
for facilities provided by officer	-	-	700	-	700

Net loss for the year ended December 31, 2006	-	-	-	(64,396)	(64,396)

Balance at December 31, 2006	3,638,750	3,639	162,356	(120,404)	45,591

Issuance of common stock for cash
at $0.10 per share in August 2007	250,000	250	24,750	-	25,000

Additional paid-in capital in exchange
for services from officer	-	-	3,000	-	3,000

Net loss for the year ended December 31, 2007	-	-	-	(96,114)	(96,114)

Balance at December 31, 2007	3,888,750	$3,889	$190,106	$(216,518)	$(22,523)

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the period
	Year	Year	November 21,
	Ended	Ended	2001 (inception)
	December 31,	December 31,	to December 31,
	2007	2006	2007
Cash flows from operating activities
Net loss	$(96,114)	$(64,396)	$(216,418)
Adjustments to reconcile net loss to net cash used
in operating activities
Bad debt expense	-	-	1,440
Depreciation	9,227	4,874	14,101
Issuance of founder's shares for services	-	-	40,000
Additional paid-in capital in exchange
for facilities provided by officer	-	700	5,600
Additional paid-in capital in exchange
for services provided by officer	3,000	-	6,420
Change in operating assets and liabilities
Accounts receivable	(4,165)	(830)	(6,535)
Prepaid expenses and other current assets	(521)	(462)	(983)
Accounts payable and accrued expenses	29,203	19,106	48,309
Income tax payable	-	(3,418)	800

Net cash used in operating activities	(59,370)	(44,426)	(107,266)

Cash flows from investing activities
Purchase of property and equipment	-	(43,086)	(43,086)

Net cash used in investing activities	-	(43,086)	(43,086)

Cash flows from financing activities
Proceeds from issuance of common stock	25,000	109,000	144,975
Proceeds from vehicle loan	-	28,514	28,514
Repayment of vehicle loan	(4,723)	(1,772)	(6,495)
Costs incurred in private placement offering	-	-	(3,000)

Net cash provided by financing activites	20,277	135,742	163,994

Net increase (decrease) in cash and cash equivalents	(39,093)	48,230	13,642

Cash and cash equivalents, beginning of period	52,735	4,505	-

Cash and cash equivalents, end of period	$13,642	$52,735	$13,642

Supplemental disclosure of cash flow information
Income taxes paid	$800	$4,609	$5,409
Interest paid	$2,698	$1,320	$4,018

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on November 21, 2001.  The Company is developing a delivery services organization that specializes in the in-home delivery of mattresses, furniture and futons.  As of December 31, 2007, the Company reported a total of $103,830 in revenue from its current line of business and will continue to report as a development stage company until significant revenues are produced.

Prior to the commencement of its current operations, the Company was developing an organization that specialized in website development and design services.  The Company abandoned this line of business in 2005 (see Note 7).

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of December 31, 2007 had an accumulated deficit of $216,518. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
DECEMBER 31, 2007 AND 2006

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

CONCENTRATION OF CREDIT RISK

Cash and Cash Equivalents – The Company maintains its cash deposits in two bank accounts, which at times may exceed federally insured limits.

Revenues and Accounts Receivable – For the year ended December 31, 2007, the Company transacted its business with six customers.  The Company’s largest customer, which is also a related party (see Note 6), accounted for 74% of total revenues. Total revenues from this customer were $51,665 for the year ended December 31, 2007.  Total accounts receivable due from this customer at December 31, 2007 were $1,440.  The Company’s second largest customer accounted for 25% of total revenues.  Total revenues from this customer were $17,500 for the year ended December 31, 2007.  Total accounts receivable due from this customer at December 31, 2007 were $3,555.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  As of December 31, 2007, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2007, the Company did not deem any of its long-term assets to be impaired.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

INTERNAL WEB SITE DEVELOPMENT COSTS

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of December 31, 2007, the Company had net capitalized costs of $1,458 related to its web site development.  The web site development costs were incurred to a related party (see Note 6) and are being depreciated on a straight-line basis over an estimated useful life of 3 years.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2007 and 2006, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

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

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2007. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

RECENT ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 141(R) - In December 2007, the FASB issued Statement No. 141(R), Business Combinations.   This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to:

•	The formation of a joint venture
•	The acquisition of an asset or a group of assets that does not constitute a business

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

•	A combination between entities or businesses under common control
•	A combination between not-for-profit organizations
•	The acquisition of a for-profit business by a not-for-profit organization

This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting - the acquisition method - to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating SFAS 141(R), and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 160 - In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51. A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

•
The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.

•	The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

•
Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

•
When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

•	Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.  This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R). This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented.  The Company is currently evaluating SFAS 160 and has not yet determined its potential impact on its future results of operations or financial position.

SFAS No. 161 - In December 2007, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating SFAS 161 and has not yet determined its potential impact on its future results of operations or financial position.

NOTE 2 - PROPERTY AND EQUIPMENT

A summary as of December 31, 2007 is as follows:

Delivery truck (pledged as collateral – see Note 3)	$38,514
Computer equipment and web site development	4,572
Less accumulated depreciation	(14,101)

$28,985

The delivery truck is being depreciated on a straight-line basis over its estimated useful life of 5 years.  Depreciation expense related to the delivery truck amounted to $7,703 for the year ended December 31, 2007 and is included in cost of revenue.  The computer equipment and website development are being depreciated on a straight-line basis over an estimated useful life of 3 years.  Depreciation expense related to the computer equipment and website development amounted to $1,524 for the year ended December 31, 2007 and is included in general and administrative expenses.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 3 - NOTE PAYABLE

In June 2006, the Company financed the purchase of a vehicle with a loan totaling $28,514.  The loan is evidenced by a promissory note, secured by the purchased vehicle. The note bears interest at 10.7% per annum and matures in July 2011.  This note is repaid in monthly installments of $618, which includes principal and interest.  Interest expense on this obligation was $2,698 for the year ended December 31, 2007.

The following is a summary of scheduled principal payments on this note for the years ended December 31:

2008	$5,321
2009	5,919
2010	6,584
2011	4,195

22,019
Less: current maturities	(5,321)

Long-term note payable	$16,698

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

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

As of December 31, 2007, the Company had federal and state net operating loss carryforwards of approximately $167,000, which can be used to off set future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2027. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of deferred tax assets as of December 31, 2007 is as follows:

Net operating loss carryforward	$167,000
Effective tax rate	24%

Deferred tax asset	40,080
Valuation allowance	(40,080)

Net deferred tax asset	$--

NOTE 6 - RELATED-PARTY TRANSACTIONS

From the Company’s inception through July 2006, the Company utilized the office of its founder, who was also a Director of the Company, at no charge. The Company treated the usage of the office as if it were being donated and charged the estimated fair value rent of $100 per month to operations. Total rent expense incurred to this related party amounted to $700 for the nine months ended September 30, 2006.

Effective August 2006, the Company began utilizing the office of the Company’s former President on a month-to-month agreement for $560 per month.  The Company paid $1,400 per month directly to the former President’s landlord on this arrangement, with $560 per month treated as rent expense and the remaining $840 per month charged to compensation. The rent expense of $560 per month was the estimated fair value of the facilities provided.  Effective November 10, 2006, the rent and compensation on this arrangement was increased to $600 and $900 per month, respectively.  Beginning July 1, 2007, the Company paid $600 per month for its share of the rent expense, thereby eliminating the related officer compensation portion.  The Company’s share of rent expense totaled $7,200 and $2,880 for the years ended December 31, 2007 and 2006, respectively.  The total related compensation to the Company’s President from this arrangement was $4,690 and $4,320 for the years ended December 31, 2007 and 2006, respectively.  The compensation portion in 2007 included a $710 reduction for a landlord credit granted to the Company’s President.

The Company’s Board approved the appointment of K. John Shukur to serve as President, Chief Financial Officer, Secretary and a director effective as of October 1, 2007.  During these last three months of 2007, Mr. Shukur received no compensation for his services as a Company officer.  The Company has recorded compensation expense and additional paid-in capital totaling $3,000, which represents the estimated fair value of these services at $1,000 per month.

 BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

For the year ended December 31, 2007, 74% of total revenues reflected from the Company’s delivery service business were derived from sales to a company that is owned by the brother-in-law of the Company’s former President.  Total revenues from this customer were $51,665 for the year ended December 31, 2007.  Total accounts receivable due from this customer at December 31, 2007 were $1,440 (see Note 1).

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

For the period from November 21, 2001 (inception) to December 31, 2007, total revenues of the discontinued website development and design business were $10,292 and costs of revenues totaled $3,420.  Direct general and administrative expenses totaled $6,911.  There were no income taxes relating to the discontinued operation.  The net loss from the discontinued operation for the period from November 21, 2001 (inception) to December 31, 2007 was ($39).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A(T). Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

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

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
K. John Shukur	37	president, chief financial officer, secretary and director

K. John Shukur.  In connection with our new organizational plan, on September 27, 2007, K. John Shukur was appointed to serve as President, Chief Financial Officer, Secretary and a director effective as of October 1, 2007. From 2003 to the present, Mr. Shukur has been working as a financial consultant to several small public companies.  From 2001 to 2003, Mr. Shukur served as the Chief Financial Officer and a director of Fuel Centers, Inc.,  a reporting company.  From 1994 to 2001, Mr. Shukur has been the operator of Samurai Harry’s, a chain of Japanese-American food restaurants located in Southern California. Mr. Shukur earned his Bachelor of Science degree in Environmental Analysis and Design from University of California, Irvine in 1994. Mr. Shukur is not an officer or a director of any other reporting company.

K. John Shukur is married to Marla Andre, our former officer and director.  Mark Andre, also our former officer and director, is the brother of Marla Andre. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

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

Item 10. Executive Compensation

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our Board of Directors.  During his term of service with us, Mr. Andre was compensated approximately $2,440 per month, which included approximately $1,165 per month in compensation paid on our rental arrangement with Mr. Andre and other Company allowances.  There are no arrangements or agreements to compensate Mr. Shukur for his services to us as an officer. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our executive officers during the years ending December 31, 2007 and December 31, 2006.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
K. John Shukur	2007	None	None	None	None	None	None	None	None

Mark Andre former president, secretary	2007	$15,314	None	None	None	None	None	$13,988	$29,302
	2006	$9,440	None	None	None	None	None	$7,749	$17,189
Marla Andre, former chief financial officer	2007	None	None	None	None	None	None	None	None
	2006	$1,000	None	None	None	None	None	None	$1,000
Brian Mirrotto, former president, secretary and treasurer	2006	None	None	None	None	None	None	None	None

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

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2007, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Mark Andre former officer	0	0	0	0	0	0	0	0	0
Marla Andre, former officer	0	0	0	0	0	0	0	0	0
K. John Shukur, president, chief financial officer, secretary	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Mark Andre	0	0	0	0	0	0	0
Marla Andre	0	0	0	0	0	0	0
K. John Shukur	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2008, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Mark Andre 1184 Rutland Road, Suite 2 Newport Beach, California 92660	1,100,000 shares Former officer and director	28.3%
Common Stock	Marla Andre 1184 Rutland Road, Suite 2 Newport Beach, California 92660	1,000,000 shares(1) Former officer and director	25.7%
Common Stock	K. John Shukur 1184 Rutland Road, Suite 2 Newport Beach, California 92660	1,000,000 shares(1) President, chief financial officer, secretary, director	25.7%
Common Stock	Eric Peterson 1184 Rutland Road, Suite 2 Newport Beach, California 92660	890,000 shares	22.9%
Common Stock	All directors and named executive officers as a group	1,000,000 shares(1)	25.7%
(1) Marla Andre, our former officer and formerly one of our directors, who owns 950,000 shares, is married to K. John Shukur, who owns 50,000 shares. Therefore, together, they beneficially own 1,000,000 shares of common stock, which equals approximately 25.7% of our issued and outstanding common stock.

Mr. Shukur, currently our sole officer and director owns 50,000 shares of our common stock. Marla Andre, our former officer and formerly one of our directors, is the spouse of K. John Shukur and owns 950,000 shares. Therefore, Mr. Shukur beneficially owns 1,000,000 shares of common stock, which equals approximately 25.7% of our issued and outstanding common stock.

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

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions. From August 2006 to November 9, 2006, Mark Andre, our former president, secretary and formerly one of our directors, provided approximately 1,000 square feet of office space to us in exchange for $1,400 per month on a month to month basis.  Effective November 10, 2006, this amount was increased to $1,500 per month. We paid $1,400 per month directly to Mr. Andre’s landlord on this arrangement, with $560 per month treated as rent expense and the remaining $840 per month charged to compensation. The rent expense of $560 per month is the estimated fair value of the facilities provided. Effective November 10, 2006, the rent and compensation on this arrangement was increased to $600 and $900 per month, respectively.

From 2001 to May 2006, Brian Mirrotto, one of our former directors, provided approximately 100 square feet of office space to us at no charge. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $100 per month. That amount has been included in the financial statements as additional capital contribution by Mr. Mirrotto.

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

Marla Andre, our former chief financial officer and formerly one of our directors, and her spouse have jointly and severally guaranteed our repayment of our note payable to GMAC Financing, which was for the purchase of our delivery truck.

Mark Andre, our former president, secretary and formerly one of our directors, is the brother in law of John Danna, one of the owners of our major customer.

In September 2006, we paid $2,500 to Michael Andre, the father of Mark Andre, our former officer and director, for website development services.

Effective August 2006, we began utilizing the office of our former President on a month-to-month agreement for $560 per month.  We paid $1,400 per month directly to the former President’s landlord on this arrangement, with $560 per month treated as rent expense and the remaining $840 per month charged to compensation. The rent expense of $560 per month was the estimated fair value of the facilities provided.  Effective November 10, 2006, the rent and compensation on this arrangement was increased to $600 and $900 per month, respectively.  Beginning July 1, 2007, we paid $600 per month for its share of the rent expense, thereby eliminating the related officer compensation portion. Our share of rent expense totaled $7,200 and $2,880 for the years ended December 31, 2007 and 2006, respectively.  The total related compensation to our former president from this arrangement was $4,690 and $4,320 for the years ended December 31, 2007 and 2006, respectively.  The compensation portion in 2007 included a $710 reduction for a landlord credit granted to our former president.

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

Item 13. Exhibits

3.1          Articles of Incorporation*
3.2          Bylaws*
31           Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.
32           Section 906 Certification by Chief Executive Officer and Chief Financial Officer.
*Included in Registration Statement on Form SB-2 filed on September 19, 2006.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal year ended December 31, 2007, for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-KSB and Form SB-2 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $14,010. The audit fees incurred for the fiscal year ended December 31, 2006 totaled $15,384.

Audit-Related Fees. For the fiscal year ended December 31, 2007, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the fiscal year ended December 31, 2007, we were billed a total of $9,275 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements. The audit-related fees incurred for the fiscal year ended December 31, 2006 totaled $13,475.

Tax Fees. For the fiscal years ended December 31, 2007 and December 31, 2006, another separate accountant rendered services for tax compliance, tax advice, and tax planning work for which we paid $950 and $3,250, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of San Juan Capistrano, California, on March 28, 2008.

BMR Solutions, Inc. a Nevada corporation

Dated: March 28, 2008	By:	/s/ K. John Shukur
	Its:	K. John Shukur Principal Executive Officer, Chief Financial Officer President, Treasurer, Secretary and a Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ K. John Shukur	March 28, 2008
K. John Shukur Director