Form 10-Q
period 2008-03-31
BMR SOLUTIONS INC
filed 2008-05-09
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

(949) 292-0820
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  xYes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of May 8, 2008, there were 3,888,750 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

March 31,
2008
(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$7,137
Accounts receivable	4,990
Prepaid expenses	491

Total current assets	12,618

Property and equipment, net of
accumulated depreciation	26,678

Total assets	$39,296

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$57,029
Current maturities of long-term note payable	5,464
Income tax payable	800

Total current liabilities	63,293

Long-term note payable, net of current maturities	15,276

Stockholders' equity (deficit)
Preferred stock, $0.001 par value;
5,000,000 shares authorized; 0 shares issued and outstanding	-
Common stock, $0.001 par value;
50,000,000 shares authorized; 3,888,750 shares issued and outstanding	3,889
Additional paid-in capital	193,106
Deficit accumulated during the development stage	(236,268)

Total stockholders' equity (deficit)	(39,273)

Total liabilities and stockholders' equity (deficit)	$39,296

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the period
			November 21,
	Three Months	Three Months	2001
	Ended	Ended	(inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$19,450	$13,135	$123,280

Cost of revenue	(15,438)	(11,230)	(98,180)

Gross profit	4,012	1,905	25,100

General and administrative expenses	(22,384)	(48,417)	(251,033)

Interest expense	(578)	(719)	(4,596)

Loss from continuing operations
before income taxes	(18,950)	(47,231)	(230,529)

Provision for income taxes	(800)	(800)	(5,600)

Loss from continuing operations	(19,750)	(48,031)	(236,129)

Discontinued operation (Note 7)
Income (loss) from operation of
discontinued website development
and design business	-	-	(39)

Net loss	$(19,750)	$(48,031)	$(236,168)

Net loss per common share -
basic and diluted	$(0.01)	$(0.01)

Weighted average common
shares outstanding	3,888,750	3,638,750

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the period
			November 21,
	Three Months	Three Months	2001
	Ended	Ended	(inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(19,750)	$(48,031)	$(236,168)
Adjustments to reconcile net loss to net cash used
in operating activities
Bad debt expense	-	-	1,440
Depreciation	2,307	2,307	16,408
Issuance of founder's shares for services	-	-	40,000
Additional paid-in capital in exchange
for facilities provided by officer	-	-	5,600
Additional paid-in capital in exchange
for services provided by officer	3,000	-	9,420
Change in operating assets and liabilities
Accounts receivable	5	(550)	(6,530)
Prepaid expenses and other current assets	492	(423)	(491)
Accounts payable and accrued expenses	8,720	19,871	57,029
Income tax payable	-	-	800

Net cash used in operating activities	(5,226)	(26,826)	(112,492)

Cash flows from investing activities
Purchase of property and equipment	-	-	(43,086)

Net cash used in investing activities	-	-	(43,086)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	144,975
Proceeds from vehicle loan	-	-	28,514
Repayment of vehicle loan	(1,279)	(1,136)	(7,774)
Costs incurred in private placement offering	-	-	(3,000)

Net cash provided by (used in) financing activites	(1,279)	(1,136)	162,715

Net increase (decrease) in cash and cash equivalents	(6,505)	(27,962)	7,137

Cash and cash equivalents, beginning of period	13,642	52,735	-

Cash and cash equivalents, end of period	$7,137	$24,773	$7,137

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800	$6,209
Interest paid	$578	$720	$4,596

The accompanying notes are an integral part of these financial statements.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on November 21, 2001.  The Company is developing a delivery services organization that specializes in the in-home delivery of mattresses, furniture and futons.  As of March 31, 2008, the Company reported $123,280 of revenue from its current line of business and will continue to report as a development stage company until significant revenues are produced.

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

In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year.  For further information, refer to the financial statements and notes included in BMR Solutions, Inc.’s Form 10-KSB for the year ended December 31, 2007.

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of March 31, 2008 had an accumulated deficit of $236,268. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
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

Revenues and Accounts Receivable – For the three months ended March 31, 2008, the Company transacted its business with three customers.  The Company’s largest customer, which is also a related party (see Note 6), accounted for 63% of total revenues. Total revenues from this customer were $12,295 for the three months ended March 31, 2008.  Total accounts receivable due from this customer at March 31, 2008 were $2,185.  The Company’s second largest customer accounted for 36% of total revenues.  Total revenues from this customer were $7,060 for the three months ended March 31, 2008.  Total accounts receivable due from this customer at March 31, 2008 were $2,710.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  As of March 31, 2008, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2008, the Company did not deem any of its long-term assets to be impaired.

INTERNAL WEB SITE DEVELOPMENT COSTS

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of March 31, 2008, the Company had net capitalized costs of $1,250 related to its web site development.  The web site development costs were incurred to a related party (see Note 6) and are being depreciated on a straight-line basis over an estimated useful life of 3 years.

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
MARCH 31, 2008
(UNAUDITED)

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2008 and 2007, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2008. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

RECLASSIFICATION

Certain reclassifications have been made to conform March 31, 2007 amounts to the March 31, 2008 presentation for comparative purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

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
MARCH 31, 2008
(UNAUDITED)

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

SFAS No. 161 - In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

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
MARCH 31, 2008
(UNAUDITED)

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

NOTE 2 - PROPERTY AND EQUIPMENT

A summary as of March 31, 2008 is as follows:

Delivery truck (pledged as collateral – see Note 3)	$38,514
Computer equipment and web site development	4,572
Less accumulated depreciation	(16,408)

$26,678

The delivery truck is being depreciated on a straight-line basis over its estimated useful life of 5 years.  Depreciation expense related to the delivery truck amounted to $1,926 for the three months ended March 31, 2008 and is included in cost of revenue.  The computer equipment and website development are being depreciated on a straight-line basis over an estimated useful life of 3 years.  Depreciation expense related to the computer equipment and website development amounted to $381 for the three months ended March 31, 2008 and is included in general and administrative expenses.

NOTE 3 - NOTE PAYABLE

In June 2006, the Company financed the purchase of a vehicle with a loan totaling $28,514.  The loan is evidenced by a promissory note, secured by the purchased vehicle. The note bears interest at 10.7% per annum and matures in July 2011.  This note is repaid in monthly installments of $618, which includes principal and interest.  Interest expense on this obligation was $578 for the three months ended March 31, 2008.

The following is a summary of scheduled principal payments on this note for the three months ended March 31:

2008	$5,464
2009	6,079
2010	6,762
2011	2,435

20,740
Less: current maturities	(5,464)

Long-term note payable	$15,276

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
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

As of March 31, 2008, the Company had federal and state net operating loss carryforwards of approximately $178,000, which can be used to off set future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2028. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

A summary of deferred tax assets as of March 31, 2008 is as follows:

Net operating loss carryforward	$178,000

Effective tax rate	24%

Deferred tax asset	42,720
Valuation allowance	(42,720)

Net deferred tax asset	$--

BMR SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 6 - RELATED-PARTY TRANSACTIONS

The Company utilizes office space provided by its former President on a month-to-month arrangement.  The Company’s rent expense on this arrangement totaled $1,800 and $1,800 for the three months ended March 31, 2008 and 2007, respectively.  For the three months ended March 31, 2007, the Company paid an additional $2,700 directly to the former President’s landlord, which was charged to compensation.

The Company’s Board approved the appointment of K. John Shukur to serve as President, Chief Financial Officer, Secretary and a director effective as of October 1, 2007.  For the three months ended March 31, 2008, Mr. Shukur received no compensation for his services as a Company officer.  The Company has recorded compensation expense and additional paid-in capital totaling $3,000, which represents the estimated fair value of these services at $1,000 per month.

For the three months ended March 31, 2008, 63% of total revenues reflected from the Company’s delivery service business were derived from sales to a company that is owned by the brother-in-law of the Company’s former President.  Total revenues from this customer were $12,295 for the three months ended March 31, 2008.  Total accounts receivable due from this customer at March 31, 2008 were $2,185 (see Note 1).
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

For the period from November 21, 2001 (inception) to March 31, 2008, total revenues of the discontinued website development and design business were $10,292 and costs of revenues totaled $3,420.  Direct general and administrative expenses totaled $6,911.  There were no income taxes relating to the discontinued operation.  The net loss from the discontinued operation for the period from November 21, 2001 (inception) to March 31, 2008 was ($39).

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.   These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

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

We currently serve as the sole provider of delivery services for Danna’s Mattresses, Inc., which owns two retail mattress locations, located in Upland and Rancho Cucamonga, California. Those two retail mattress locations have been in business for 16 years and are our primary source of revenue. We do not have a written agreement with Danna’s Mattresses, Inc.  We are currently pursuing additional accounts by contacting local furniture retailers. We hope to expand our operations to acquire additional trucks so that we can service several accounts.

Liquidity and Capital Resources. We had cash of $7,137 as of March 31, 2008, together with accounts receivable of $4,990 and prepaid expenses of $491 which total our current assets of $12,618 as of that date. Our total assets of $39,296 as of March 31, 2008, included our current assets of $12,618, and property and equipment of $29,678, net of depreciation.

Our current liabilities were $63,293 as of March 31, 2008, which was represented by accounts payable and accrued expenses of $57,029, current maturities on long term note payable of $5,464, and income tax payable of $800. Our long term note payable, net of current maturities was $15,276 as of March 31, 2008.  We had no other liabilities and no long term commitments or contingencies as of March 31, 2008.

During the three months ended March 31, 2008, we have incurred significant professional fees associated with being a public company. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended March 31, 2008 and March 31, 2007.

Results of Operations.

Revenues. For the three months ended March 31, 2008, we generated revenues of $19,450, as compared to revenues of $13,135 for the three months ended March 31, 2007. We anticipate that our revenues will increase as we develop additional relationships with potential clients for our services. In addition, we are currently exploring options to generate revenue by placing advertising on the side of our truck.  Our cost of revenue during the three months ended March 31, 2008, was $15,438, as compared to $11,230 for the three months ended March 31, 2007. Therefore, for the three months ended March 31, 2008, we had a gross profit of $4,012, as compared to $1,905 for the three months ended March 31, 2007.

Operating Expenses. For the three months ended March 31, 2008, our total general and administrative expenses comprised our entire operating expenses of $22,384, as compared to total operating expenses of $48,417 for the three months ended March 31, 2007. The decrease in total operating expenses is primarily due to the higher legal costs we incurred during the prior period to list our shares on the Over-the-Counter Bulletin Board. We expect that we will continue to incur significant operating expenses to develop our business and comply with our reporting requirements as a public company. After provision for income taxes of $800 in the respective three month periods, we had a net loss of $19,750 for the three months ended March 31, 2008, as compared to a net loss of $48,031 for the three months ended March 31, 2007. We expect that we will continue to incur losses for the foreseeable future.

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

We had cash of $7,137 as of March 31, 2008. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of becoming a public company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

We intend to continue to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, directors and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

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

BMR Solutions, Inc., a Nevada corporation

May 8, 2008	By:	/s/ K. John Shukur
	Its:	K. John Shukur Principal Executive Officer, President, Secretary, Chief Financial Officer, Treasurer and a Director