Form 10-Q
period 2008-06-30
BMR SOLUTIONS INC
filed 2008-08-14
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______to______

  Commission File Number: 000-52337

BMR Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	33-0989901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of August 13, 2008, there were 7,777,500 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BMR SOLUTIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS

Current assets
Cash	$4,741	$13,642
Accounts receivable	2,575	4,995
Prepaid expenses	52	983

Total current assets	7,368	19,620

Property and equipment, net of $18,715 and $14,101
accumulated depreciation, respectively	24,371	28,985

Total assets	$31,739	$48,605

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$61,152	$48,309
Current maturities of long-term note payable	5,612	5,321
Income tax payable	800	800

Total current liabilities	67,564	54,430

Long-term note payable, net of current maturities	13,817	16,698

Stockholders’ deficit
Common stock, $.001 par value; 50,000,000 shares authorized, 3,888,750 shares issued and outstanding	3,889	3,889
Additional paid-in capital	196,106	190,106
Deficit accumulated during the development stage	(249,637)	(216,518)

Total stockholders’ deficit	(49,642)	(22,523)

Total liabilities and stockholders’ deficit	$31,739	$48,605

See accompanying notes to financial statements

BMR SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Period from Inception (November 21, 2001) through June 30, 2008

Net revenue	$19,000	$16,190	$38,450	$29,325	$142,280

Cost of revenue	(16,717)	(12,386)	(32,155)	(23,616)	(114,897)

Gross profit	2,283	3,804	6,295	5,709	27,383

General and administrative expenses	15,209	20,937	37,493	69,354	266,242

Interest expense	543	717	1,121	1,436	5,139

Loss from continuing operations before income taxes	(13,369)	(17,850)	(32,319)	(65,081)	(243,998)

Provision for income taxes	-	-	(800)	(800)	(5,600)

Loss from continuing operations	(13,369)	(17,850)	(33,119)	(65,881)	(249,598)

Discontinued operation	-	-	-	-	(39)

Net loss	$(13,369)	$(17,850)	$(33,119)	$(65,881)	$(249,637)

Basic and diluted earnings (loss) per share resulting from

Continuing operations	$-	$-	$(0.01)	$(0.02)

Discontinued operations	$-	$-	$-	$-

Net loss	$-	$-	$(0.01)	$(0.02)

Weighted average of common shares – basic and diluted	3,888,750	3,638,750	3,888,750	3,638,750

See accompanying notes to financial statements

BMR SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2001)
THROUGH JUNE 30, 2008

				Deficit
				Accumulated	Total
	Common Stock		Additional	During	Stockholders'
	Number of		Paid -In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, November 21, 2001 (inception)	-	$-	$-	$-	$-

Issuance of founder shares for services, December 2001	2,000,000	2,000	38,000	-	40,000

Issuance of shares for cash, January 2002	548,750	549	10,426	-	10,975

Additional paid-in capital in exchange for facilities provided by officer	-	-	2,500	-	2,500

Additional paid-in capital in exchange for services provided by officer	-	-	1,110	-	1,110

Costs incurred in private offering	-	-	(3,000)	-	(3,000)

Loss on distribution of assets	-	-	-	(100)	(100)

Net loss from inception to December 31, 2003	-	-	-	(51,674)	(51,674)

Balance, December 31, 2003 (Audited)	2,548,750	2,549	49,036	(51,774)	(189)

Additional paid-in capital in exchange for facilities provided officer	-	-	1,200	-	1,200

Net loss for the year ended December 31, 2004	-	-	-	(2,812)	(2,812)

Balance, December 31, 2004 (Audited)	2,548,750	2,549	50,236	(54,586)	(1,801)

Additional paid-in capital in exchange for facilities provided officer	-	-	1,200	-	1,200

Additional paid-in capital in exchange for services provided officer	-	-	2,310	-	2,310

Net loss for the year ended December 31, 2005	-	-	-	(1,422)	(1,422)

See accompanying notes to financial statements

BMR SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (NOVEMBER 21, 2001)
THROUGH JUNE 30, 2008
(Continued)

				Deficit
				Accumulated	Total
	Common Stock		Additional	During	Stockholders'
	Number of		Paid -In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2005 (Audited)	2,548,750	2,549	53,746	(56,008)	287

Issuance of shares for cash, June 2006	1,090,000	1,090	107,910	-	109,000

Additional paid-in capital in exchange for facilities provided officer	-	-	700	-	700

Net loss for the year ended December 31, 2006	-	-	-	(64,396)	(64,396)

Balance, December 31, 2006 (Audited)	3,638,750	3,639	162,356	(120,404)	45,591

Issuance of shares for cash, August 2007	250,000	250	24,750	-	25,000

Additional paid-in capital in exchange for services provided officer	-	-	3,000	-	3,000

Net loss for the year ended December 31, 2007	-	-	-	(96,114)	(96,114)

Balance, December 31, 2007 (Audited)	3,888,750	3,889	190,106	(216,518)	(22,523)

Additional paid-in capital in exchange for services provided by
related party	-	-	6,000	-	6,000

Net loss for the six months ended June 30, 2008	-	-	-	(33,119)	(33,119)

Balance, June 30, 2008 (Unaudited)	3,888,750	$3,889	$196,106	$(249,637)	$(49,642)

See accompanying notes to financial statements

BMR SOLUTIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Period from Inception (November 21, 2001) through June 30, 2008

Cash flows from operating activities
Net loss	$(33,119)	$(65,881)	$(249,637)
Adjustments to reconcile net loss to net cash used in operating activities
Bad debt expense	-	-	1,440
Depreciation	4,614	4,613	18,715
Issuance of founder’s shares for services	-	-	40,000
Additional paid-in capital in exchange for facilities provided by officer	-	-	5,600
Additional paid-in capital in exchange for services provided by officer	6,000	-	12,420
Changes in operating assets and liabilities
Accounts receivable	2,420	(2,210)	(4,015)
Prepaid expenses and other current assets	931	21	(52)
Accounts payable and accrued expenses	12,843	22,532	61,152
Income tax payable	-	-	800

Net cash used in operating activities	(6,311)	(40,925)	(113,577)

Cash flows from investing activities
Purchase of property and equipment	-	-	(14,572)

Net cash used by investing activities	-	-	(14,572)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	141,975
Repayment of vehicle loan	(2,590)	(2,275)	(9,085)

Net cash provided by financing activities	-	(2,275)	132,890

Net increase in cash	(8,901)	(43,200)	4,741

Cash, beginning of period	13,642	52,735	-

Cash, end of period	$4,741	$9,535	$4,741

Supplemental disclosure of cash flow information
Income taxes paid	$800	$800	$-

Interest paid	$1,121	$1,436	$-

The Company had a non-cash transaction related to the purchase of property and equipment in the amount of $28,514.

See accompanying notes to financial statements

BMR SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is currently a development stage company under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7 and was incorporated under the laws of the State of Nevada on November 21, 2001.  The Company is developing a delivery services organization that specializes in the in-home delivery of mattresses, furniture and futons.  As of June 30, 2008, the Company reported $142,280 of revenue from its current line of business and will continue to report as a development stage company until significant revenues are produced.

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

BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has incurred net losses since inception, and as of June 30, 2008 had an accumulated deficit of $249,637. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenues and Accounts Receivable – For the six months ended June 30, 2008, the Company transacted its business with five customers.  The Company’s largest customer, which is also a related party (see Note 6), accounted for 55% of total revenues. Total revenues from this customer were $20,970 for the six months ended June 30, 2008.  Total accounts receivable due from this customer at June 30, 2008 were $-0-. The Company’s second largest customer accounted for 41% of total revenues during the six months ended June 30, 3008.  Total revenues from this customer were $15,635 for the six months ended June 30, 2008.  Total accounts receivable due from this customer at June 30, 2008 were $2,575.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired.  As of June 30, 2008, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

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

LONG-LIVED ASSETS

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2008, the Company did not deem any of its long-term assets to be impaired.

INTERNAL WEB SITE DEVELOPMENT COSTS

Under FASB Emerging Issues Task Force Statement 00-2, Accounting for Web Site Development Costs ("EITF 00-2"), costs and expenses incurred during the planning and operating stages of the Company's web site development are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site's estimated useful life or period of benefit. As of June 30, 2008, the Company had net capitalized costs of $1,042 related to its web site development.  The web site development costs were incurred to a related party (see Note 6) and are being depreciated on a straight-line basis over an estimated useful life of 3 years.

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
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

BASIC AND DILUTED INCOME (LOSS) PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share," basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2008 and 2007, the Company did not have any equity or debt instruments outstanding that can be converted into common stock.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2008. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value.

RECLASSIFICATION

Certain reclassifications have been made to conform June 30, 2007 amounts to the June 30, 2008 presentation for comparative purposes.

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

SFAS No. 157 - In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 was effective as of the beginning of the Company’s 2008 year. The provisions of SFAS 157 were adopted January 1, 2008. In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company had no financial assets and liabilities measured at fair value by level within the fair value hierarchy as of June 30, 2008.

SFAS No. 158 – In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company believes that the adoptions of this standard will not a have a material impact on its financial statements.

BMR SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

SFAS No. 159 – In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 will not have a material effect on the financial statements because the Company has utilized the guidance within SAS 69.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60 (“SFAS No. 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS 163 will not have a material effect on the financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

A summary as of June 30, 2008 is as follows:

Delivery truck (pledged as collateral – see Note 3)	$38,514
Computer equipment and web site development	4,572
Less accumulated depreciation	(18,715)

$24,371

The delivery truck is being depreciated on a straight-line basis over its estimated useful life of 5 years.  Depreciation expense related to the delivery truck amounted to $1,926 and $3,852 for the three and six months ended June 30, 2008, respectively, and is included in cost of revenue.  The computer equipment and website development are being depreciated on a straight-line basis over an estimated useful life of 3 years.  Depreciation expense related to the computer equipment and website development amounted to $381 and $762 for the three and six months ended June 30, 2008, respectively, and is included in general and administrative expenses.

NOTE 3 - NOTE PAYABLE

In June 2006, the Company financed the purchase of a vehicle with a loan totaling $28,514.  The loan is evidenced by a promissory note, secured by the purchased vehicle. The note bears interest at 10.7% per annum and matures in July 2011.  This note is repaid in monthly installments of $618, which includes principal and interest.  Interest expense on this obligation was $543 and $1,121 for the three and six months ended June 30, 2008, respectively.

BMR SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of scheduled principal payments on this note at June 30, 2008:

2008	$5,612
2009	6,243
2010	6,944
2011	630

19,429
Less: current maturities	(5,612)

Long-term note payable	$13,817

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

As of June 30, 2008, the Company had federal and state net operating loss carryforwards of approximately $193,000, which can be used to offset future federal income tax.  The federal and state net operating loss carryforwards expire at various dates through 2028. Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

BMR SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

A summary of deferred tax assets as of June 30, 2008 is as follows:

Net operating loss carryforward	$193,000
Effective tax rate	24%

Deferred tax asset	46,320
Valuation allowance	(46,320)

Net deferred tax asset	$--

NOTE 6 - RELATED-PARTY TRANSACTIONS

The Company utilizes office space provided by its former President on a month-to-month arrangement.  The Company’s rent expense on this arrangement totaled $1,800 and $1,800 for the three months ended June 30, 2008 and 2007, respectively.  For the three months ended June 30, 2007, the Company paid an additional $2,700 directly to the former President’s landlord, which was charged to compensation. The Company’s rent expense on this arrangement totaled $3,600 and $3,600 for the six months ended June 30, 2008 and 2007, respectively.

The Company’s Board approved the appointment of K. John Shukur to serve as President, Chief Financial Officer, Secretary and a director effective as of October 1, 2007.  For the six months ended June 30, 2008, Mr. Shukur received no compensation for his services as a Company officer.  The Company has recorded compensation expense and additional paid-in capital totaling $6,000, which represents the estimated fair value of these services at $1,000 per month.

For the six months ended June, 2008, 55% of total revenues reflected from the Company’s delivery service business were derived from sales to a company that is owned by the brother-in-law of the Company’s former President.  Total revenues from this customer were $20,970 for the six months ended June 30, 2008.  Total accounts receivable due from this customer at June 30, 2008 were $-0- (see Note 1).
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

BMR SOLUTIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - DISCONTINUED OPERATION

During 2005, the Company abandoned its website development and design business.  Operating results for this business have been reclassified and presented as a single line item in the statements of operations.  There was no gain or loss recognized on the disposal of this discontinued operation.

For the period from November 21, 2001 (inception) to June 30, 2008, total revenues of the discontinued website development and design business were $10,292 and costs of revenues totaled $3,420.  Direct general and administrative expenses totaled $6,911.  There were no income taxes relating to the discontinued operation.  The net loss from the discontinued operation for the period from November 21, 2001 (inception) to June 30, 2008 was ($39).

NOTE 8 – SUBSEQUENT EVENTS

On July 11, 2008, the Company signed a term sheet pursuant to which the Company to agreed to enter into a definitive merger agreement with Balqon Corporation (“Balqon”). Under the proposed terms, Balqon would merge with the Company, or its wholly owned subsidiary to be formed, whereby, upon effectiveness of the merger, the shareholders of Balqon would hold approximately 94.38% of the outstanding shares of capital stock of the Company and the shareholders of the Company will own approximately 5.62% of the outstanding shares of capital stock of the Company, not including certain warrants issued to certain holders of Balqon. The term sheet provides, among other things, that the definitive merger agreement will be signed within 30 days of the execution of the term sheet.

The proposed merger is pending and the Company has not entered into any definitive merger agreement with Balqon. The Company cannot guaranty that it will enter into a definitive merger agreement or that the merger transaction with Balqon will be completed.

On August 1, 2008, our Board of Directors approved a 2-for-1 stock split (“Split”) of our issued and outstanding common stock which was effectuated through the issuance of one share for each share of common stock outstanding as of the record date. The Split was disclosed in our Current Report on Form 8-K, which was filed on August 11, 2008.

On August 12, 2008, in connection with the Split, we filed a Certificate of Change with the Secretary of State of Nevada, effecting a change in the number of our authorized shares of common stock from 50,000,000 to 100,000,000. Our issued and outstanding shares of common stock increased from 3,888,750 shares to approximately 7,777,500 shares.

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

Critical Accounting Policy and Estimates. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.   These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

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

On July 11, 2008, we signed a term sheet pursuant to which we to agreed to enter into a definitive merger agreement with Balqon Corporation (“Balqon”). Under the proposed terms, Balqon would merge with us, or a wholly owned subsidiary to be formed, whereby, upon effectiveness of the merger, the shareholders of Balqon would hold approximately 94.38% of the shares of our capital stock outstanding and our shareholders will own approximately 5.62% of the shares of our capital stock outstanding, not including certain warrants issued to certain holders of Balqon. We are currently negotiating the terms of a definitive merger agreement and we hope to enter into that agreement within the next 30 days. As of the date of this report, we have not entered into any definitive merger agreement with Balqon and we cannot guaranty that we will enter into a definitive merger agreement or that the merger transaction with Balqon will be completed.

Liquidity and Capital Resources. We had cash of $4,741 as of June 30, 2008, together with accounts receivable of $2,575 and prepaid expenses of $52 which total our current assets of $7,368 as of that date. By comparison, we had cash of $13,642 as of December 31, 2007, together with accounts receivable of $4,995 and prepaid expenses of $983 which total our current assets of $19,620 as of that date. Our cash is down between the two periods because we have spent most of the funds that we raised in August 2007. In addition, our accounts receivable are down between the two periods because we are trying to collect our receivables in a more timely fashion.

Our total assets of $31,739 as of June 30, 2008, included our current assets of $7,368, and property and equipment of $24,371, net of depreciation.

Our current liabilities were $67,564 as of June 30, 2008, which was represented by accounts payable and accrued expenses of $61,152, current maturities on long term note payable of $5,612, and income tax payable of $800. Our long term note payable, net of current maturities was $13,817 as of June 30, 2008.  We had no other liabilities and no long term commitments or contingencies as of June 30, 2008.

During the three months ended June 30, 2008, we have incurred significant professional fees associated with being a public company and fees related to our proposed merger with Balqon. We expect that the legal and accounting costs of being a public company and our proposed merger with Balqon will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and our proposed merger with Balqon, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended June 30, 2008 and June 30, 2007.

Results of Operations.

Revenues. For the three months ended June 30, 2008, we generated revenues of $19,000, as compared to revenues of $16,190 for the three months ended June 30, 2007. We anticipate that our revenues will increase as we develop additional relationships with potential clients for our services. In addition, we are currently exploring options to generate revenue by placing advertising on the side of our truck.  Our cost of revenue during the three months ended June 30, 2008, was $16,717, as compared to $12,386 for the three months ended June 30, 2007. Therefore, for the three months ended June 30, 2008, we had a gross profit of $2,283, as compared to $3,804 for the three months ended June 30, 2007.

Operating Expenses. For the three months ended June 30, 2008, our total general and administrative expenses of $15,209 along with $543 in interest expense comprised our net loss of $13,369, as compared to total operating expenses of $20,937 and interest expense of $717 for a total of $17,850 net loss for the three months ended June 30, 2007. The decrease in total operating expenses for the three months June 30, 2008 as compared to three months ended June 30, 2007, is due to our organizational effort to streamline costs with respect to the administration of our delivery and transportation services, which we disclosed in our prior reports. Despite those efforts, we expect that we will continue to incur significant operating expenses to comply with our reporting requirements as a public company as well as professional fees related to our proposed merger with Balqon.

We had a net loss of $13,369 for the three months ended June 30, 2008, as compared to a net loss of $17,850 for the three months ended June 30, 2007.We expect that we will continue to incur losses for the foreseeable future.

For the six months ended June 30, 2008 and June 30, 2007.

Results of Operations.

Revenues. For the six months ended June 30, 2008, we generated revenues of $38,450, as compared to revenues of $29,325 for the six months ended June 30, 2007. We anticipate that our revenues will increase as we develop additional relationships with potential clients for our services. In addition, we are currently exploring options to generate revenue by placing advertising on the side of our truck.  Our cost of revenue during the six months ended June 30, 2008, was $32,155, as compared to $23,616 for the six months ended June 30, 2007. Therefore, for the six months ended June 30, 2008, we had a gross profit of $6,295, as compared to $5,709 for the six months ended June 30, 2007.

Operating Expenses. For the six months ended June 30, 2008, our total general and administrative expenses of $37,493 and interest expense of $1,121 comprised our entire operating expenses of $32,319, as compared to total general and administrative expenses of $69,354 and interest expense of $1,436 which comprised our total operating expenses of $65,081 for the six months ended June 30, 2007. The decrease in total operating expenses for the six months June 30, 2008 as compared to six months ended June 30, 2007, is due to our organizational effort to streamline costs with respect to the administration of our delivery and transportation services, which we disclosed in our prior reports. Despite those efforts, we expect that we will continue to incur significant operating expenses to comply with our reporting requirements as a public company as well as fees related to our proposed merger with Balqon.

After provision for income taxes of $800 in the respective six month periods, we had a net loss of $33,119 for the six months ended June 30, 2008, as compared to a net loss of $65,881 for the six months ended June 30, 2007. We expect that we will continue to incur losses for the foreseeable future.

Our Plan of Operation for the Next Twelve Months. Our primary objective for the next twelve months is to complete the proposed merger with Balqon.  On July 11, 2008, we signed a term sheet pursuant to which we to agreed to enter into a definitive merger agreement with Balqon. Under the proposed terms, Balqon would merge with us, or a wholly owned subsidiary to be formed, whereby, upon effectiveness of the merger, the shareholders of Balqon would hold approximately 94.38% of the shares of our capital stock outstanding and our shareholders will own approximately 5.62% of the shares of our capital stock outstanding, not including certain warrants issued to certain holders of Balqon. We are currently negotiating the terms of a definitive merger agreement and we hope to enter into that agreement within the next 30 days. As of the date of this report, we have not entered into any definitive merger agreement with Balqon and we cannot guaranty that we will enter into a definitive merger agreement or that the merger transaction with Balqon will be completed.

During the next three to six months, our objective with respect to our business is to obtain additional clients as one of our current customer accounts for most of our revenue. If we were to lose this customer, we would lose the primary source of our revenue. We are currently pursuing additional accounts by researching and contacting small to medium size furniture stores that are located near our current accounts in California. We are developing sales and marketing materials including brochures describing the services that we provide so that we can provide a professional appearance to potential clients. In addition, we are currently exploring options to generate revenue by placing advertising on the side of our truck. If we can generate significant ad revenue, we believe that we will be able to grow at a much faster pace as we believe that the additional revenue would significantly defray the costs of purchasing and staffing an additional delivery trucks.

We had cash of $4,741 as of June 30, 2008. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we need to raise additional capital to expand our operations to the point at which we are able to operate profitably. Other than anticipated increases in the legal and accounting costs of being a public company as well as professional fees related to our proposed merger with Balqon, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

On August 1, 2008, our Board of Directors approved a 2-for-1 stock split (“Split”) of our issued and outstanding common stock which was effectuated through the issuance of one share for each share of common stock outstanding as of the record date. The Split was disclosed in our Current Report on Form 8-K, which was filed on August 11, 2008.

On August 12, 2008, in connection with the Split, we filed a Certificate of Change with the Secretary of State of Nevada, effecting a change in the number of our authorized shares of common stock from 50,000,000 to 100,000,000. Our issued and outstanding shares of common stock increased from 3,888,750 shares to approximately 7,777,500 shares.

Item 6.  Exhibits

3.1  Certificate of Change filed with Secretary of State of  Nevada on August 12, 2008
31. Rule 13a-14(a)/15d-14(a) Certifications.
32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BMR Solutions, Inc., a Nevada corporation

August 13, 2008	By:	/s/ K. John Shukur
K. John Shukur Principal Executive Officer, President, Secretary, Chief Financial Officer, Treasurer and a Director