Form 10-Q
period 2008-09-30
BALQON CORP.
filed 2008-11-19
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

Commission File Number: 000-52337

BALQON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0989901 (I.R.S. Employer Identification No.)

1701 E. Edinger, Unit E-3, Santa Ana, California, 92705
(Address of principal executive offices) (Zip Code)

(714) 836-6342
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of November 14, 2008, there were 25,308,348 shares of the issuer’s common stock issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Current Report on Form 8-K for October 24, 2008 filed with the Securities and Exchange Commission, or SEC, on October 30, 2008, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

i

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Current assets
Cash	$543,192	$34
Accounts receivable	—	35,000
Inventories	106,159	—
Costs in excess of billings and estimated earnings
on uncompleted contracts	7,098	—
Prepaid expenses	1,534	—
Total current assets	657,983	35,034
Property and equipment, net	79,538	21,047
Intangible assets	353,465	—
Deposits	33,641	19,241

Total assets	$1,124,627	$75,322
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$417,046	$29,212
Convertible promissory notes	1,310,000	—
Notes payable to related parties, unsecured	125,875	—
Advances from shareholder	47,877	57,420
Billings in excess of costs and estimated earnings
on uncompleted contracts	—	71,264
Total current liabilities	1,900,798	157,896
SHAREHOLDERS’ DEFICIENCY
Common stock, no par value, 100,000,000 shares authorized,
18,067,000 shares issued and outstanding	5,000	5,000
Common stock to be issued, 5,333,000 shares	77,596	—
Accumulated deficit	(858,767)	(87,574)
Total shareholders’ deficiency	(776,171)	(82,574)

Total liabilities and shareholders’ deficiency	$1,124,627	$75,322

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Contract revenue earned	$10,787	$188,752	$138,362	$230,898
Sale of parts	—	—	75,000	—
Total revenues	10,787	188,752	213,362	230,898
Total cost of revenues	17,361	107,695	170,292	138,557
Gross (loss) profit	(6,574)	81,057	43,070	92,341

OPERATING EXPENSES:
General and administrative	119,913	98,829	363,338	137,412
Reverse merger expenses	429,300	—	429,300	—
Depreciation and amortization	2,693	895	6,370	1,279
Total operating expenses	551,906	99,724	799,008	138,691
Loss from operations	(558,480)	(18,667)	(755,938)	(46,350)
Other income (expense)
Interest expense	(15,255)	—	(15,225)	—
NET LOSS:	$(573,735)	$(18,667)	$(771,193)	$(46,350)

Net loss per share-basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.04)

Weighted average shares outstanding, basic and diluted	21,263,232	16,667,000	18,699,087	16,667,000

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited)

	Common Stock
	Number	Amount	Common Stock to be Issued	Accumulated Deficit	Total
Balance, December 31, 2007	16,667,000	$5,000	$—	$(87,574)	$(82,574)

Effect of revenue merger transaction	1,400,000	—	—	—	—

Fair value of 5,333,000 shares granted for services	—	—	77,596	—	77,596

Net loss	—	—	—	(771,193)	(771,193)

Balance, September 30, 2008 (unaudited)	18,067,000	$5,000	$77,596	$(858,767)	$(776,171)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Cash flow from operating activities:
Net loss	$(771,193)	$(46,350)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	6,370	1,279
Fair value of common stock granted for services	77,596	—
Changes in operating assets and liabilities
Accounts receivable	35,000	(50,000)
Inventories	(106,159)	—
Costs in excess of billings on uncompleted contracts	(7,098)	—
Prepaid Expenses	(1,534)	—
Deposits	(14,400)	(19,241)
Accounts payable and accrued expense	387,834	11,155
Billings in excess of costs and estimated earnings on uncompleted contracts	(71,264)	163,102
Net cash provided by (used in) operating activities	(464,848)	59,945
Cash flows from investing activities:
Acquisition of furniture, equipment and software	(64,860)	(22,316)
Acquisition of intellectual property	(353,465)	—
Net cash used in investing activities	(418,325)	(22,316)
Cash flows from financing activities:
Proceeds from notes payable, related parties	125,875	—
Proceeds from convertible promissory notes	1,310,000	—
Advances from shareholder	(9,544)	18,364
Net cash provided by financing activities	1,426,331	18,364
Increase in cash and cash equivalents	543,158	55,993
Cash and cash equivalents, beginning of period	34	—
Cash and cash equivalents, end of period	$543,192	$55,993
Supplemental cash flow information
Interest Paid	$—	$—
Income taxes Paid	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Balqon Corporation (the “Company”) was incorporated on April 21, 2005 as a California corporation and commenced business operations in 2006. The Company is involved in research, development and commercialization of technologies for heavy-duty electric vehicles used in off-highway applications.

On July 11, 2008, the Company signed a term sheet in which the Company agreed to merge with BMR Solutions, Inc., a Nevada corporation (“BMR”).  On October 24, 2008, the Company completed the merger with BMR.  Pursuant to the merger agreement, the issued and outstanding common shares of the Company were exchanged on a one-for-one basis for common shares of BMR.  After the merger was completed, Balqon’s shareholders own approximately 94% of the outstanding shares of common stock of BMR and the original shareholders of BMR own approximately 6% of the outstanding shares of common stock of BMR, not including warrants.  The transaction was accounted for as a reverse merger (recapitalization) with Balqon deemed to be the accounting acquirer and BMR deemed to be the legal acquirer.  The financial statements presented herein are those of the accounting acquirer given the effect of the issuance of 1,400,000 shares of common stock upon completion of the transaction and reflecting the net liabilities assumed of BMR of $80,964 as a cost of the reverse merger had it occurred as of September 30, 2008.  In addition, the Company incurred expenses of $348,336 in connection with the reverse merger.

Going Concern

For the nine months ended September 30, 2008 and for the year ended December 31, 2007, the Company recorded net losses of $771,193 and $82,744, respectively, and had an accumulated deficit of $858,767 at September 30, 2008.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.  The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months, as they relate to the production of its products will continue to be significant.  If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.  Subsequent to September 30, 2008, the Company received $500,000 from the issuance of its common stock (see Note 11).

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three and nine months ended September 30, 2008 and September 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The condensed balance sheet information as of December 31, 2007 was derived from the audited financial statements included in the Company's financial statements as of and for the years ended December 31, 2007 and 2006 included in Form 8-K filed with the SEC on October 30, 2008. These interim financial statements should be read in conjunction with that report.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Material estimates relate to the recognition of contract revenues and estimated costs to complete contracts in process, and recoverability of reported amounts of long-lived assets.  Actual results may differ from those estimates.

Revenues

Contract Revenue and Cost Recognition

In accounting for contracts, the Company follows the provisions of the AICPA’s Statement of Position 81-1 – Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”).  The Company recognizes revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion.  This method is used because management considers costs to be the best available measure of progress on its contracts.  Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion.  We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

Contract costs include all direct material and labor costs.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues earned.

Sales of Parts Revenue

The Company recognizes revenue from sales of parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectibility is reasonably assured, all of which generally occurs upon shipment of the Company’s product or delivery of the product to the destination specified by the customer.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer.  At September 30, 2008 and December 31, 2007, there was no allowance for doubtful accounts.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Inventories consist of the following:

September 30, 2008 (unaudited)
Raw materials	$97,197
Work in process	8,962
$106,159

Property and Equipment

Property and equipment are stated at cost. The cost of property and equipment is depreciated on the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Machinery	3 years

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred.  Based on management’s assessments, no impairments were recorded during the nine month periods ended September 30, 2008 and 2007.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. The computation of basic loss per share excludes the 1,400,000 shares issued in connection with the reverse merger (see Note 1.)  Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants. As of September 30, 2008 common stock equivalents composed of options exercisable into 4,562,592 shares of the Company’s common stock and warrants exercisable into 2,039,180 shares of the Company’s common stock. For the three and nine month periods ended September 30, 2008 and 2007, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Stock-Based Compensation

The Company periodically issues stock purchase options to employees and non-employees in non-capital raising transactions for services rendered,  for financing costs and on a merit basis. Stock purchase options issued to nonemployees are issued as warrants with the warrants sharing the same vesting and exercise attributes of the company’s stock purchase options issued to employees.

The Company accounts for stock option and warrant grants issued and vesting to employees using SFAS No. 123R “Share-Based Payment” effective January 1, 2006, for all share-based payments granted based on the requirements of SFAS No. 123R for all awards granted to employees.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling,

Goods or Services” and EITF Issue No. 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either (i) the date at which a performance commitment is reached, or (ii) at the date at which the necessary performance to earn the equity instruments is complete.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Assets and Liabilities Measure at Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) finalized FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s consolidated financial position or results of operations.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured accounts receivable.

The Company maintains cash balances at one bank. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institution that holds the Company’s cash is financially sound and, accordingly, minimal credit risk exists.

For the nine months ended September 30, 2008 and 2007, contract revenue earned is from one contract with the City of Los Angeles and the South Coast Air Quality Management District (“AQMD”).   For the nine months ended September 30, 2008, sale of parts were to one customer.

For the nine months ended September 30, 2008 and 2007, 24% and 28%, respectively, of contract costs incurred were to a single vendor.  At September 30, 2008, accounts payable to this vendor represented 8% of total accounts payable.  At September 30, 2008, three other vendors had balances representing 35%, 27%, and 8%, respectively, of total accounts payable.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

NOTE 2 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

In May 2007, the Company received a $527,000 contract with the City of Los Angeles and the AQMD to develop a prototype short-range heavy-duty electric truck. This zero-emissions, heavy-duty, all-electric truck is currently being tested at the Port of Los Angeles as a short-range vehicle used for hauling fully loaded 40-foot cargo containers around the Port of Los Angeles.  At September 30, 2008, the contract was estimated to be approximately 99% complete.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 2 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (continued)

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents costs incurred or billings in excess of revenue recognized at September 30, 2008 and December 31, 2007 as follows:

	September 30, 2008 (Unaudited)	December 31, 2007
Costs incurred on uncompleted contracts	$367,384	$280,263
Estimated earnings	139,518	102,473
	506,902	382,736
Less, billings to date	514,000	454,000
	$7,098	$(71,264)
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$7,098	$—
Billings in excess of costs and estimated earnings on uncompleted contracts	$—	$71,264

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

	September 30, 2008 (Unaudited)	December 31, 2007
Computer equipment and software	$36,898	$9,052
Office furniture	24,476	9,172
Machinery	6,395	6,395
Leasehold improvements	21,711	—
Total property and equipment, cost	89,480	24,619
Less: accumulated depreciation	(9,942)	(3,572)
Property and equipment, net	$79,538	$21,047

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $6,370 and $1,279, respectively.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 4 – INTANGIBLE ASSETS

On September 9, 2008, the Company acquired intellectual property developed by Robert Gruenwald.  The intellectual property is used in the development and manufacture of flux vector inverters.

The purchase price was $350,000.  On September 9, 2008, $250,000 was paid and the Company issued an unsecured promissory note for the balance of $100,000, due March 9, 2009 (see Note 6).  The $350,000 purchase price plus costs incurred in connection with this asset purchase have been preliminarily recorded as “Intangible Assets” on the accompanying condensed balance sheet.  Management currently estimates the useful life of these intangible assets to be 5 years.  The Company is in the process of engaging a third party valuation firm to evaluate acquired intangibles, as such, the Company’s evaluation may change based on final valuation.

The amounts of intangible assets and accumulated amortization for the nine months ended September 30, 2008 are as follows:

September 30, 2008 (Unaudited)
Amortized intangible assets:
Intellectual property	$353,465
Accumulated amortization	—
Totals	$353,465

There was no amortization recorded in the three and nine month periods ended September 30, 2008.  Amortization expense is estimated to be for the 12 month period ended September 30:
2009	$70,896
2010	70,896
2011	70,896
2012	70,896
2013	70,881

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

The convertible promissory notes are comprised as follows as of September 30, 2008 and December 31, 2007:

	September 30, 2008 (Unaudited)	December 31, 2007
Convertible promissory notes, interest at 10% per annum payable at maturity, due January 2, 2009	$1,310,000	$—

On July 11, 2008, the Company raised $500,000 through the issuance of senior secured convertible promissory notes, secured by substantially all the assets of the Company, to five accredited investors (the “July Private Placement”).  The notes are due January 2, 2009, bear interest at 10% per annum due at maturity, and are secured by all the assets of the Company.  The notes are convertible into shares of common stock of the Company at a conversion price of $1.00 per share.  In connection with the July Private Placement, the Company issued warrants to acquire 500,000 shares of common stock at an exercise price of $1.50 per share (see Note 9).

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 5 – CONVERTIBLE PROMISSORY NOTES (continued)

On September 15, 2008, the Company raised $810,000 through the issuance of senior unsecured convertible promissory notes to 15 accredited investors (the “September Private Placement”).  The notes are due January 2, 2009, bear interest at 10% per annum due at maturity, and are secured by all the assets of the Company.  The notes are convertible into shares of common stock of the Company at a conversion price of $1.00 per share.  In connection with the September Private Placement, the Company also issued warrants to acquire 810,000 shares of common stock at an exercise price of $1.50 per share (see Note 10).

On October 24, 2008, the notes issued in the July Private Placement and September Private Placement were converted into 1,310,000 shares of common stock of the Company’s immediately preceding the closing of the merger between the Company and BMR (see Note 1).

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES, UNSECURED

Notes payable, unsecured, consists of the following at:

	September 30, 2008 (Unaudited)	December 31, 2007
Notes payable, unsecured, interest at 6% per annum payable at maturity, due December 6, 2008	$25,875	$—
Note payable, issued in connection with the acquisition of intangible assets (see Note
4), unsecured, interest at the prime rate (5% at September 30 2008) per annum, payable at maturity, due March 9, 2009	100,000
Total notes payable	$125,875	$—

NOTE 7 – INCOME TAXES

The Company has federal and state net operating loss carryforwards that can be used through 2019 to offset taxable income, and accordingly, has not recorded a provision for income taxes in the current year.

Significant components of the Company’s deferred income tax liability at September 30, 2008, December 31, 2007 are as follows:

	September 30, 2008 (Unaudited)	December 31, 2007
Deferred tax assets:
Net operating loss carry forward	$291,980	$29,775
Total deferred tax assets	291,980	29,775
Valuation allowance	(291,980)	(29,775)
Net deferred income tax asset	$—	$—

In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance for the deferred tax asset has been recorded.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 7 – INCOME TAXES (continued)

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2007, the Company does not have a liability for unrecognized tax uncertainties.

NOTE 8 – SHAREHOLDER’S EQUITY

The Company was capitalized on April 21, 2005 when it issued 1,000 shares of no par common stock for $5,000 to its founding shareholder.

On June 4, 2008, the Board of Directors of the Company approved a 16,667:1 stock split of the Company’s no par common stock.  All share amounts in the accompanying financial statements are presented as if the stock split occurred at the beginning of the period presented.

On June 4, 2008, the Board of Directors issued 4,500,090 shares of common stock to consultants for past services rendered.  The shares were valued at $65,476 and recorded as compensation expense.  The shares were valued based on an appraisal of the Company at June 2008.  Included in the 4,500,090 shares of common stock granted to consultants on June 4, 2008, 1,250,025 shares of common stock valued at $18,189 were granted to the founding shareholder’s brother.

On August 28, 2008, the Company granted 500,000 shares of common stock valued at $7,275 to three consultants for services rendered.  Also on August 28, 2008, the Company issued 332,910 shares of common stock valued at $4,844 to its CEO and founding shareholder.  The shares were valued based upon an appraisal of the Company at June 2008.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock Options

On June 4, 2008, the Company granted options to purchase 4,562,592 shares of common stock at $1.50 to $2.50 per share to an employee and two consultants.  The options and warrants vested immediately on the date granted, and expire between June 30, 2010 and June 30, 2012.

The fair value of options and warrants granted in the nine month period ended September 30, 2008 were valued at zero determined using a Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	—
Expected stock price volatility	5.58%
Risk-free interest rate	3.13%
Expected life of service-related options and warrants	—

For the nine months ended September 30, 2008 and 2007, the Company did not recognize any compensation expense related to the fair value of vested options.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

At September 30, 2008, options shares outstanding are as follows:

	Shares	Average Exercise Price
Balance at January 1, 2008	—	—
Granted	4,562,592	$2.00
Exercised	—	—
Cancelled	—	—
Balance at September 30, 2008 (unaudited)	4,562,592	$2.00

Warrants

On June 4, 2008, the Company granted a warrant to purchase 729,180 shares of the Company’s common stock at an exercise price of $1.50 to $2.50 per share to a consultant (the “Marlin Warrants”).

On September 15, 2008, the Company issued warrants to purchase 1,310,000 shares of the Company’s common stock at an exercise price of $1.50 per share in connection with the issuance of convertible promissory notes (see Note 5) entered into with investors on July 11, 2008 and September 15, 2008.

The fair value of warrants granted in the nine month period ended September 30, 2008 were valued at zero determined using a Black-Scholes option pricing model with the following assumptions:

Expected dividend yield	—
Expected stock price volatility	5.58%
Risk-free interest rate	3.13%
Expected life of service-related options and warrants	—

At September 30, 2008, warrants shares outstanding are as follows:

	Shares	Average Exercise Price
Balance at January 1, 2008	—	—
Granted	2,039,180	$1.50
Exercised	—	—
Cancelled	—	—
Balance at September 30, 2008 (unaudited)	2,039,180	$1.50

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Additional information regarding options outstanding as of September 30, 2008 is as follows:

Options and Warrants Outstanding and Exercisable

Number of Shares Under Options/Warrants	Exercise Price	Expiration Date	Weighted Average Exercise Price
1,763,924	$ 1.50	June 4, 2009	$ 1.50
1,763,924	$ 2.00	June 4, 2010	$ 2.00
1,763,924	$ 2.50	June 4, 2011	$ 2.50
1,310,000	$ 1.50	September 14, 2011	$ 1.50
6,601,772	$1.50 - $2.00		$ 2.00

At September 30, 2008, the aggregate intrinsic value of the 4,562,592 options outstanding and exercisable was zero. At September 30, 2008, all options and warrants were vested and there were no unvested options or warrants outstanding.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Contract

On June 25, 2008, the Company entered into an agreement with the City of Los Angeles to produce and deliver 20 electric yard hostlers, 5 short-haul electric drayage trucks, and associated equipment including chargers, batteries and controllers for a total of $5,383,750.  In September 2008, the Company began work on the first units it intends to produce and expects to deliver all the vehicles and associated equipment to the City of Los Angeles by March 2009.

The Company agreed to move its research and production facilities to the City of Los Angeles by December 2009.  The Company also agreed to pay the City of Los Angeles a royalty fee of $1,000 per electric vehicle it sells to a purchaser or lessee other than the City of Los Angeles or the AQMD.

Employment Contracts

On April 30, 2008, the Company signed an employment agreement with its CEO.  The employment agreement is effective from April 30, 2008 and provides for, among other items, the CEO to receive compensation of $250,000 per annum during the first and second year of the agreement, and at least $300,000 per annum thereafter.

On August 1, 2008, the Company signed an employment agreement with its Vice President Engineering.  The employment agreement is effective from August 1, 2008 and provides for, among other items, the VP Engineering to receive compensation of $150,000 per annum during the first year of the agreement, and $175,000 per annum thereafter.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Employment Contracts (continued)

On September 9, 2008, the Company signed an employment agreement with its Vice President Research & Development.  The employment agreement is effective from September 9, 2008 and provides for, among other items, the VP Research & Development to receive compensation of $150,000 per annum during the first year of the agreement, and $175,000 per annum thereafter.

Leases

The Company leases its research and development facilities located in Santa Ana, California under a lease that expires on May 31, 2009. The lease has a current monthly payment of $3,206.  Subsequent to June 30, 2008, the Company entered into a three year lease of manufacturing facilities located in Harbor City, California that expires on July 31, 2011. The lease has a base monthly rent of $10,540.

Rent expense for the year ended December 31, 2007 $25,787.  Rent expense for the nine months ended September 30, 2008 and 2007 was $65,216 and $14,536, respectively.

The following is a schedule by years of future minimum rental payments required under the non-cancelable operating leases described above as of September 30, 2008:

Years ending December 31:
2009	$96,833
2010	139,440
2011	122,880
2012	71,680
Thereafter	—

NOTE 11 - SUBSEQUENT EVENTS

On October 24, 2008, the merger (see Note 1) was completed and Balqon Corporation, a California corporation (“Balqon California”) merged with and into BMR and BMR changed its name to Balqon Corporation.

On October 24, 2008, immediately preceding the closing of the merger with Balqon Corporation (formerly BMR) (see Note 1), Balqon California raised an aggregate of $575,000 through the issuance of 575,000 shares of common stock at $1.00 per share to six accredited investors (the “October Private Placement”).  In connection with this offering, Balqon California also issued three-year warrants to purchase an aggregate of 575,000 shares of common stock at an exercise price of $1.50 per share (the “October Warrants”).

On October 24, 2008, immediately preceding the closing of the merger (see Note 1), Balqon Corporation (formerly BMR) issued warrants (the “BMR Warrants”) to purchase an aggregate of 184,598 shares of common stock.  One-third of the BMR Warrants have an exercise price of $1.50 per share and expire on October 24, 2009, one-third of the BMR Warrants have an exercise price of $2.00 per share and expire on October 24, 2010, and one-third of the BMR Warrants have an exercise price of $2.50 per share and expire on October 24, 2011.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

NOTE 11 - SUBSEQUENT EVENTS (continued)

Balqon California, in connection with the July Private Placement, the September Private Placement and the October Private Placement, entered into certain registration rights agreements (collectively, the “Balqon Registration Rights Agreements”).  Under the Balqon Registration Rights Agreements, Balqon Corporation (formerly BMR) is obligated to register for resale an aggregate of 3,793,348 shares of common stock, of which an aggregate of 1,885,000 shares of common stock underly the July Warrants, September Warrants and the October Warrants.  Immediately preceding the consummation of the merger with Balqon California, Balqon Corporation (formerly BMR) also entered a registration rights agreement (the “BMR Registration Rights Agreement”) with its stockholders to register for resale an aggregate of 1,400,000 shares of BMR’s common stock and with the holders of the BMR Warrants to register for resale and aggregate of 184,598 shares of common stock underlying the BMR Warrants.

Under the Balqon Registration Rights Agreements and the BMR Registration Rights Agreement, Balqon Corporation (formerly BMR) is obligated to file, on or before December 23, 2008, a registration statement with the Securities and Exchange Commission, registering for resale all shares of common stock covered by the Balqon Registration Rights Agreements and BMR Registration Rights Agreements.

On October 24, 2008, immediately preceding the consummation of the merger with Balqon California (see Note 1), Balqon Corporation (formerly BMR) adopted the 2008 Stock Incentive Plan (“2008 Plan”).  Initially, 7,500,000 shares of common stock are authorized for issuance under the 2008 Plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 and the related notes and the other financial information included elsewhere in this report. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section of our Current Report on Form 8-K for October 24, 2008 filed with the SEC on October 30, 2008 and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	the projected growth or contraction in the industries within which we operate;

•	our business strategy for expanding, maintaining or contracting our presence in these markets;

•	anticipated trends in our financial condition and results of operations; and

•	our ability to distinguish ourselves from our current and future competitors.

We do not undertake to update, revise or correct any forward-looking statements.

Any of the factors described above, elsewhere in this report or in the “Risk Factors” section of our Current Report on Form 8-K for October 24, 2008 filed with the SEC on October 30, 2008 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We develop, assemble, market and sell heavy-duty electric vehicles, flux vector inverters, electric traction drive systems and battery management systems.  Our net revenues decreased by $17,536, or 8%, to $213,362 for the nine months ended September 30, 2008 as compared to $230,898 for the nine months ended September 30, 2007.  We reported a net loss of $771,193 for the nine months ended September 30, 2008 as compared to a net loss of $46,350 for the nine months ended September 30, 2007.  The decline in financial performance during the nine months ended September 30, 2008 is a direct result of two key factors. First, the ramp up of our business in the latter months of 2007 (our business operations commenced on May 1, 2007), as a result, the revenues and expenses of the nine months ended September 30, 2007 reflect only five months of operations. Second, during the nine months ended September 30, 2008, in addition to increased expenses for the ramp up of our business, we incurred $429,300 of legal, accounting, and consulting expenses relating to the reverse merger.  While our business activities resulted in a revenue decrease of 8%, we experienced increased cost of revenues of $31,765, or 23%, and increased operating and other expenses of $709,588, or 2,480% over the comparable period of 2007.

Merger Transaction

On October 24, 2008, we completed an Agreement and Plan of Merger, or Merger Transaction, with Balqon Corporation, a California corporation, or Balqon California, and changed our name to Balqon Corporation.  Upon completion of the Merger Transaction, we acquired the business of Balqon California.  In connection with the Merger Transaction, we issued an aggregate of 23,908,348 shares of our common stock to the shareholders of Balqon California which resulted in a change in control of our company.  The Merger Transaction has been accounted for as a recapitalization of Balqon California with Balqon California being the accounting acquiror.  As a result, the historical financial statements of Balqon California are now the historical financial statements of the legal acquiror, Balqon Corporation (formerly BMR Solutions, Inc.).

In connection with the Merger Transaction, we issued an aggregate of 23,908,348 shares of our common stock to the shareholders of Balqon California.  In addition, the holders of warrants to acquire an aggregate of 2,614,180 shares of common stock of Balqon California were deemed to hold warrants to acquire an equal number of shares of our common stock upon completion of the Merger Transaction.  In connection with the Merger Transaction, we also issued under our 2008 Plan options to purchase an aggregate of 4,562,592 shares of our common stock to certain of our directors and employees who held options to purchase an equal number of shares of Balqon California’s common stock immediately prior to the completion of the Merger Transaction.  In connection with the consummation of the Merger Transaction, we cancelled 6,377,500 shares of our issued and outstanding common stock held by certain of our stockholders such that concurrent with the closing of the Merger Transaction we had approximately 1,400,000 shares of common stock issued and outstanding.

At the time of the closing of the Merger Transaction, we were engaged in the business of providing local delivery and transportation of mattresses, furniture and futons in Southern California.  Our current business is comprised solely of the business of Balqon California.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Material estimates relate to the recognition of contract revenues and estimated costs to complete contracts in process, and recoverability of reported amounts of long-lived assets.  Actual results may differ from those estimates.

Revenues

Contract Revenue and Cost Recognition.  In accounting for contracts, we follow the provisions of the AICPA’s Statement of Position 81-1,  “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  We recognize revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion.  This method is used because management considers costs to be the best available measure of progress on its contracts.  Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion.  We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

Contract costs include all direct material and labor costs.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues earned.

Sales of Parts Revenue.  We recognize revenue from sales of parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectibility is reasonably assured, all of which generally occurs upon shipment of our product or delivery of the product to the destination specified by the customer.

Stock-Based Compensation

We periodically issue stock purchase options to employees and non-employees in non-capital raising transactions for services rendered, for financing costs and on a merit basis. Stock purchase options issued to nonemployees are issued as warrants with the warrants sharing the same vesting and exercise attributes of our stock purchase options issued to employees.

We account for stock option and warrant grants issued and vesting to employees using Statement of Financial Accounting Standards, or SFAS, No. 123R “Share-Based Payment” effective January 1, 2006, for all share-based payments granted based on the requirements of SFAS No. 123R for all awards granted to employees.

Long-lived Assets

We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We periodically review the carrying value of long-lived assets to determine whether or not impairment to such value has occurred.  Based on management’s assessments, no impairments were recorded during the years ended December 31, 2007 and 2006, or for the nine month periods ended September 30, 2008 and 2007.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in our financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Warrants

We evaluate our warrants on an ongoing basis considering the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments.  The warrants are evaluated considering the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Results of Operations

We have based our financial statements on the assumption of our operations continuing as a going concern.  As of September 30, 2008, we had a working capital deficiency of approximately $1,242,815, had an accumulated deficit of $858,767 and reported a net loss for the nine months ended September 30, 2008 of $771,193, which raise substantial doubt about our ability to continue as a going concern.  Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which are expected to help provide us with the liquidity necessary to meet operating expenses.  Balqon California recently raised approximately $1,885,000 in connection with several private placements of convertible promissory notes, common stock and warrants.  Over the longer-term, we plan to achieve profitability through our operations from the sale of our high capacity electric vehicles.  Our financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•
The columns entitled “Dollar Variance” and “Percentage Variance” show the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenues.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

	Nine Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Nine Months Ended September 30,
	2008	2007	Favorable (Unfavorable)	Favorable (Unfavorable)	2008	2007
Net revenues	$213,362	$230,898	$(17,536)	(8)%	100%	100%
Cost of revenues	170,292	138,557	(31,735)	(23)%	80%	60%
Gross profit	43,070	92,341	(49,271)	(53)%	20%	40%
Operating and other expenses	814,263	138,691	(675,572)	(429)%	381%	60%
Net loss	$(771,193)	$(46,350)	$(724,843)	(1,389)%	(3,624)%	(20)%

Net Revenues.  The $17,536 decrease in net revenues is comprised of decreased contract revenues of $92,536 offset by increased net revenues of $75,000 relating to product sales. The product sale occurred during April 2008 in connection with the sale of a battery charger system to the City of Los Angeles. Contract revenues decreased due to progress work on our $527,000 contracts with the City of Los Angeles and the South Coast Air Quality Management District, or AQMD.  During the nine months ended September 30, 2007, 44% of the AQMD contract was completed while during the nine months ended September 30, 2008, 26% of the AQMD contract was completed. This difference in progress work on the contact caused the $92,536 reduction of contract revenues between the respective nine month periods.

Gross Profit.  The $49,271 decrease in gross profit was due to the increase in contract revenues between the periods and the small profit margin (8%) on the April 2008 product sale. We anticipate that our gross profit margin will remain at approximately 20% of net revenues for the remainder of 2008.

Operating Expenses.  The $675,572 increase in operating expenses is due largely to the $429,300 of legal, accounting, audit and consulting fees incurred in connection with the reverse merger transaction. The additional $279,272 of increased operating expenses are attributable to the ramp-up of our business during the nine months ended September 30, 2008 and the fact that the results for the nine months ended September 30, 2007 reflect only five months of actual business operations.  We expect that over the near term, our general and administrative expenses will increase as a result of increased management personnel, opening of new manufacturing facilities, additional operational personnel to manufacture electric vehicle, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the SEC and the filing of a registration statement with the SEC.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

	Nine Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended September 30,
	2008	2007	Favorable (Unfavorable)	Favorable (Unfavorable)	2008	2007
Net revenues	$10,787	$188,752	$(177,965)	(94)%	100%	100%
Cost of revenues	17,361	107,695	90,334	84%	161%	57%
Gross profit	(6,574)	81,057	(87,631)	(108)%	(61)%	43%
Operating expenses	567,161	99,724	(467,737)	(388)%	5258%	53%
Net loss	$(573,735)	$(18,667)	$(555,068)	(2,540)%	(5,197)%	(10)%

Net Revenues.  The $177,965 decrease in net revenues is comprised of decreased contract revenues due to increased progress work on our $527,000 City of Los Angeles and AQMD contracts.  During the three months ended September 30, 2007, 36% of the AQMD contract was completed resulting in $188,752 of contract revenues while during the three months ended September 30, 2008, 2% of the AQMD contract was completed resulting in contract revenues of $10,787.

Gross Profit.  The $87,631 decrease in gross profit was primarily due to the decrease in revenues between the periods and the increased contract costs incurred during the three months ended September 30, 2008.

Operating Expenses.  The $467,734 increase in operating expenses is due largely to the $429,300 of legal, accounting, audit and consulting fees incurred in connection with the reverse merger transaction.

Liquidity and Capital Resources

During the year ended December 31, 2007 and the nine months ended September 30, 2008, we funded our operations primarily with cash flow from financing activities, principally secured loans from convertible debentures, unsecured loans from shareholders and other parties. As of September 30, 2008, we had a working capital deficiency of $1,161,851 as compared to a working capital deficiency of $122,862 at December 31, 2007.  At September 30, 2008 and December 31, 2007 we had an accumulated deficit of $1,131,268 and $87,574, respectively, and cash and cash equivalents of $543,192 and $34, respectively.

Our available capital resources at September 30, 2008 consisted primarily of approximately $543,192 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities for the nine months ended September 30, 2008 was $813,313 as compared to $59,945 of cash provided by operating activities for the nine months ended September 30, 2007, and includes a net loss of $771,193, depreciation and amortization of $6,370 and changes in operating assets and liabilities of $222,379.  Material changes in asset and liabilities at September 30, 2008 as compared to December 31, 2007 that affected these results include:

•	a decrease in accounts receivable of $35,000;

•	an increase in inventory of $106,159;

•	an increase in costs in excess of billings on uncompleted contracts of $7,098;

•	an increase in prepaid expenses of $1,534;

•	an increase in deposits of $14,400;

•	a net increase in accounts payable and accrued expenses of $387,834; and

•	a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $71,264.

Cash used in investing activities totaled $64,860 for the nine months ended September 30, 2008 as compared to $22,316 of cash used in investing activities for the nine months ended September 30, 2007.

Cash provided by financing activities totaled $1,426,331 for the nine months ended September 30, 2008 as compared to $18,364 for the nine months ended September 30, 2007.

In the July Private Placement, Balqon California raised an aggregate of $500,000 through the issuance of senior secured convertible promissory notes to five accredited investors.  The senior secured convertible promissory notes had a conversion price of $1.00 per share.  In connection with this offering, Balqon California also issued three-year warrants to acquire up to an aggregate of 500,000 shares of common stock at an exercise price of $1.50 per share. The senior secured convertible promissory notes were converted into an aggregate of 500,000 shares of common stock of Balqon California immediately preceding the closing of the Merger Transaction.

In the September Private Placement, Balqon California raised an aggregate of $810,000 through the issuance of convertible promissory notes to 15 accredited investors.  The convertible promissory notes had a conversion price of $1.00 per share.  In connection with this offering, Balqon California also issued three-year warrants to acquire up to an aggregate of 810,000 shares of common stock at an exercise price of $1.50 per share. The convertible promissory notes were converted into an aggregate of 810,000 shares of common stock of Balqon California immediately preceding the closing of the Merger Transaction.

In the October Private Placement, Balqon California raised an aggregate of $575,000 through the issuance of an aggregate of 575,000 shares of common stock to six accredited investors.  In connection with this offering, Balqon California also issued three-year warrants to purchase an aggregate of 575,000 shares of common stock at an exercise price of $1.50 per share.

We are obligated under registration rights agreements related to the July Private Placement, September Private Placement and October Private Placement to file, on or before December 23, 2008, a registration statement with the SEC, registering for resale shares of common stock and the shares of common stock underlying the warrants, issued in connection with the above private placement transactions.

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.  As indicated above, our consolidated financial statements as of September 30, 2008 and for the year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in notes to our consolidated financial statements included in this report, we have suffered recurring losses from operations and at December 31, 2007 and September 30, 2008 we had substantial net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and, with respect to our financial position on December 31, 2007, led our independent registered public accounting firm to include in their report an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

We have been, and currently are, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product and service development efforts.

Backlog

As of November 14, 2008, we had a backlog of approximately $5.7 million.  Our backlog includes a contract to produce and deliver 21 electric yard tractors, 5 short-haul electric drayage tractors, and associated equipment including batteries and controllers.  We believe that products in our backlog will be shipped in the first half of 2009.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to fiscal years and interim periods beginning after November 15, 2008.  We do not believe that the adoption of SFAS No. 161 will have a material effect on our consolidated results of operations, financial position, or cash flows.

In December 2007, FASB issued SFAS Statement No. 141 (R), “Business Combinations,” which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  SFAS  No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  We do not believe that the adoption of SFAS No. 141(R) will have a material effect on our consolidated results of operations, financial position, or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.  We do not believe that the adoption of SFAS No. 160 will have a material effect on our consolidated results of operations, financial position, or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2008 that our disclosure controls and procedures were effective at the reasonable assurance level.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There was no change during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Current Report on Form 8-K for October 24, 2008 filed with the SEC on October 30, 2008, which could materially affect our business, financial condition and results of operations.  The risks described in our Current Report on Form 8-K for October 24, 2008 filed with the SEC on October 30, 2008 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to the disclosures in Item 3.02 of our Current Report on Form 8-K for October 24, 2008 filed with the SEC on October 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Our Current Report on Form 8-K for October 24, 2008 filed with the SEC on October 30, 2008, as amended on November 5, 2008, is hereby amended by deleting the risk factor titled “Shares of our common stock eligible, or to become eligible, for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities” on page 30 of the report in its entirety and replacing it with the following:

“Shares of our common stock eligible, or to become eligible, for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of October 24, 2008, we had outstanding 25,308,348 shares of common stock, of which 24,898,348 shares of common stock were restricted under the Securities Act.  As of October 24, 2008, we also had outstanding options and warrants that were exercisable for approximately 7,361,370 shares of common stock.  Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.”

ITEM 6.	EXHIBITS

Exhibit
Number         Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (*)
32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
___________________
(*)                 Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALQON CORPORATION

Dated: November 19, 2008	By:	/s/ BALWINDER SAMRA
Balwinder Samra, Chief Executive Officer (principal executive officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit
Number         Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002