Form 10-K
period 2008-12-31
BALQON CORP.
filed 2009-03-31
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission file number: 000-52337

BALQON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0989901 (I.R.S. Employer Identification No.)

1701 E. Edinger Avenue, Unit E-3, Santa Ana, California (Address of principal executive offices)	92705 (Zip Code)

Registrant’s telephone number, including area code: (714) 836-6342

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐    No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes☐    No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐    No☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the average bid and asked price on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, cannot be computed as the registrant’s common stock was not trading on such date.  The registrant has no non-voting common equity.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of March 27, 2009 was 25,518,348.

DOCUMENTS INCORPORATED BY REFERENCE
None

BALQON CORPORATION
ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industries; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industries and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART I

Item 1.	Business.

Overview

We design, assemble and market heavy-duty electric vehicles for use in the transportation of containers and heavy loads at facilities such as marine terminals, rail yards, industrial warehouses, intermodal facilities (facilities where freight is transferred from one mode of transportation to another without actual handling of the freight itself when changing modes), military bases and industrial plants.  We currently sell our heavy-duty electric vehicles for use at the Port of Los Angeles and have also sold a heavy duty electric vehicle for use in a demonstration program to the South Coast Air Quality Management District, or AQMD.  We also market, and plan to sell, components of our heavy duty electric vehicles that we have developed, including our heavy duty electric drive systems and flux vector inverters, which control the speed of electric motors by varying the input frequency and voltage from the batteries.  In 2008, we released our first zero emissions heavy-duty vehicle, the Nautilus E30, which is part of our Nautilus product line that is designed to target applications requiring transportation of cargo containers weighing over 60,000 pounds.

Fossil fuel powered equipment used to transport containers in off-highway applications have experienced minimal improvements in emission and propulsion technology over the past two decades.  As a result, sea ports and intermodal facilities throughout the world have experienced increased levels of pollution.  We believe that the life-cycle costs of our heavy-duty electric vehicles are lower than the current operating costs of fossil fuel based vehicles in high idling off-highway and on-highway applications.  A key element of our strategy is to market and sell, on a world-wide basis, our zero emissions heavy-duty electric vehicles in high idling off-highway and on-highway applications as a cost effective and environmentally friendly alternative to fossil fuel based heavy-duty vehicles.  In addition, we plan to market and sell on a worldwide basis our heavy-duty electric drive systems and flux vector inverters to original equipment manufacturers, or OEMs, for use in heavy-duty electric vehicles and heavy-duty material handling equipment.

Our Nautilus E30 drayage tractor, a vehicle used to haul heavy loads in short haul operations, which can tow over 60,000 pounds at speeds of up to 45 miles per hour and has a range of between 30 and 60 miles on a single battery charge, has successfully completed initial testing at the Port of Los Angeles.  As a result of this successful testing, we received purchase orders for an additional five Nautilus E30 electric drayage tractors and 21 Nautilus E20 electric yard tractors.  Prior to releasing our Nautilus product line, we spent two years developing our heavy duty electric drive system that couples an electric motor directly to an automatic transmission which provides high torque to pull heavy loads during start-stop applications. In addition, in 2008 we acquired the assets of a company that had developed a high capacity 240 kW flux vector inverter that is Society of Automation Engineers, or SAE, J1939 controller area network, or CAN Bus, capable.  SAE J1939 CAN Bus is a standard communication protocol used in the automotive industry to communicate and diagnose between vehicle components.  For example, diesel engine manufacturers use SAE J1939 CAN Bus communications to control emissions and transmission operations in off-highway and on-highway vehicle applications.  Our flux vector inverters have been designed to communicate with other vehicle components on the same SAE J1939 CAN Bus thereby allowing us to incorporate our heavy-duty electric drive system into other fossil fuel vehicle platforms including container lift trucks, reach stackers, roll-on/roll-off tractors, drayage vehicles and high capacity forklifts.

Company History

We are a Nevada corporation that was incorporated on November 21, 2001, as BMR Solutions, Inc.  From inception to May 2006, we were engaged in the business of providing Internet website hosting and development services.  In May 2006, we underwent a change in management and adopted a new business plan of providing local delivery and transportation of mattresses, furniture and futons in Southern California.  On September 15, 2008, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Balqon Corporation, a California corporation, or Balqon California, and our wholly-owned subsidiary Balqon Acquisition Corp., or Acquisition Subsidiary.  Upon the closing of the Merger Agreement on October 24, 2008, Balqon California merged with and into Acquisition Subsidiary with Acquisition Subsidiary surviving and immediately thereafter, Acquisition Subsidiary merged with and into our company and at that time we also changed our name from BMR Solutions, Inc. to Balqon Corporation.  Our current business is comprised solely of the business of Balqon California.  Balqon California was incorporated on April 21, 2005 and commenced operations in 2006.

In September 2008, Balqon California entered into an agreement with Electric Motorsports, LLC, or EMS, and its sole member, Robert Gruenwald, to acquire certain of the assets of EMS, including all intellectual property assets.  At the time of the acquisition, EMS had been engaged in developing, designing and manufacturing flux vector inverters within the automotive and material handling equipment industries since 1997.  At the time of the acquisition, Mr. Gruenwald was, and continues to be, our Vice President Research and Development.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Balqon California’s Transactions Prior to the Consummation of the Merger Transaction.”  As a result of this acquisition, Balqon California acquired proprietary technology and designs that we currently use in our heavy-duty electric vehicles. Since its inception in 1997, EMS has sold over 250 inverters for use in applications including industrial conveyor systems, electric buses, delivery trucks, a monorail system and mining vehicles.  EMS sold products primarily to OEMs of electric buses, mining vehicles and specialty automotive vehicles. We believe that the acquisition of EMS’s technology and knowhow provides us with the ability to further develop, market and sell flux vector inverters for use in heavy-duty applications. For example, we plan to sell these flux vector inverters to OEMs for use in existing fossil fuel based vehicle platforms.

In October 2006, the management of Balqon California met with representatives of the Port of Los Angeles and the AQMD, to propose the use of zero emissions electric tractors at the port terminal facilities located in San Pedro and Los Angeles, California.  In April 2007, Balqon California entered into an agreement with the AQMD, or AQMD Development Agreement, to develop a heavy-duty zero emissions electric drayage tractor to be used for demonstration and testing purposes at the Port of Los Angeles.  Under the terms of the AQMD Development Agreement, which was co-funded by the AQMD and the Port of Los Angeles, the AQMD agreed to pay Balqon California up to $527,000 for the development of this electric tractor.  In January 2008, Balqon California delivered to the AQMD and commenced testing a heavy-duty electric drayage tractor incorporating what is now our proprietary flux vector inverter technology and heavy-duty electric drive system at the Port of Los Angeles. The zero emissions electric tractor has since successfully passed rigorous testing by the Port of Los Angeles.

In May 2008, Balqon California received a purchase order from the AQMD for oneNautilus E20 electric yard tractor to be used in a loaner program under which the AQMD will loan the tractor to various terminal operators to demonstrate the benefits of using zero emissions electric vehicles in off-highway container transportation applications. In June 2008, Balqon California received a purchase order from the City of Los Angeles for 20 Nautilus E20 heavy-duty electric yard tractors and five Nautilus E30 drayage tractors, all of which will be used at the Port of Los Angeles.

The purchase order from the AQMD is pursuant to a Purchase and Service Agreement with the AQMD, dated May 15, 2008, or AQMD Purchase Agreement, under which we are obligated to deliver one Nautilus E20 heavy-duty electric yard tractor to the AQMD for use in a loaner program that will allow the owners of multiple terminals to test the electric yard tractor in anticipation of a purchase.  The term of the AQMD Purchase Agreement expires on May 15, 2010.  Under the terms of the AQMD Purchase Agreement, the AQMD will pay us up to an aggregate of $300,000 for products delivered and services provided under the agreement, which amount includes $280,000 to be paid for the delivery of a operational yard tractor, a replacement battery pack and a battery charger.   Under the terms of the AQMD Purchase Agreement, we are also obligated to install and remove chargers at least five times at five different sites. In addition, we are obligated to pay the AQMD a royalty fee of $1,000 per electric vehicle sold or leased to anyone other than the AQMD or the Port of Los Angeles.  The royalty fee will be adjusted for inflation every five years.  Under the terms of the AQMD Purchase Agreement, the AQMD has the right to use data collected during the test phase and has a royalty free, nonexclusive, irrevocable license to produce any copyrighted material produced under the AQMD Purchase Agreement.

The purchase order from the City of Los Angeles is pursuant to an agreement with the City of Los Angeles, dated June 26, 2008, or City of Los Angeles Agreement, under which we are obligated to produce and deliver to the City of Los Angeles 20 electric yard tractors, five electric drayage tractors and certain additional components.  The City of Los Angeles Agreement is for a term of three years.  Under the terms of the City of Los Angeles Agreement, the City of Los Angeles will pay us up to an aggregate of $5,383,750, comprised of $189,950 for each Nautilus E20 yard tractor, $208,500 for each Nautilus E30 drayage tractor, and $542,250 for the delivery of five sets of battery chargers.  Under the terms of the City of Los Angeles Agreement, we are also obligated to pay the City of Los Angeles a royalty fee of $1,000 per electric vehicle sold or leased to any party other than the City of Los Angeles or the AQMD.  The royalty fee will be adjusted for inflation every five years.

In March 2009, we delivered a Nautilus E20 to the AQMD under the terms of the AQMD Purchase Agreement and we delivered a Nautilus E20 to the Port of Los Angeles under the terms of the City of Los Angeles Agreement.

Electric Vehicle Industry

Over the past twenty years, the electric vehicle industry has grown rapidly as a result of increasing demand for environmentally friendly modes of transportation.  The high price of fossil fuel and heightened environmental concerns over greenhouse gas emissions worldwide have resulted in increased demand for electric and hybrid vehicles.  Similarly, there has been increase in demand for battery powered low or zero emissions vehicles in off-highway material handling applications.

We believe that potentially large electric vehicle markets are developing in a wide-range of vehicle platforms for a variety reasons, including improved fuel economy, lower emissions, greater reliability, lower maintenance costs, improved performance and vehicle control.  Of these myriad reasons, improved fuel economy has emerged as a significant factor in the development and potential growth of the emerging electric vehicle markets as crude oil prices rise, and consumers and businesses alike contend with higher gasoline and diesel prices.

During 2007, crude oil consumption in the United States, as reported by the United States Department of Energy in the Transportation Energy Data Book, averaged approximately 21 million barrels per day, which represents an average annual percentage increase in consumption of approximately 1% over a period of 10 years.  According to data published by the United States Department of Energy, of the amount of crude oil consumed in the United States in 2007, approximately 68% was consumed by the transportation industry which has seen an increase in consumption of approximately 1.5% per year over a 10 year period.  The United States Department of Energy also reports that increases in crude oil based fuel demand worldwide has resulted in accelerated growth of fuel costs worldwide.  We believe that the cost of fuel will continue to remain high relative to historic levels, and therefore believe that electric vehicles will offer a cost effective and environmentally efficient alternative solution to fossil fuel based vehicles.

We believe that the continued liberalization of global trade coupled with the growth in container packaging of goods has resulted in the use of larger container ships which, in turn, has resulted in a commensurate increase in ship capacities.  This increase in the size of container ships has resulted in concentrated growth at larger ports which, in turn, has resulted in a higher rate of increase in air pollution at these ports, thereby requiring more stringent environmental regulations.

As a result of increased imports from South Asia to the United States over the past five years, the number of twenty-foot equivalent units, or TEUs, transported to ports and through intermodal facilities located on the west coast of the United States has also increased. This expansion in trade has resulted in increased pollution at the largest ports on the west coast of the United States, resulting in more stringent requirements on vehicle emissions in many of these areas.  For example, the Port of Los Angeles and the Port of Long Beach recently approved a comprehensive “Clean Air Action Plan” aimed at reducing pollution and health risks associated with mobile air emissions resulting from activities at these ports.  See “—Recent Initiatives.”  We believe that electric trucks are the leading cost competitive solution to reduce the environmental impact of increased activity and pollution at ports and intermodal facilities located on the west coast of the United States.

In light of these recent regulatory initiatives, and the identification of heavy-duty truck pollution as the most significant source of air pollution at ports, we believe that the demand for heavy-duty electric vehicles will increase.  In response to this anticipated increase in demand, we have developed and will continue to develop zero emissions heavy-duty vehicle platforms as an alternative to current fossil fuel based container transportation solutions.  In addition to being incorporated into our heavy-duty electric vehicles, our heavy-duty electric drive systems can also be incorporated into drayage vehicles, container lift trucks, roll-on/roll-off trucks, reach stackers and large industrial forklifts.  In addition, we also believe that our heavy-duty electric drive system is ideally suited for vehicles used in connection with short-haul inner city on-highway delivery of goods to retail or industrial facilities.

The electric vehicle industry is highly competitive and characterized by rapid technological advancements.  Most of the technological advancements target the on-highway consumer automotive markets. We believe that technological improvements in battery technology have increased the probability of production electric vehicles reaching consumer markets by 2012. The success of electric vehicles in the consumer market industry is generally based on vehicle range, speed and acquisition cost, while success of electric vehicles in the off-highway heavy-duty markets is based on product customization, productivity, functionality, durability and after market support. In response to what we believe to be the market needs, our fully integrated heavy-duty electric drive system that incorporates an electric motor, transmission, flux vector inverter and communication components into a single integrated unit allow us the agility and adaptability to enter various heavy-duty vehicle market niches through incorporation of our technologies into varied vehicle platforms.  We have ensured adaptability to a variety of application needs through the design of our flux vector inverter which determines key performance features of the vehicle such as speed, acceleration and energy consumption and which is software configurable thereby allowing us to adapt to specific application needs in the field.  Our operational strategy to partner with existing chassis manufacturers in each niche market provides our customers with a proven vehicle platform and established service support worldwide while providing us with a capital efficient model to enter a number of market segments.

Heavy-Duty Electric Vehicles Industry

Industries related to container transportation have seen modest improvements in vehicle technology over the past five decades. This is mainly a result of low duty cycle needs for vehicles operated in terminals or in short-haul drayage applications which, in turn, has resulted in the use of older model and higher-polluting vehicles in these applications. The high growth rates at large ports has resulted in an increase in the population of these older model vehicles which, in turn, has resulted in increased regulatory oversight within port facilities that historically were relatively unregulated. We believe that this increase in regulatory oversight, coupled with continued increases in fossil fuel costs, have resulted in the opportunity for electric vehicles to be a commercially viable environmental solution in these markets. We believe that the benefits of zero emissions and lower operating costs of electric vehicles, when compared to fossil fuel powered or hybrid vehicles, provides us with an opportunity to market cost-effective heavy-duty zero emissions electric vehicles to a number of markets worldwide.

We believe that as the monetary and environmental costs of fossil fuels increase, environmental regulations will continue to be promulgated worldwide to ensure significant decreases in harmful emissions.  Efforts to reduce greenhouse gas emissions during the past five years using alternative fuels such as compressed natural gas and liquefied petroleum gas have resulted in modest improvements in air quality.  We believe that stringent environmental regulations will result in an increased demand for cost effective zero emissions technologies that can be incorporated into current vehicle platforms to replace current fossil fuel-based vehicles.  Furthermore, we believe that electric vehicles will be the ideal solution in resolving emissions and operating cost issues faced by the heavy-duty electric vehicle industry.

Heavy-Duty Material Handling Equipment Industry

Our fully integrated heavy-duty electric drive system design provides us with ability to incorporate our zero emissions technology into material handling equipment platforms that are used in high load carrying capacity applications.  Heavy load carrying capacity material handling equipment is used to transport containers or cargo at marine terminals, on cargo vessels and within industries, such as the lumber, concrete, paper and steel industries, that have been generally unregulated in terms of emissions generated by equipment utilizing off-highway engines. Increases in fuel costs and regulatory oversight provides us with the opportunity to transition this industry to zero emissions product solutions.

Our heavy-duty electric drive systems are designed to target the needs of industries that utilize 10 to 45 ton capacity forklifts, 20 to 45 ton capacity reach stackers, 20 to 45 ton capacity roll-on/roll-off trucks and 8 to 45 ton capacity container lift trucks, all of which are primarily used in ports and rail yards to stack empty containers or to load and unload ships, barges or rail carts. High capacity forklifts are also used to load and unload below deck cargo at smaller ports. In addition, these forklifts are used in industrial facilities to transport heavy metals, concrete, paper and lumber. A reach stacker is a material handling equipment equipped with a hydraulic boom assembly that can lift and move containers from barges, ships or rail carts. Reach stackers are more cost effective and productive at smaller port facilities as compared to fixed gantry crane systems. Roll-on/roll-off trucks are used to transport containers onto barges or under-deck facilities mainly at small ports, providing agility in loading and unloading operations. Container lift trucks are used at ports and rail yards to stack empty or loaded containers within terminal or intermodal facilities. These container lifts can stack empty containers up to six containers high and are used to save valuable space at container handling facilities.

All of the heavy-duty material handling equipment described above utilize fossil fuel propulsion systems and are customized for each application. Most of this equipment is considered industrial equipment and therefore regulated under off-highway emissions and safety standards. We believe that due to the high idling and start/stop nature of these applications, electric propulsion systems can be more cost effective and environmentally friendly in these market niches. We are developing modified configurations of our current heavy-duty electric drive system to provide alternative zero emissions product solutions for our targeted applications.

Our Competitive Strengths

Our heavy-duty electric yard tractors and our fully integrated heavy-duty electric drive system provides us with the opportunity to incorporate our zero emissions technology into existing vehicles and material handling equipment used in high load carrying capacity applications. Growing public awareness of the relationship between burning fossil fuels, health risks and global warming has increased the demand for a cost effective alternative to vehicles powered by fossil fuels.  We believe the following competitive strengths serve as a foundation for our strategy:

•
Quality, Excellence and Reliability.  We believe that our proprietary technologies and designs, including our SAE J1939 CAN Bus and diagnostic capable high capacity liquid cooled flux vector inverters and fully integrated and configurable heavy-duty electric drive system increase the reliability of electric vehicles.  Our flux vector inverters have been sold for over 10 years by EMS and have proven reliability in a wide range of applications.

•
Heavy-Duty Electric Vehicle Technology.  Our first product releases, the Nautilus E30 electric drayage tractor and the Nautilus E20 electric yard tractor, incorporate an electric motor that is directly coupled to a heavy-duty automatic transmission, which allows for the ability to transport heavy loads.

•
Low Operating Costs.  Most current fossil fuel powered vehicle designs consume energy during vehicle idling.  Our vehicles, powered with electric motors, shut off during idling applications which results in lower operating costs and less wear and tear on drive train components.  These features reduce maintenance costs and increase vehicle life. We believe that our strategy to target high idling off-highway applications further enhances the benefits of using our electric vehicles in our targeted applications.

•
High Efficiency. Our vehicles are powered by electric motors which produce higher levels of torque at lower speeds than fossil fuel powered motors and are therefore more suitable for heavy-duty applications that operate for short periods of time between starts and stops.  In addition, our heavy duty electric drive system is equipped with a regenerative braking system which captures the energy back into the batteries during stops, saving brake wear and increasing energy efficiency as compared to fossil fuel powered vehicles.

•
Highly Configurable Technology. Our proprietary technologies can be configured to serve a variety of platforms and the specific needs of our customers.  All components in our fully integrated heavy-duty electric drive system communicate over an SAE J1939 CAN Bus system that allows us to configure key parameters of a vehicle’s performance through uploading of proprietary software.  This capability allows us to configure a vehicle to specific application needs with minimum hardware changes.  In addition , this capability provides us with full diagnostic capability to monitor and diagnose the performance of various components in the field during the life of the vehicle.  We believe that our fully integrated heavy-duty electric drive system, which includes an electric motor, transmission, flux vector inverter and communication software installed into a single assembly provides us with ability to incorporate our technologies across various product platforms such as container reach stackers, drayage vehicles, forklifts and straddle carriers, and positions us to be a leader in the heavy-duty vehicle industry.  We believe that this flexibility and configurability will enable us to serve a wider variety of markets and product applications.

•
Experienced Management Team and Access to an Extensive Distribution Network.  Our senior management team has over 80 years of combined experience in the electric vehicle industry and has extensive experience in startup technology companies within this industry. In addition, members of our senior management have significant experience within the transportation industry.

Our Strategy

As one of the few companies focused on heavy-duty electric vehicles and material handling equipment, we are dedicated to providing cost effective solutions to the heavy-duty electric vehicle and material handling equipment markets.  Our business strategy is based on our belief that electric vehicles are inherently more cost effective and reliable than fossil fuel powered vehicles.  We believe that despite the limitation in battery energy density as compared to fossil fuel applications, there are a significant number of off-highway high idling niche applications that can benefit from the use of zero emissions electric vehicles and material handling equipment.  The primary elements of our business strategy include:

Increase our current market presence and selectively pursue new opportunities.  We intend to use our products to pursue new opportunities and capture market share within the heavy-duty electric vehicle market.  In addition to producing and selling heavy-duty electric vehicles, we currently market and plan to sell our flux vector inverters and heavy-duty electric drive systems to other industry OEMs that manufacture heavy-duty vehicles and material handling equipment. We are currently focused on heavy-duty vehicle and material handling equipment applications requiring heavy-duty electric drive systems exceeding 100 kW requirements.  While the release of our Nautilus E30 and Nautilus E20 electric tractors has proven that the use of electric vehicles is technologically feasible in heavy-duty applications, we believe that the use of electric vehicles in heavy-duty applications is also economically beneficial. Our objective is to incorporate our heavy-duty electric drive system into products that vertically integrate into all aspects of heavy-duty transportation of cargo and containers in off-highway applications.

Develop technologies that can be easily adapted for use in various platforms. Our proprietary heavy-duty electric drive system has been built as an assembly that can be readily modified to meet different vehicle platform specifications.  For example, our heavy-duty electric drive systems can be incorporated into container handlers, reach stackers, gantry cranes, large industrial forklifts, roll-on/roll-off trucks and drayage vehicles.  We believe that our ability to incorporate our technology into other product lines will help to diversify our revenue stream across diverse target markets and provide us with additional growth opportunities in the future.  Our operations strategy focuses on integration of our heavy-duty electric drive systems and battery packs into existing vehicle platforms and sourcing component fabrication processes through local suppliers.

Implement retrofit business model on existing yard tractors to accelerate market changeover. Our proprietary heavy-duty electric drive and battery management systems can be retrofitted into existing yard tractor vehicle platforms.  We believe that the increase in fuel costs and the adoption of environmental regulations calling for lower emissions will accelerate market changeover to lower or zero emissions vehicle alternatives in the heavy-duty vehicle industry. Furthermore, we believe that most vehicles are being replaced prematurely due to the end of life of certain key components such as the vehicle’s engine and transmission assembly. We intend to either sell replacement vehicles or provide our heavy-duty electric drive system that can be retrofitted into existing fossil fuel powered vehicles.  Our integrated heavy-duty electric drive systems can be incorporated into most yard tractor vehicle platforms currently in use at ports, marine terminals, intermodal facilities, mail facilities, distribution centers and industrial warehouses.

Develop global sales and service network. We plan to build a global distribution system that utilizes regional dealers to promote, sell and service our vehicles worldwide. Several members of our senior management have significant experience in managing global dealer networks for material handling and electric vehicle manufacturers.

Provide superior after market service.  We believe that after market service is the key to success in the heavy-duty electric vehicle and material handling equipment markets.  Our heavy duty electric vehicles are designed with a fully integrated diagnostic system that monitors the performance of all critical components during the life of the vehicle and makes such performance related data available in connection with our after-market services.  The availability of such performance related data will enable us to provide our customers with prevention based service schedules, and thereby reduce repair costs.

Build capital efficient industry alliances.  We purchase several components and assemblies for the production of our vehicles from leading manufactures within our industry.  Our integrated heavy-duty electric drive system, which is preassembled and installed into vehicle chassis upon receipt, reduces our need to maintain a high inventory of chassis.  In addition, the purchase of vehicle assemblies from leading manufacturers also reduces our need for capital investment in inventory that would otherwise be required to manufacture chassis.  This operation strategy provides us with the ability to focus a significant portion of our available capital into research and development, design, marketing and sales of our products while using high quality components from other manufacturers.

Our Technology

We have developed and acquired proprietary technologies that we believe provides us with a significant competitive advantage within the industries we compete.  In 2007, Balqon California completed the development of a heavy-duty electric drive system that incorporates an automatic five speed transmission and electric motor coupled with an in-line drive system resulting in high torque at low speeds without compromising top end speed. This heavy-duty electric drive system also includes a 240 kW liquid cooled flux vector inverter with SAE J1939 CAN Bus capability that provides efficient transfer of energy from batteries to an electric motor resulting the vehicle being able to tow more than 60,000 pounds of load at a maximum speed of 45 mph.

Flux Vector Inverter Technology

Our flux vector inverters are micro-processer controlled inverters designed to control motor speed through varying voltage and frequency.  The ability to control speed in heavy-duty applications is obtained through use of our proprietary software which is customized to meet each application need.  In addition, hardware components of our flux vector inverters are varied to produce different configurations ranging in power from 40 kW to 240 kW.  Although our flux vector inverters are available in both analog and SAE J1939 digital communication capabilities, we only utilize SAE J1939 capable inverters to provide efficient communication and diagnosis of complete vehicle systems in our heavy-duty electric vehicles.  Based on power requirements, our inverters can be manufactured to meet specific motor or vehicle requirements ranging from electric motorcycles to high capacity on-highway or off-highway vehicles.  Due to the software centric design capability of our flux vector inverter technology, we have the capability to remotely modify, diagnose and monitor key performance parameters to meet specific application requirements.  Our inverters have a capacity of over 200 kW at a voltage range of 200 to 800 volts, which we believe makes them ideally suited for high load carrying applications.  These flux vector inverters have been used in electric buses, mining vehicles and other specialty vehicles applications with over one million miles logged in actual operations.

CAN Bus Diagnostic System

All key components of our heavy-duty electric traction drive system, including the electric motor, transmission, flux vector inverter, contactors, fuses, accessory motor and inverter, are connected through our proprietary CAN Bus diagnostic system. Our CAN Bus system monitors, measures, communicates, stores and diagnoses key performance parameters of our heavy-duty electric drive system components and provides an intuitive vehicle status display of all vehicle systems to the operator through a digital dash display mounted in the truck cabin.  The display communicates the status of all major traction and accessory systems providing real time information to the operator.  The diagnostic system also records daily energy consumption, fuel economy, fault codes, and the thermal status of major components on the vehicle.  Our CAN Bus diagnostic system can also communicate information to a central data system on a wireless network and store key application parameters that can be reviewed to determine energy efficiency and performance of the vehicle.  In addition, our CAN Bus diagnostic system provides the vehicle user with the ability to optimize drive efficiency levels to meet specific application needs.

Battery Management System

We have designed and developed an automatic battery management system that monitors and maintains battery packs in conjunction with our CAN Bus diagnostic system.  This battery management system records daily energy usage and charge energy received and then automatically determines battery watering intervals and maintains battery water levels after the completion of a charge cycle without operator intervention.  This system also accurately monitors battery usage over the life of a vehicle, allowing end users of our vehicles to accurately determine the life cycle of the battery.  We believe that this system increases battery life and reduces maintenance costs of a vehicle.

Products

Heavy-Duty Electric Vehicles

Our current product line of zero emissions heavy-duty electric vehicles, named Nautilus, are the flagships of our product portfolio.  Our Nautilus product line consists of two product configurations, Nautilus E30 and Nautilus E20, with each model featuring our proprietary heavy-duty electric drive system and battery management system.  We are also developing a heavy-duty electric truck, the Mule M150, which is a high-capacity on-highway delivery truck targeting inner city delivery applications.

Our heavy-duty electric vehicles include our heavy-duty electric drive systems that feature an automatic five speed transmission coupled to an electric motor driven by our proprietary liquid cooled flux vector inverters.  Our flux vector inverter and transmission are SAE J1939 CAN Bus capable which allows seamless communication and monitoring of all vehicle systems on a real time basis.  This capability also allows us to monitor and modify key parameters in the field to optimize vehicle efficiency and performance to application needs.  Our heavy-duty electric vehicles also include our quick-change battery packs that are equipped with our battery management system.

Nautilus E20 – Electric Yard Tractor

The Nautilus E20 is a zero emissions electric tractor that is a smaller wheelbase version of our Nautilus E30 and is designed for “in-terminal” operations to transport containers at shipyards, rail yards, intermodal facilities, industrial plants, distribution warehouses, food production facilities, military bases and mail facilities.  The Nautilus E20 can tow 60,000 pound cargo containers at a speed of up to 25 miles per hour with a range of 30 to 60 miles per battery charge.

The Nautilus E20 features our heavy-duty electric drive system and quick-change battery pack incorporated into a yard tractor chassis.  The Nautilus E20 is designed with a short wheel base and lifting fifth wheel which improves the maneuverability of the vehicle and its efficiency in high duty cycle applications.  The Nautilus E20 complies with all applicable regulations associated with off-highway use vehicles.

The battery pack of the Nautilus E20 contains 140 kW hour commercially available long-life tubular lead acid traction batteries used in applications requiring high power and energy density. The vehicle contains two battery packs that can be replaced with fully charged battery packs in less than five minutes thereby increasing the range of the vehicle in longer shift operations.  The battery packs are equipped with a forced air cooling and a battery watering system that increases battery life and reduces maintenance costs. In addition, the battery packs include our advanced battery management system that communicates via a CAN Bus system to a central computer recording energy usage, temperature and efficiency data.

The Nautilus E20 is equipped with smart fast charger technology that can charge up to four vehicles simultaneously in four hours.  The smart charger can also provide up to 60% of the charge in one hour to meet peak demands during daily operations.

Nautilus E30 – Electric Drayage Tractor

The Nautilus E30 is an off-highway electric drayage zero emissions tractor designed for short haul or “drayage” operations such as the transportation of containers from ship yards to rail yards or local warehouses.  This tractor has a load capacity of 60,000 pounds and can travel at a speed of up to 45 miles per hour and has a range of between 30 to 60 miles per battery charge.  We plan to obtain on-highway certification from the United States Department of Transportation for the Nautilus E30.

The Nautilus E30 is equipped with tandem axles which allows the vehicle to tow loads greater than 60,000 pounds in off-highway applications. In addition, the vehicle is equipped with a higher capacity electric motor and flux vector inverter to provide the ability to tow loads in excess of 60,000 pounds at higher speeds. The vehicle is designed with an ABS braking system and five speed transmission to allow operations at higher speeds in off-highway applications.

The Nautilus E30 battery packs contain 160 kW hour commercially available long-life tubular lead acid traction batteries used in applications requiring high power and energy density.  In order to provide increased range in certain applications, our battery pack is designed to be replaced with fully charged battery packs in the field resulting in a vehicle range of over 80 miles.

Mule M150 – Electric Truck

We are currently developing and designing our first on-highway heavy-duty electric truck for short-haul off-highway applications.  Our Mule M150 is expected to be a zero emissions electric truck incorporating a heavy-duty transmission and drive axles and is expected to be competitive in performance with current Class 6 fossil fuel powered vehicles in short-haul markets.  It is anticipated that the Mule M150 will be able to travel at a speed of up to 55 miles per hour and will have a range of over 80 miles on single charge.  The Mule M150 will be designed as a zero emissions solution for short haul on-highway routes in inner cities, port facilities and airports for the distribution of goods and cargo.

We expect that the Mule M150 will feature various flatbed configurations including cargo box trucks, trash trucks and application specific fuel trucks used at large airports.  We intend to partner with cargo bed OEMs to provide various configurations currently available in similar sized fossil fuel powered vehicles.  We expect to release the Mule M150 in 2009.

Heavy-Duty Electric Drive Systems

Our fully integrated heavy-duty electric drive systems have been designed and developed with a view towards use in existing vehicle platforms in the container transportation and material handling equipment industries.  Our heavy-duty electric drive system includes a high efficiency alternating current, or AC, electric motor design that is directly coupled to a five speed automatic transmission system and powered by our proprietary liquid cooled flux vector inverters.  Our use of an automatic transmission provides us with a high torque to weight ratio which is essential in heavy load carrying applications.

We assemble all the components of our drive system into a single integrated unit that can be readily installed into the existing engine compartment of many trucks, tractors, and material handling equipment.  Our proprietary flux vector inverter is SAE J1939 CAN Bus capable which allows for communication with existing electrical and transmission components on fossil fuel powered vehicles. We believe that this feature provides us with an opportunity to design and develop new vehicle platforms and enter new off-highway market niches, thereby expanding our overall product offerings.

Our heavy-duty electric drive system, which is designed and developed for use in heavy-duty electric vehicles, can also be readily integrated into other vehicle platforms with minor modifications to its current design.  Our heavy-duty electric drive system has been tested to tow loads of over 50 tons on a reliable basis which provides us with an opportunity to retrofit vehicles such as container forklifts, reach stackers and roll-on/roll-off vehicles.

We are currently seeking strategic partnerships with OEMs of heavy-duty vehicles and material handling equipment to develop zero emissions solutions for their current vehicle platforms.

Flux Vector Inverters

Our proprietary variable flux vector inverters range in power from 40 kW to 240 kW.  Our flux vector inverters are available in liquid cooled or air cooled versions depending on application, duty cycle and power requirements.  Our flux vector inverters are available with analog or digital output based on application needs. Our heavy duty flux vector inverters are also SAE J1939 CAN Bus capable which allows our customers to fully integrate our inverter into their own vehicle diagnostic systems.  Our proprietary software in the processor allows the inverter to be customized for use in electric vehicles, hybrid vehicles, plug-in hybrids and other applications.  Prior to our acquisition of EMS, EMS sold its flux vector inverters for use in electric buses, mining equipment and other automobiles.  Our inverters can operate between 200 to 800 volts direct current, or DC, and can be used in stationary and mobile applications.  As of the date of this report, we have two outstanding purchase orders for our flux vector inverters from electric bus and hybrid drive system manufacturers.

We design, manufacture, assemble and test our inverters at our Harbor City facility.  We have designed our inverters for high-vibration mobile applications which includes a wash down enclosure design that allows the inverter to be used in outdoor rugged mobile applications.  In addition, our inverters include a liquid cooling system that results in a higher efficiency and reliability.  Our below 100 kW inverters are available in air cooled versions and are ideal for use in industrial vehicles, light duty pickup trucks and recreational vehicles.  Our heavy-duty inverters, which include a liquid cooling system, are ideal for use in heavy-duty electric vehicles such as electric tractors, forklifts, buses, delivery vans, Class 4-6 cargo trucks and mining vehicles.

Service, Parts and Consumables

We plan to sell our products through an authorized sales and service dealer network. Our products require periodic maintenance and replacement of certain vehicle components.  We plan to sell these components through a trained and authorized dealer network.  Batteries, which are a key component in our vehicles, require replacement after a certain period of use based on application. We believe that our quick replacement battery packs that feature our battery management systems, given its integrated design with our heavy-duty electric drive system and communication systems, will require replacement only through authorized service dealers.  Periodically we may also provide vehicle upgrades or accessories to enhance performance and efficiency of our vehicles in the field, which we expect will provide additional revenues through sales of aftermarket parts marketed through our trained dealer network.  Currently, sales and service of our products are being performed by our staff located at our facility in Harbor City.

Manufacturing and Assembly

Our executive offices are located in Santa Ana, California and our primary manufacturing and assembly facility is located in Harbor City, California.  We lease a 3,500 square foot facility comprised of approximately 1,500 square feet of office space and 2,000 square feet of assembly space in Santa Ana.  We lease a 15,500 square foot manufacturing and assembly facility in Harbor City, California.

Key components used in the assembly of our proprietary flux vector inverters, heavy-duty electric drive systems, battery modules, charging system, transmissions and vehicle chassis, are supplied to us by large global manufacturers that we believe have the production capacity to meet our current and projected future production requirements.  Our key components are supplied with manufacturer’s warranties which meet or exceed the warranties provided to our customers.  We sell all of our products with a minimum of a one-year limited warranty with a prorated warranty on batteries based on usage.  In addition, suppliers of our key components have an extensive global sales and service network to support our dealers and customer service needs in a timely manner.  Our management team has extensive experience in global sourcing of automotive components and has implemented a procurement and management system to monitor material costs on a real-time basis.

Final assembly of our heavy-duty electric vehicles and heavy-duty electric drive systems is conducted at our Harbor City location. We also assemble and test our battery management systems and charging systems at the same location.  We have also located our engineering and procurement offices at our Harbor City facility to support our production needs. We estimate that our current manufacturing capacity at this facility provides us with the ability to substantially increase sales with the addition of direct labor personnel and relatively modest capital equipment expenditures.  We believe that our facilities in Harbor City are sufficient to meet our anticipated production needs over the next three years.

Customers

In 2008, we received a purchase order from the City of Los Angeles for 20 Nautilus E20 yard tractors and five Nautilus E30 drayage tractors and a purchase order from the AQMD for one Nautilus E20 for use as a demonstration vehicle at marine terminals and industrial facilities.  Our acquisition of the intellectual property assets of EMS provides us with an installed base of flux vector inverters used in light and medium duty applications such as delivery trucks, automobiles and vans.  We plan to sell our heavy-duty electric drive systems and flux vector inverters to OEMs for use in heavy-duty vehicles and heavy-duty material handling equipment.

Sales and Marketing

Our sales and marketing strategy focuses on establishing Balqon Corporation as the premier provider of heavy-duty electric vehicles and heavy-duty electric drive systems by building an active customer base.

Heavy-Duty Electric Vehicle Sales

We currently use Internet advertising and public relations campaigns to promote our products in domestic and international markets.  We plan to market, sell and service our heavy-duty vehicles through an authorized and trained worldwide dealer network which we are in the process of establishing. We expect that our dealers will be assigned geographic territories, the sizes of which will vary based on a dealer’s infrastructure and ability to adequately perform sales and service functions. We expect that authorized dealers will receive discounts along with installation fees as deemed appropriate for each territory and the dealer’s annual sales. In order to promote sales growth we intend to implement a scaled discount structure based on annual sales or performance to yearly goals and objectives. In addition, we plan to provide marketing incentives to dealers in terms of cooperation on trade shows, providing demonstration equipment, marketing collateral materials, etc. as deemed necessary to increase sales and gain market share.

As we grow our business through the expansion of our dealer network, we plan to establish facilities to provide sales and service support to our customers in countries outside the United States. We currently have dealers that are marketing our Nautilus E20 yard tractor in western Canada and South Korea.

OEM Sales

We currently market and plan to sell our heavy-duty electric drive systems and flux vector inverters directly to OEMs in the automotive and material handling equipment industries. We plan to target OEMs that manufacture vehicle platforms that do not directly compete with our heavy-duty electric vehicle product line. In addition, we plan to develop long term agreements with adequate protections for our proprietary technologies prior to developing assemblies or component configurations that meet OEM product needs.  We plan to develop a business development organization that will focus solely on OEM relationships worldwide.  We expect that this organization will be supported by engineering and manufacturing personnel on as needed basis.

Competition

Our competitors in our addressed markets consist of small to large global corporations providing heavy-duty vehicles powered by fossil fuels. Currently, we are not aware of any other new or current vehicle manufacturer providing zero emissions heavy-duty electric yard tractors in our addressed markets. Our competitors have substantially greater customer bases, businesses, and financial resources than us, and are currently engaged in the development of products and technologies related to hybrid drive systems that utilize current fossil fuel based drive systems combined with electric or hydraulic propulsion systems.

Heavy-Duty Electric Vehicles

Our primary competition in the heavy-duty electric vehicle market are vehicles designed to operate with diesel propulsion systems.  We also compete with other fuel powered vehicles such as bio-diesel, compressed natural gas, plug-in hybrid and liquid natural gas powered vehicles.

Our competitors vary based on off-highway and on-highway market segments. Our Nautilus product line primarily addresses the off-highway, in-terminal applications for container transportation.  We expect that our Mule product line will address short haul on-highway applications for load carrying applications. We believe that we are the first manufacturer addressing these heavy load short haul applications with zero emissions technologies and therefore expect most of our competitors to be current manufacturers of on-highway fossil fuel-based vehicles. Our competitors sell their products through qualified dealer networks which sell, promote and service their products. In most cases, qualified dealers are assigned territories and are compensated for any vehicle or aftermarket parts shipped into their territory.

Our Nautilus product line addresses applications related to container transportation at shipyards, rail yards, intermodal facilities, industrial plants, distribution warehouses, food production facilities, military bases and mail facilities. These applications require products with high visibility, tight turning radius, low speed and a lifting fifth wheel for increased operator productivity. Currently, this market is addressed by five main competitors, all of which produce diesel or other fossil fuel powered vehicles. These competitors are Kalmar Industries Corp., Capacity of Texas, Inc., MAFI Transport Systems GmbH, Mitsui O.S.K. Lines, Ltd. and Terberg DTS UK Ltd.  We consider Kalmar Industries Corp. and Capacity of Texas, Inc. to be two manufacturers that have global presence, while Terberg DTS UK Ltd. and Mitsui O.S.K. Lines, Ltd. have a regional presence in Europe.

We expect that our Mule product line will address applications related to short-haul transportation of cargo at ports, airports, rail yards and inner cities. We anticipate that the Mule product line will target customized market niches where air pollution is a key driver for vehicle selection. In this product category our competitors include large automotive vehicle manufacturers such as Kenworth Truck Company, Peterbilt Motors Company, Mack Trucks, Inc. and Freightliner Trucks. Our success in this market niche will depend upon increased regulatory incentives for use of zero emissions vehicles. We will also focus our efforts in promoting sales of these vehicles in international markets for distribution of goods and consumables in congested inner city areas.

Material Handling Equipment Industry

Our competitors in the heavy-duty material handling equipment industry consist of fossil fuel equipment manufacturers of forklifts, reach stackers, roll-on/roll-off vehicles and container forklifts. Our competitors sell their products through global distribution networks and are currently developing alternative fuel or hybrid configurations of their current products to address new regulatory requirements related to engine emissions.

We believe that our strategy to partner with current OEMs of heavy duty material handling equipment will provide us an early market entry into zero emissions markets in the heavy-duty material handling equipment industry.  Significant steps have been taken during the past 20 years to transition the material handling industry from fossil fuel based to electric power based vehicle designs.  This effort has been limited to light and medium duty applications.  Our strategy to provide full integrated heavy-duty electric drive systems to this industry is consistent with this transition towards zero emission vehicles in off-highway applications.

Our current competitors within this industry include fossil fuel powered OEMs such as Kalmar Industries Corp., Hyster Company, Linde Material Handling GmbH, Svetruck AB, Mitsubishi Heavy Industries, Ltd., TCM Corporation and Mitsui & Co., Inc. Most of these competitors have a global presence and provide additional value added services such as equipment leasing, contract labor and full maintenance contracts.  We believe that our strategy to enter the material handling equipment market as a provider of heavy-duty electric drive systems benefits both the customers and OEMs within this industry.

Flux Vector Inverters

Electric vehicle propulsion systems consist of mainly two types of motor technologies, DC and AC.  DC powered systems are more dominant and cost effective in lower voltage and load carrying applications. We believe that during the past five years, cost effective AC systems have started to gain market share in lower cost products mainly due to inherent lower maintenance costs of AC propulsion systems.

Heavy duty electric vehicles require higher power and voltage rated propulsion systems requiring high level of safety, diagnostics and customization.  Our competitors in this market consist of manufacturers of high capacity variable frequency inverters.  These manufacturers market directly to OEMs or vehicle manufacturers.  Our current competitors in the marketplace include Enova Systems Inc., Azure Dynamics Inc., UQM Technologies, Inc. and Raser Technologies, Inc.

Product Development

Product development is spearheaded by members of our senior management who evaluate the development of new products and new market applications for existing products.  We believe our future success depends on our ability to introduce product enhancements integrating new battery technologies into current vehicle designs increasing the range of our vehicles for on-highway applications.

Our research and development team has over 80 years of combined experience in the development of electric vehicle technologies. We focus our efforts into seamless integration of leading technologies into a product configuration that is cost competitive in a market niche. We utilize the most advanced CAD design systems to reduce time to market of our new products.

We believe in our market driven approach to the development of new technologies and product configurations. We place increased emphasis on developing zero emissions technologies that are cost effective and that reliably address today’s market needs. We continue to develop our proprietary flux inverter technology to address higher capacity market niches, meanwhile we are also actively engaged in identifying suppliers for higher energy density battery technology.

Intellectual Property

We believe that we have a broad intellectual property portfolio.  We primarily own intellectual property protecting the proprietary technology for the flux vector inverters designed by us.  Our portfolio consists of a trade name, trade secrets and proprietary processes.

Currently, we rely on common law rights to protect our trade name “Balqon.”  The common law rights protect the use of this mark used to identify our products.  It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion.  Our inability to protect our trade name will have a material adverse effect on our business, results of operations, and financial condition.  We also rely on trade secrets and proprietary know-how and employ various methods to protect our proprietary technology and concepts.  However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to our know-how and concepts.  There can be no assurance that we will be able to adequately protect our intellectual property.  Third parties may assert infringement claims against us or against third parties upon whom we rely and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use trade secrets that we rely upon to conduct our business.

Government Regulation

The trucking industry within the United States is regulated by the United States Department of Transportation and by various state agencies.  We are also subject to federal, state and local laws and regulations applied to businesses generally. We believe that our products are in conformity with all applicable laws in all relevant jurisdictions.

Our electric vehicles are designed to comply with a significant number of industry standards and regulations, some of which are evolving as new technologies are deployed.  Government regulations regarding the manufacture, sale and implementation of products and systems similar to our electric trucks are subject to future change. We cannot predict what impact, if any, such changes may have upon our business.

Recent Initiatives

Recent regulations adopted by the Port of Los Angeles and the Port of Long Beach, which are referred to in this report collectively as the San Pedro Bay Ports, have resulted in increased attention on alternative fuel vehicles generally and our heavy-duty electric vehicles specifically.  In November 2006, the San Pedro Bay Ports approved a comprehensive five-year “Clean Air Action Plan” aimed at reducing pollution and health risks associated with the air emissions resulting from activities of the San Pedro Bay Ports.  According to the Port of Los Angeles, the goal of the “Clean Air Action Plan” is an 80% reduction in port-related truck pollution.  The Clean Air Action Plan outlines a “Clean Trucks Program” that calls for the San Pedro Bay Ports to scrap and replace approximately 16,000 drayage tractors being used at the San Pedro Bay Ports with the assistance of San Pedro Bay Ports.  The Clean Air Action Plan also provides for grants and loan subsidies that will be sponsored and administered jointly by the San Pedro Bay Ports.  Under the Clean Trucks Program, trucks manufactured prior to 1989 have been banned from entering the San Pedro Bay Ports’ shipping terminals.  Additionally, by 2012, all trucks manufactured prior to 2007 will be banned from entering the San Pedro Bay Ports.  The San Pedro Bay Ports are also providing financial assistance to truckers to acquire trucks that comply with their new requirements.  As a result of these regulations, the emphasis on energy independence and general increased interest in environmentally friendly alternatives, we believe that the demand for our heavy-duty electric vehicles will increase significantly over the next several years.

The Port of Los Angeles estimates that on an annual basis, more than two million truck drayage trips take place between the port terminals and rail and warehouse facilities within five to ten miles of the port.  Because of the significant number of trips, the Port of Los Angeles and the City of Los Angeles have expressed confidence that an emissions-free fleet of trucks will cut noise and air pollution at the Port of Los Angeles.

The Port of Los Angeles has estimated that if our heavy-duty electric vehicles were used for the estimated 1.2 million truck trips that occurred in 2006 between the ports and a near-dock rail yard, the average pollution discharge generated would be reduced by approximately 35,605 tons of tailpipe emissions, including approximately 22 tons of diesel particulate matter, 427 tons of localized nitrogen oxide emissions, 168 tons of carbon and 34,987 tons of carbon dioxide.

The increased focus on environmentally friendly and energy efficient solutions at ports in Southern California is further exemplified by a program recently announced by the AQMD that provides financial incentives and assistance for truck owners and operators to replace older trucks with newer, environmentally friendlier solutions.  Under The Carl Moyer Fleet Modernization Program, the AQMD is providing funding assistance for heavy-duty on-highway truck fleet modernization in the South Coast Air Basin. This program is designed to assist truck owners and operators to replace pre-1990 heavy-duty diesel trucks with newer diesel-fueled trucks or trucks with less emissions that their diesel fueled counterparts.  The AQMD has approximately $56 million available for funding and could pay up to 80% of the cost of replacing a pre-1990 heavy-duty diesel truck.

Employees

As of March 27, 2009, we employed seven employees on a full-time basis.  None of our employees are represented by labor unions, and there have not been any work stoppages at our facilities.  We generally consider our relationships with our employees to be satisfactory.  In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

Internet Website

Our Internet website is www.balqon.com.  The content of our Internet website does not constitute a part of this report.

Item 1A.	Risk Factors.

The following summarizes material risks that investors should carefully consider before deciding to buy or maintain an investment in our common stock.  Any of the following risks, if they actually occur, would likely harm our business, financial condition and results of operations.  As a result, the trading price of our common stock could decline, and investors could lose the money they paid to buy our common stock.

Risks Relating to Our Business

We have a history of only nominal revenues, have incurred significant losses, expect continued losses and may never achieve profitability. If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully deploying our heavy-duty electric vehicles, flux vector inverters, heavy-duty electric drive systems and battery management systems as well as operating and expanding our business.

We have a history of only nominal revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2008, we had an accumulated deficit of $1,493,395.  For our fiscal years ended December 31, 2008 and 2007, we incurred a net loss of $1,405,821 and $82,744, respectively.  We cannot predict when we will become profitable or if we ever will become profitable, we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully producing and selling our heavy-duty electric vehicles, flux vector inverters, heavy-duty electric drive systems and battery management systems and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

Our significant losses have resulted principally from costs incurred in connection with the development of our heavy-duty electric vehicles and from costs associated with our administrative activities. We expect our operating expenses to dramatically increase as a result of our planned production and sale of our heavy-duty electric vehicles.  Since we have only recently completed the development of our heavy-duty electric vehicles, have no significant operating history and have delivered only two heavy-duty electric vehicles as of the date of this report, we cannot assure you that our business will ever become profitable or that we will ever generate sufficient revenues to meet our expenses and support our planned activities. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

Our independent auditors have issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our consolidated financial statements for the years ended December 31, 2008 and 2007 includes a paragraph that explains that we have incurred substantial losses. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development and deployment of our heavy-duty electric vehicles, flux vector inverters and heavy-duty electric drive systems. We urge potential investors to review this report before making a decision to invest in Balqon Corporation.

The current global financial crisis and uncertainty in global economic conditions may have significant negative effects on our customers and our suppliers and may therefore affect our business, results of operations, and financial condition.

The current global financial crisis—which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy may enter into a prolonged recessionary period—may have a significant negative effect on our business and operating results. The potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

The current economic crisis may affect our current and potential, direct and indirect, customers’ access to capital or willingness to spend capital on our products, and/or their levels of cash liquidity with which or willingness to pay for products that they will order or have already ordered from us.  The effect of the current economic conditions on our customers may therefore lead to decreased demand, including order delays or cancellations, which in turn may result in lower revenue and adversely affect our business, results of operations and financial condition.

Likewise, the current global financial crisis may negatively affect our suppliers’ access to capital and liquidity with which to maintain their inventories, production levels, and/or product quality, and could cause them to raise prices or lower production levels, or result in their ceasing operations.  The challenges that our suppliers’ may face in selling their products or otherwise in operating their businesses may lead to our inability to obtain the materials we use to manufacture our products. These actions could cause reductions in our revenue, increased price competition and increased operating costs, which could adversely affect our business, results of operations and financial condition.

The current global financial crisis and uncertainty in global economic conditions may have significant negative effects on our access to credit and our ability to raise capital.

If the current global financial crisis adversely affects Bridge Bank, National Association, Bridge Bank may not have the ability to provide us with access to the funds available under our credit facility, resulting in our access to cash and our ability to operate our business being negatively affected.  Additionally, the financial market disruption may make it difficult for us to raise additional capital or obtain additional credit, when needed, on acceptable terms or at all.

The current global financial crisis and uncertainty in global economic conditions could prevent us from accurately forecasting demand for our products which could adversely affect our operating results or market share.

The current market instability makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends.  If, as a result, we produce excess products our inventory carrying costs will increase and result in obsolete inventory.  Alternatively, due to the forecasting difficulty caused by the unstable economic conditions, we may be unable to satisfy demand for our products which may in turn result in a loss of market share.

The current global financial crisis may lead to a reduction in federal, state and local environmental initiatives and spending, which could adversely affect our business.

Our ability to obtain future public sector work is largely a function of the level of government funding available.  In January 2009, a new federal administration took office, and it is widely expected that the new administration will increase environmental spending.  However, as a result of the current economic crisis, federal, state and local government agencies are facing potentially significant budget shortfalls as a result of declining tax and other revenues, which may cause them to defer or cancel planned environmental and infrastructure projects.  If environmental spending is reduced, it may affect our current contracts as well as our ability to procurer additional government contracts, which could adversely affect our business, results of operations and financial condition.

We need and may be unable to obtain additional financing on satisfactory terms, which may require us to accept financing on burdensome terms that may cause substantial dilution to our shareholders and impose onerous financial restrictions on our business.

We require significant additional financing. Deteriorating global economic conditions, including the recent turmoil in the United States capital markets, may cause prolonged declines in investor confidence in and accessibility to capital markets. Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us. Any future financing will likely dilute existing stockholders’ equity. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any then-existing sources of financing and our ability to secure new sources of financing may be impaired.

We depend on the services of Balwinder Samra, and the loss of him could adversely affect our ability to achieve our business objectives.

Our continued success depends in part upon the continued service of Balwinder Samra, who is our President and Chief Executive Officer.  Mr. Samra is critical to the overall management of Balqon Corporation as well as to the development of our technologies, our culture and our strategic direction and is instrumental in developing and maintaining close ties with our customer base.  Although we have entered into an employment agreement with Mr. Samra, the agreement does not guarantee the service of Mr. Samra for a specified period of time.  In addition, we do not maintain a “key-person” life insurance policy on Mr. Samra.  The loss of Mr. Samra could significantly delay or prevent the achievement of our business objectives.  Consequently, the loss of Mr. Samra could adversely affect our business, financial condition and results of operations.

Our failure to manage our growth effectively could prevent us from achieving our goals.

Our strategy envisions a period of growth that may impose a significant burden on our administrative, financial and operational resources.  The growth of our business will require significant investments of capital and management’s close attention.  Our ability to effectively manage our growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage and retain qualified management, engineers and other personnel.  We may be unable to do so.  In addition, our failure to successfully manage our growth could result in our sales not increasing commensurately with our capital investments.  If we are unable to successfully manage our growth, we may be unable to achieve our goals.

We have very limited operating experience; therefore, regardless of the viability or market acceptance of heavy-duty electric vehicles, we may be unable to achieve profitability or realize our other business goals.

The production of our heavy-duty electric vehicles is the result of a new venture. We have been engaged primarily in research and development of heavy-duty electric vehicles technologies since 2006, and we have only recently begun shipments of our electric vehicles.  Our success will depend in large part on our ability to address problems, expenses and delays frequently associated with bringing a new product to market.  We may not be able to successfully sell our products even if our heavy-duty electric vehicles prove to be a viable solution and achieve market acceptance. Consequently, we may be unable to achieve profitability or realize our other business goals.

We are targeting a new and evolving market and we cannot be certain that our business strategy will be successful.

The market for heavy-duty electric vehicles is relatively new and rapidly changing.  We cannot accurately predict the size of this market or its potential growth. Our vehicles represent only one possible solution for alternative fuel vehicles for container transportation and other material handling equipment applications.  Use of electric vehicles for container transportation at terminals and/or other facilities has not been adopted as an industry standard and it may not be adopted on a broad scale.  The new and evolving nature of the market that we intend to target makes an accurate evaluation of our business prospects and the formulation of a viable business strategy very difficult. Thus, our business strategy may be faulty or even obsolete and as a result, we may not properly plan for or address many obstacles to success, including the following:

•	the timing and necessity of substantial expenditures for the development, production and sale of our heavy-duty electric vehicles;
•	the emergence of newer, more competitive technologies and products;
•	the future cost of batteries used in our systems;
•	applicable regulatory requirements;
•	the reluctance of potential customers to consider new technologies;
•	the failure to strategically position ourselves in relation to joint venture or strategic partners, and potential and actual competitors;
•
the failure of our heavy-duty electric vehicles to satisfy the needs of the markets that we intend to target and the resulting lack of widespread or adequate acceptance of our heavy-duty electric vehicles; and

•	the difficulties in managing rapid growth of operations and personnel.

The industries within which we compete are highly competitive.  Many of our competitors have greater financial and other resources and greater name recognition than we do and one or more of these competitors could use their greater financial and other resources or greater name recognition to gain market share at our expense.

The industries within which we compete are highly competitive. New developments in technology may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete.  Competition for our products may come from current drive system technologies, improvements to current drive system technologies and new alternative drive system technologies, including other fuel systems.  Each of our target markets is currently serviced by existing manufacturers with existing customers and suppliers using proven and widely accepted fossil fuel powered technologies.  Additionally, there are competitors working on developing technologies such as cleaner diesel engines, bio-diesel, fuel cells, natural gas and hybrid battery/internal combustion engines in each of our targeted markets.  Many of these existing and potential competitors, including Kalmar Industries Corp, Mitsui O.S.K. Lines, Ltd., Terberg DTS UK Ltd., Kenworth Truck Company, Freightliner Trucks, Mack Trucks, Inc. and Peterbilt Motors Company, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation products, as well as greater name recognition than we do. As a result, our competitors may be able to compete more aggressively and sustain that competition over a larger period of time than we could.  Each of these competitors has the potential to capture market share in various markets, which could have a material adverse effect on our position in the industry and our financial results.  In order for our products to be successful against competing technologies, especially diesel engines, they must offer advantages in one or more of these areas: emissions performance; fuel economy; engine performance; power density; engine and fuel system weight; and engine and fuel system price.  There can be no assurance that our products will be able to offer advantages in all or any of these areas.  Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures.  This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

Our lack of purchase orders and commitments other than our contracts with the City of Los Angeles and the AQMD for our heavy-duty electric vehicles could lead to a rapid decline in our sales and profitability.

We have received purchase orders covering a total of 26 heavy-duty electric vehicles from the City of Los Angeles and the AQMD.  These purchase orders represent the only orders for our heavy-duty electric vehicles.  As of the date of this report we have delivered only two of these vehicles.  If we are unable to fill the remainder of these orders or obtain additional orders for our products, our sales and financial condition will decline.

Products within the industries in which we operate are subject to rapid technological changes.  If we fail to accurately anticipate and adapt to these changes, the products we sell will become obsolete, causing a decline in our sales and profitability.

The industries within which we compete are subject to rapid technological change and frequent new product introductions and enhancements which often cause product obsolescence.  We believe that our future success depends on our ability to continue to enhance our existing products and their technologies capabilities, and to develop and manufacture in a timely manner new products with improved technology.  We may incur substantial unanticipated costs to ensure product functionality and reliability early in its products’ life cycles.  If we are not successful in the introduction and manufacture of new products or in the development and introduction, in a timely manner, of new products or enhancements to our existing products and technologies that satisfy customer needs and achieve market acceptance, our sales and profitability will decline.

We obtain some of the components and subassemblies included in our products from a single source or limited group of suppliers, the partial or complete loss of which could have an adverse effect on our sales and profitability.

We obtain some of the components and subassemblies for our products from a single source or a limited group of suppliers.  Although we seek to reduce dependence on these sole and limited source suppliers, the partial or complete loss of these sources could adversely affect our sales and profitability and damage customer relationships by impeding our ability to fulfill our customers’ orders.  Further, a significant increase in the price of one or more of these components or subassemblies could adversely affect our profit margins and profitability if no lower-priced alternative source is available.

We manufacture and assemble all of our products at one facility.  Any prolonged disruption in the operations of this facility would result in a decline in our sales and profitability.

We assemble our heavy-duty electric vehicles and heavy-duty electric drive systems and we manufacture and assemble our flux vector invertors in a facility located in Harbor City, California.  Any prolonged disruption in the operations of our manufacturing and assembly facility, whether due to technical or labor difficulties, destruction of or damage to this facility as a result of an earthquake, fire or any other reason, would result in a decline in our sales and profitability.

Because we believe that proprietary rights are material to our success, misappropriation of those rights or claims of infringement or legal actions related to intellectual property could adversely impact our financial condition.

We currently rely on a combination of contractual rights, copyrights, trade names and trade secrets to protect our proprietary rights. However, although our flux vector inverters, heavy-duty electric drive systems, and their constituent components could benefit from patent protection, we have chosen to retain the proprietary rights associated with our flux vector inverters, heavy-duty electric drive systems, and battery management systems predominantly as trade secrets. Although we currently rely to a great extent on trade secret protection for much of our technology, we cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

We own, license or have otherwise obtained the right to use certain technologies incorporated in our flux vector inverters.  We may receive infringement claims from third parties relating to our products and technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third-party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our component manufacturers are unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

Fluctuation in the price, availability and quality of materials could increase our cost of goods and decrease our profitability.

We purchase materials directly from various suppliers. The prices we charge for our products are dependent in part on the cost of materials used to produce them. The price, availability and quality of our materials may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation costs, government regulation, economic climates and other unpredictable factors. Any material price increases could increase our cost of goods and decrease our profitability unless we are able to pass higher prices on to our customers. We do not have any long-term written agreements with any of these suppliers and do not anticipate entering into any such agreements in the near future.

Our limited production, commercial launch activities and continued field tests could encounter problems.

We are currently conducting, and plan to continue to conduct, limited production and field tests on a number of our products as part of our product development cycle and we are working on scaling up our production capabilities.  These production readiness activities and additional field tests may encounter problems and delays for a number of reasons, including the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly and the failure to maintain and service the test prototypes properly.  Some of these potential problems and delays are beyond our control.  Any problem or perceived problem with our limited production and field tests could hurt our reputation and the reputation of our products and delay their commercial launch.

Demand for our heavy-duty electric vehicles may fluctuate as the price of diesel fuel changes.

If diesel fuel prices decrease to a level such that using our heavy-duty electric vehicles does not result in fuel cost savings, potential customers may not purchase our heavy-duty electric vehicles. Any decrease in demand for our heavy-duty electric vehicles could have a material adverse effect on our business, prospects, financial condition and results of operations. If in the future we need to reduce the price of our heavy-duty electric vehicles to keep them competitive with the life cycle cost of diesel fuel powered vehicles, our business might suffer and our revenue might decline.

Significant changes in government regulation may hinder our sales.

The production, distribution and sale in the United States of our products are subject to various federal, state, and local statutes and regulations. New statutes and regulations may also be instituted in the future. If a regulatory authority finds that a current or future product is not in compliance with any of these regulations, we may be fined, or our product may have to be recalled, thus adversely affecting our financial condition and operations.

If we do not properly manage foreign sales and operations, our business could suffer.

We expect that a significant portion of our future revenues will be derived from sales outside of the United States, and we may operate in jurisdictions where we may lack sufficient expertise, local knowledge or contacts.  Establishment of an international market for our products may take longer and cost more to develop than we anticipate, and is subject to inherent risks, including unexpected changes in government policies, trade barriers, significant regulation, difficulty in staffing and managing foreign operations, longer payment cycles, and foreign exchange controls that restrict or prohibit repatriation of funds.  As a result, if we do not properly manage foreign sales and operations, our business could suffer.

Our inability to diversify our operations may subject us to economic fluctuations within the heavy-duty electric vehicle industry.

Our limited financial resources reduce the likelihood that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one business area will subject us to economic fluctuations within the heavy-duty electric vehicle industry and therefore increase the risks associated with our operations.

Risks Relating to Ownership of Our Common Stock

We cannot predict the extent to which an active public trading market for our common stock will develop or be sustained.  If a public trading market does not develop or cannot be sustained, you may be unable to liquidate your investment in Balqon Corporation.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a public trading market for our common stock will be sustained.  If such a market cannot be sustained, you may be unable to liquidate your investment in Balqon Corporation.

In addition, the market price for our common stock may be particularly volatile given our status as a relatively small company with a presumably small and thinly-traded “float” that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Our common stock may be subject to significant price volatility which may have an adverse effect on your ability to liquidate your investment in our common stock.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of meaningful revenues or any profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Voting power of a majority of our common stock is held by our president and chief executive officer, who, as a result, is able to control or exercise significant influence over the outcome of matters to be voted on by our stockholders.

Balwinder Samra, our President and Chief Executive Officer, has voting power equal to approximately 71% of all votes eligible to be cast at a meeting of our stockholders.  As a result of his significant ownership interest, Mr. Samra will be able to control or exercise significant influence with respect to the election of directors, offers to acquire Balqon Corporation and other matters submitted to a vote of all of our stockholders.

Shares of our common stock eligible, or to become eligible, for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of March 27, 2009, we had outstanding 25,518,348 shares of common stock, of which 25,133,348 shares of common stock were restricted under the Securities Act.  As of March 27, 2009, we also had outstanding options and warrants that were exercisable for approximately 7,606,370 shares of common stock and notes convertible into 35,000 shares of our common stock. Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

The exercise of outstanding options and warrants to purchase our common stock and the conversion into common stock of our outstanding convertible notes could substantially dilute your investment, impede our ability to obtain additional financing, and cause us to incur additional expenses.

Under the terms of our outstanding options and warrants to purchase our common stock issued to employees and others and the terms of our outstanding convertible notes, the holders are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of the options and/or warrants or the conversion of the notes, could result in dilution in the interests of our other stockholders.  The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our outstanding options, warrants and convertible notes.  In addition, holders of the warrants and convertible notes have registration rights with respect to the common stock underlying such warrants and convertible notes, the registration of which will cause us to incur a substantial expense.

The market price of our common stock and the value of your investment could substantially decline if our warrants, options or convertible notes are exercised or converted into shares of our common stock and resold into the market, or if a perception exists that a substantial number of shares will be issued upon exercise or conversion of our warrants, options or convertible notes and then resold into the market.

If the exercise or conversion prices of our warrants, options and convertible notes are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. In addition, sales of a substantial number of shares of common stock issued upon exercise or conversion of our warrants, options and convertible notes, or even the perception that such sales could occur, could adversely affect the market price of our common stock.  You could, therefore, experience a substantial decline in the value of your investment as a result of both the actual and potential exercise or conversion of our warrants, options or convertible notes.

Because we may be subject to the “Penny Stock” rules, the level of trading activity in our common stock may be reduced.

Our common stock is quoted on the OTC Bulletin Board.  The last reported sale price per share of our common stock on March 27, 2009, was $2.60.  As a result, our common stock will most likely constitute “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC.  Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges).  The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

Because our common stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock.

Our common stock is quoted on the OTC Bulletin Board under the symbol “BLQN.”  Because our stock is quoted on the OTC Bulletin Board rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

Our articles of incorporation, our bylaws and Nevada law each contain provisions that could discourage transactions resulting in a change in control of Balqon Corporation, which may negatively affect the market price of our common stock.

Our articles of incorporation and our bylaws contain provisions that may enable our board of directors to discourage, delay or prevent a change in the ownership of Balqon Corporation or in our management. In addition, these provisions could limit the price that investors would be willing to pay in the future for shares of our common stock. These provisions include the following:

•
our board of directors is authorized, without prior stockholder approval, to create and issue preferred stock, commonly referred to as “blank check” preferred stock, with rights senior to those of our common stock; and

•	our board of directors is expressly authorized to make, alter or repeal our bylaws.

In addition, we may be subject to the restrictions contained in Sections 78.378 through 78.3793 of the Nevada Revised Statutes which provide, subject to certain exceptions and conditions, that if a person acquires a “controlling interest,” which is equal to either one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of a corporation, that person is an “interested stockholder” and may not vote that person’s shares. The effect of these restrictions may be to discourage, delay or prevent a change in control of Balqon Corporation.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could result in a restatement of our financial statements, cause investors to lose confidence in our financial statements and our company and have a material adverse effect on our business and stock price.

We produce our financial statements in accordance with accounting principles generally accepted in the United States.  Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm that addresses both management’s assessments and our internal controls.  We are currently subject to the requirement that we provide management’s assessment regarding internal control over financial reporting.  The requirement that we provide our auditor’s attestation will apply to us starting with our annual report for the year ending December 31, 2009.

Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not be able or willing to issue a favorable assessment if we conclude that our internal controls over financial reporting are effective. If either we are unable to conclude that we have effective internal controls over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report as required by Section 404, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934 and the requirements of the Sarbanes-Oxley Act of 2002, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we need to comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley act of 2002, related regulations of the SEC, and requirements of the principal trading market upon which our common stock may trade, with which we are not required to comply as a private company.  As a result, we will incur significant legal, accounting and other expenses that we did not incur as a private company.  Complying with these statutes, regulations and requirements will occupy a significant amount of the time of our board of directors and management, will require us to have additional finance and accounting staff, may make it more difficult to attract and retain qualified officers and members of our board of directors, particularly to serve on our audit committee, and make some activities more difficult, time consuming and costly.  We will need to:

•	institute a more comprehensive compliance function;
•	establish new internal policies, such as those relating to disclosure controls and procedures and insider trading;
•
design, establish, evaluate and maintain a system of internal control over financial reporting in compliance with the requirements of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	prepare and distribute periodic reports in compliance with our obligations under the federal securities laws including the Securities Exchange Act of 1934, or Exchange Act;
•	involve and retain to a greater degree outside counsel and accountants in the above activities; and
•	establish an investor relations function.

If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired.  If our finance and accounting personnel insufficiently support us in fulfilling these public-company compliance obligations, or if we are unable to hire adequate finance and accounting personnel, we could face significant legal liability, which could have a material adverse effect on our financial condition and results of operations.  Furthermore, if we identify any issues in complying with those requirements (for example, if we or our independent registered public accountants identified a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect, our reputation or investor perceptions of us.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Our executive offices are located at 1701 E. Edinger Avenue, Unit E-3, Santa Ana, California 92705, where we occupy approximately 3,500 square feet of office and light manufacturing space.  This space is used as offices by our senior management. Our manufacturing facility is located in Harbor City, California, where we occupy a 15,500 square foot manufacturing and assembly facility which is being used for final assembly of our electric drive systems, battery modules, flux vector inverters and heavy-duty electric vehicles.  We lease our Santa Ana facility for $3,206 a month and our Harbor City facility for $10,540 a month.  During each of the years ended December 31, 2008 and 2007, we reported $98,008 and $25,787, respectively, in lease expenses.

We believe that our existing facilities are sufficient to meet our present needs and anticipated needs for the foreseeable future.

Item 3.	Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price and Holders

Our common stock became eligible for quotation on the OTC Bulletin Board under the symbol “BMRU” on April 10, 2007.  On October 31, 2008, as a result of the Merger Transaction, our common stock became eligible for quotation on the OTC Bulletin Board under the symbol “BLQN.”  Shares of our common stock began trading on the OTC Bulletin Board on November 20, 2008.  Between November 20, 2008 and December 31, 2008, the reported high and low closing bid price of our common stock on the OTC Bulletin Board was $2.00 and $1.50, respectively. On March 27, 2009, the last reported sale price of our common stock on the OTC Bulletin Board was $2.60 per share.

As of March 30, 2009, we had 25,518,348 shares of common stock outstanding held of record by approximately 68 stockholders.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

Dividend Policy

We currently anticipate that we will not declare or pay cash dividends on our common stock in the foreseeable future.  We will pay dividends on our common stock only if and when declared by our board of directors.  The ability of our board of directors to declare a dividend is subject to restrictions imposed by Nevada and California law.  In determining whether to declare dividends, our board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

Equity Compensation Plan

The information provided in Part III-Item 12 of this Annual Report under the heading “—Equity Compensation Plan Information” is incorporated herein by reference.

Recent Sales of Unregistered Securities

On June 30, 2006, we sold 1,090,000 shares of our common stock to four investors at $0.10 per share, or gross proceeds of $109,000. The proceeds of $109,000 were used for working capital purposes.

On August 1, 2007, we sold 250,000 shares of our common stock to two investors at $0.10 per share, or gross proceeds of $25,000. The proceeds of $25,000 were used for working capital purposes.

On October 24, 2008, immediately preceding the closing of the Merger Transaction, we issued warrants to purchase an aggregate of 184,598 shares of common stock (the “BMR Warrants”) to seven accredited investors in consideration of services provided. One-third of the BMR Warrants have an exercise price of $1.50 per share and expire on October 24, 2009, one-third of the BMR Warrants have an exercise price of $2.00 per share and expire on October 24, 2010 and one-third of the BMR Warrants have an exercise price of $2.50 per share and expire on October 24, 2011.

In connection with the Merger Transaction, we issued an aggregate of 23,908,348 shares of our common stock to the shareholders of Balqon California.  In addition, the holders of warrants to acquire an aggregate of 2,614,180 shares of common stock of Balqon California were deemed to hold warrants to acquire an equal number of shares of our common stock upon completion of the Merger Transaction.  Of the Warrants issued to Balqon California, (i) warrants to purchase 243,060 shares have an exercise price of $1.50 per share and expire on June 30, 2010; (ii) warrants to purchase 243,060 shares have an exercise price of $2.00 per share and expire on June 30, 2011; (iii) warrants to purchase 243,060 shares have an exercise price of $2.50 per share and expire on June 30, 2012; (iv) warrants to purchase 500,000 shares have an exercise price of $1.50 per share and expire on July 2011; (v) warrants to purchase 810,000 shares have an exercise price of $1.50 per share and expire on September 2011; and (vi) warrants to purchase 575,000 shares have an exercise price of $1.50 per share and expire on October 2011.  In connection with the Merger Transaction, we also issued under our 2008 Plan options to purchase an aggregate of 4,562,592 shares of our common stock to certain of our directors and employees who held options to purchase an equal number of shares of Balqon California’s common stock immediately prior to the completion of the Merger Transaction.

On December 22, 2008, we entered into an agreement with 10 accredited investors for the sale by us of an aggregate of 210,000 shares of our common stock at a purchase price of $1.00 per share for total aggregate proceeds of $210,000.  Additionally, we issued three-year warrants to purchase an aggregate of 210,000 shares of common stock at an exercise price of $1.50 per share.

In March 2009, we entered into agreements with two accredited investors for the sale by us of an aggregate of $35,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 35,000 shares of our common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  Additionally, we issued three-year warrants to purchase an aggregate of 35,000 shares of common stock at an exercise price of $1.50 per share.

The issuances of our securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

Sales by Balqon California Prior to the Merger Transaction

In June 2008, Balqon California issued 332,910 shares of common stock and options to purchase 4,166,751 shares of common stock to Balwinder Samra in consideration of services rendered.

In June 2008, Balqon California issued 333,340 shares of common stock and options to purchase 83,344 shares of common stock to Henry Velasquez in consideration of engineering and design consulting services rendered.

In June 2008, Balqon California issued 1,250,025 shares of common stock and options to purchase 312,507 shares of common stock to Amarpal Samra in consideration of business strategy consulting services rendered.

In June 2008, Balqon California issued 100,000 shares of common stock to Robert Miranda, its current Chief Financial Officer, in consideration of business strategy consulting services rendered.

In June 2008, Balqon California issued 250,000 shares of common stock to Robert Gruenwald in consideration of services provided.

In June 2008, Balqon California issued 2,916,725 shares of common stock and warrants to purchase 729,180 shares of common stock to Marlin Financial in consideration of business strategy and financial advisory services rendered and to be rendered.

The issuances of our securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering. This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes to financial statements included elsewhere in this report.  This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

Any of the factors described above, elsewhere in this report or in the “Risk Factors” section of this report could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We currently develop, assemble and market heavy-duty electric vehicles, flux vector inverters, and heavy-duty electric drive systems.  We currently sell our heavy-duty electric vehicles and plan to begin selling our other products in the near future.  In May 2007, we entered into an agreement with the AQMD to develop and test a heavy-duty zero emissions electric drayage tractor.  Under the terms of the AQMD Development Agreement, the AQMD agreed to pay us up to $527,000 for the development and testing of the heavy-duty drayage tractor.  The Port of Los Angeles agreed with the AQMD to fund 50% of the total development costs.  All of our revenues for 2007 and 63% of our revenues for 2008 were associated with the AQMD Development Agreement.  The remaining 37% of revenues for 2008 were from the sale of parts to the Port of Los Angeles. The revenues and costs associated with the AQMD Development Agreement are recorded as contract revenues and costs, in accordance with the AICPA’s Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-type Contracts.”  As such, the costs associated with the development of our demonstration vehicle are recorded as “contract costs”, not as research and development expenses.

In June 2008, we received a purchase order from the City of Los Angeles for 20 Nautilus E20 heavy-duty electric yard tractors and five Nautilus E30 drayage tractors.  The purchase order from the City of Los Angeles is pursuant to the City of Los Angeles Agreement.

Our total revenues decreased by $179,076, or 48.8%, to $203,660 for the year ended December 31, 2008 as compared to $382,736 for the year ended December 31, 2007.  We reported a net loss of $1,381,915 for the year ended December 31, 2008 as compared to a net loss of $82,744 for the year ended December 31, 2007.  The decline in financial performance during 2008 as compared to 2007 is a direct result of having 73% of the progress work on the AQMD Development Agreement completed during 2007 while only 19% of the progress work on this contract was completed during 2008.  We experienced increased expenses in 2008 associated with the ramp up of our business including leasing production facilities in Harbor City, California, hiring full-time senior management and production personnel. We incurred  legal and consulting expenses relating to the reverse merger of $414,384.  While our business activities resulted in a revenue decrease of approximately 47%, we experienced decreased cost of revenues of $142,210, or 51%, and increased operating and other expenses of $1,262,305, or 682%, over 2007.  The $1,447,522 of operating and other expenses incurred during 2008 includes $414,384 of expenses relating to the Merger Transaction described below.

Merger Transaction

On October 24, 2008, we completed an Agreement and Plan of Merger, or Merger Transaction, with Balqon Corporation, a California corporation, or Balqon California, and changed our name from BMR Solutions, Inc. to Balqon Corporation.  Upon completion of the Merger Transaction, we acquired the business of Balqon California.  In connection with the Merger Transaction, we issued an aggregate of 23,908,348 shares of our common stock to the shareholders of Balqon California which resulted in a change in control of our company.  The Merger Transaction has been accounted for as a recapitalization of Balqon California, with Balqon California being the accounting acquiror.  As a result, the historical financial statements of Balqon California are now the historical financial statements of the legal acquiror, Balqon Corporation (formerly, BMR Solutions, Inc.).

In connection with the Merger Transaction, we issued an aggregate of 23,908,348 shares of our common stock to the shareholders of Balqon California.  In addition, the holders of warrants to acquire an aggregate of 2,614,180 shares of common stock of Balqon California were deemed to hold warrants to acquire an equal number of shares of our common stock upon completion of the Merger Transaction.  In connection with the Merger Transaction, we also issued under our 2008 Plan options to purchase an aggregate of 4,562,592 shares of our common stock to certain of our directors and employees who held options to purchase an equal number of shares of Balqon California’s common stock immediately prior to the completion of the Merger Transaction.  In connection with the consummation of the Merger Transaction, we cancelled 6,377,500 shares of our issued and outstanding common stock held by certain of our stockholders such that concurrent with the closing of the Merger Transaction we had approximately 1,400,000 shares of common stock issued and outstanding. See “ Item 13. Certain Relationships and Related Transactions, and Director Independence – Merger Transaction.”

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

Revenues

Contract Revenue and Cost Recognition on Prototype Vehicle.  In accounting for our AQMD Development Agreement, we follow the provisions of the AICPA’s Statement of Position 81-1,  “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  We recognize revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion.  This method is used because management considers costs to be the best available measure of progress on its contracts.  Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion.  We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

Contract costs include all direct material and labor costs.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues earned.

Sales of Production Units Revenue.  We recognize revenue from sales of production units when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectibility is reasonably assured, all of which generally occurs upon shipment of our product or delivery of the product to the destination specified by the customer.

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

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Accounting for Stock-Based Compensation” effective January 1, 2006, and are using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees in accordance with Emerging Issues Task Force, or EITF, Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereby the fair value of the stock compensation is based on the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instrument is complete.

We recognize compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, we recognized the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123(R) based on the fair value previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

We estimate the fair value of stock options pursuant to SFAS No. 123(R) using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options. Projected data related to the expected volatility of stock options is based on the average volatility of the trading prices of comparable companies and the expected life of stock options is based upon the average term and vesting schedules of the options. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

Long-lived Assets

We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. We periodically review the carrying value of long-lived assets to determine whether or not impairment to such value has occurred.  Based on management’s assessments, no impairments were recorded during the years ended December 31, 2008 and 2007.

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

Warrants

We evaluate our warrants on an ongoing basis considering the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for issuers of financial instruments with characteristics of both liabilities and equity related to the classification and measurement of those instruments.  The warrants are evaluated considering the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities, and EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Results of Operations

We have based our financial statements on the assumption of our operations continuing as a going concern.  As of December 31, 2008, we had working capital of $194,074, had an accumulated deficit of $1,493,395 and reported a net loss for the year ended December 31, 2008 of $1,405,821, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which are expected to help provide us with the liquidity necessary to meet operating expenses.  During July, September and October 2008, Balqon California raised approximately $1,885,000 in connection with private placements of convertible promissory notes, common stock and warrants.  During December 2008, we raised $210,000 in connection with a private placement of our common stock and warrants and during March 2009 we raised $35,000 in connection with a private placement of our convertible notes and warrants.  Over the longer-term, we plan to achieve profitability through our operations from the sale of our high capacity electric vehicles.  Our financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

The tables presented below, which compare our results of operations for 2007 and 2008, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

					Results as a Percentage
			Dollar	Percentage	of Net Revenues for the
	Year Ended		Variance	Variance	Years Ended
	December 31,		Favorable	Favorable	December 31,
	2008	2007	(Unfavorable)	(Unfavorable)	2008	2007

Net revenues	$203,660	$382,736	$(179,076)	(47)%	100%	100%
Cost of revenues	138,053	280,263	142,210	51%	68%	73%
Gross profit	65,607	102,473	(36,866)	(36)%	32%	27%
Operating and interest expenses	1,471,428	185,217	(1,286,211)	(694)%	722%	48%
Net loss	$(1,405,821)	$(82,744)	$(1,323,077)	(1,599)%	(690)%	(22)%

Net Revenues.  The $179,076 decrease in net revenues is comprised of decreased contract revenues of $254,076 offset by increased net revenues of $75,000 relating to the sale of parts to the City of Los Angeles in April 2008 under the terms of the City of Los Angeles Agreement.  Contract revenues decreased in 2008 due to the reduced progress work on our AQMD Development Agreement in 2008 as compared to 2007.  During 2007, 72.3% of the $527,000 AQMD Development Agreement was completed yielding contract revenues of $382,736. During 2008, 19.2% of the AQMD Development Agreement was completed yielding contract revenues of $128,660. We anticipate that our future revenues will be comprised of sales revenues related to our heavy-duty electric vehicles, flux vector inverters and our other products under the City of Los Angeles Agreement and otherwise.

Gross Profit.  The $36,866 decrease in gross profit was due to the decrease in contract revenues between the periods and the 8% profit margin associated with the sale of a battery charger system in April 2008. We anticipate that our gross profit margin will be approximately 24% of net revenues for 2009 based on the current costs incurred associated with the 25 electric vehicles for the Port of Los Angeles that are currently under production at our Harbor City facility.

Operating and Interest Expenses.  The $1,286,211 increase in operating and interest expenses was due largely to the $414,384 of legal and consulting fees incurred in connection with the Merger Transaction. The additional $871,827 of increased operating expenses were attributable to amounts expended in establishing our production facilities and the ramp-up of our business during 2008 and the fact that the results for 2007 reflect only eight months of actual business operations.  We expect that over the near term, our general and administrative expenses will increase as a result of increased management personnel, opening of new manufacturing facilities, additional operational personnel to manufacture electric vehicle, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the SEC and the filing of a registration statement with the SEC.  While our general and administrative expenses are expected to increase over the near term, these expenses as a percentage of net revenues are expected to decrease as we increase our net revenues.

Liquidity and Capital Resources

During 2007 and 2008, we funded our operations primarily with cash flow from financing activities, which included the issuance of secured and unsecured debt and the issuance of equity securities.  As of December 31, 2008, we had working capital of $194,074 as compared to a working capital deficiency of $122,862 at December 31, 2007.  At December 31, 2008 and 2007 we had an accumulated deficit of $1,493,395 and $87,574, respectively, and cash and cash equivalents of $355,615 and $34, respectively.

Our available capital resources at December 31, 2008 consisted primarily of approximately $355,615 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities for 2008 was $1,328,569 as compared to $34,127of cash used in operating activities for 2007, and includes a net loss of $1,405,821, depreciation and amortization of $29,836 and changes in operating assets and liabilities of $54,086.  Material changes in asset and liabilities at December 31, 2008 as compared to December 31, 2007 that affected these results include:

•	a decrease in accounts receivable of $35,000;

•	an increase in inventory of $1,159,601;

•	an increase in prepaid expenses of $43,020;

•	an increase in deposits of $14,400;

•	a net increase in accounts payable and accrued expenses of $1,196,595; and

•	a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $68,660.

Cash used in investing activities totaled $336,067 for 2008 as compared to $22,316 of cash used in investing activities for 2007.

Cash provided by financing activities totaled $2,020,217 for 2008 as compared to $56,477 for 2007.

In July 2008, Balqon California raised an aggregate of $500,000 through the issuance of senior secured convertible promissory notes to five accredited investors.  The senior secured convertible promissory notes had a conversion price of $1.00 per share.  In connection with this offering, Balqon California also issued three-year warrants to acquire up to an aggregate of 500,000 shares of common stock at an exercise price of $1.50 per share. The senior secured convertible promissory notes were converted into an aggregate of 514,582 shares of common stock of Balqon California immediately preceding the closing of the Merger Transaction.

In September 2008, Balqon California raised an aggregate of $810,000 through the issuance of convertible promissory notes to 15 accredited investors.  The convertible promissory notes had a conversion price of $1.00 per share.  In connection with this offering, Balqon California also issued three-year warrants to acquire up to an aggregate of 810,000 shares of common stock at an exercise price of $1.50 per share. The convertible promissory notes were converted into an aggregate of 818,766 shares of common stock of Balqon California immediately preceding the closing of the Merger Transaction.

In October 2008, Balqon California raised an aggregate of $575,000 through the issuance of an aggregate of 575,000 shares of common stock to six accredited investors.  In connection with this offering, Balqon California also issued three-year warrants to purchase an aggregate of 575,000 shares of common stock at an exercise price of $1.50 per share.

In June 2008, Balqon California issued 2,916,725 shares of common stock and warrants to purchase 729,180 shares of common stock to Marlin Financial in consideration of business strategy and financial advisory services rendered, and to be rendered, to Balqon California.  In consideration of such issuance, Marlin Financial Group, Inc. acted as a finder in connection with the private placement offerings completed in September 2008 and October 2008.

In December 2008, we raised an aggregate of $210,000 through the issuance of 210,000 shares of common stock to ten accredited investors.  In connection with this offering, we also issued three-year warrants to purchase an aggregate of 210,000 shares of common stock at an exercise price of $1.50 per share.

In March 2009, we raised an aggregate of $50,000 through the issuance of convertible notes to three accredited investors.  In connection with this offering, we also issued three-year warrants to purchase an aggregate of 50,000 shares of common stock at an exercise price of $1.50 per share.

We are obligated under registration rights agreements related to the private placements in July, September, October, November and December 2008 to file, on or before December 23, 2008, a registration statement with the SEC, registering for resale shares of common stock and the shares of common stock underlying the warrants, issued in connection with the above private placement transactions.  See “Selling Security Holders—Registration Rights Agreements.”  We filed the registration statement with the SEC on December 23, 2008 and are in the process of responding to comments made by the staff of the SEC.

We are obligated under registration rights agreements related to the March 2009 private placement to file, after the registration statement we filed with the SEC on December 23, 2008 is declared effective, a registration statement with the SEC, registering for resale the shares of common stock underlying the convertible notes and warrants issued in the private placement transaction.

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association.  Effective February 26, 2009, we entered into a Business Financing Modification Agreement which modified the initial financing agreement with Bridge Bank.  The amended financing agreement with Bridge Bank provides us with an accounts receivable based credit facility in the aggregate amount of up to $5,000,000.  Under the terms of the credit facility, we may not borrow in excess of $500,000 unless and until we receive an executed term sheet with respect to an equity financing of at least $2,500,000 on terms and conditions acceptable to Bridge Bank.

The credit facility is formula-based and generally provides that the outstanding borrowings under the credit facility may not exceed an aggregate of 80% of eligible accounts receivable.  We must immediately pay any advance made under the credit facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.

Interest on the credit facility is payable monthly.  The interest rate is variable and is adjusted monthly based on the per annum prime rate as published by Bridge Bank plus two percentage points, subject to a minimum rate of 6.0% per annum.

In the event of a default and continuation of a default, Bridge Bank may accelerate the payment of the principal balance requiring us to pay the entire indebtedness outstanding on that date.  Upon the occurrence and during the continuation of an event of default, the interest rate applicable to the outstanding balance borrowed under the credit facility will be increased by five percentage points above the per annum interest rate that would otherwise be applicable.

The credit facility is secured by a continuing first priority security interest in all of our personal property (subject to customary exceptions).  The credit facility may be terminated at any time by either party.  If we terminate the credit facility prior to February 18, 2010, we will owe a termination fee equal to 1.00% of the dollar amount resulting from dividing the credit limit then in effect under the credit facility by 80% (or such greater or lesser percentage as Bridge Bank may establish from time to time).

Our plan of operations for the next twelve months includes completion and delivery of the remaining heavy-duty electric vehicles under the City of Los Angeles Agreement, together with associated equipment including batteries and controllers. We also expect to receive additional orders for our products over the next twelve months. We expect that the anticipated gross margin from the sales of these products will provide additional liquidity and capital resources.  Our ability to increase the number of orders for our products and/or to achieve sufficient gross margin through the sale of products to provide us with meaningful additional liquidity and capital resources is subject to, among other things, the effect of the current global economic crisis and our ability to raise additional capital.  See “Item 1A. Risk Factors.”

During 2009, we expect to incur approximately $200,000 in research and development expenses. We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment.

We presently have seven employees and expect to hire additional personnel to meet production demands of increased product sales. Until these new sales materialize, our present staff is sufficient to meet our current operational plan.

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.  As indicated above, our consolidated financial statements as of December 31, 2008 and for the year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in notes to our consolidated financial statements included in this report, we have suffered recurring losses from operations and at December 31, 2008 we had an accumulated deficit of $1,493,395.  These factors, among others, raised substantial doubt about our ability to continue as a going concern and, with respect to our financial position on December 31, 2008, led our independent registered public accounting firm to include in their report an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Backlog

As of March 27, 2009, we had a backlog of approximately $4.9 million.  Our backlog includes a contract to produce and deliver 19 electric yard tractors, 5 electric drayage tractors, and associated equipment including batteries and controllers.  We believe that products in our backlog will be shipped during the first half of 2009.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), “Business Combinations,” which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  SFAS  No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 22, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 22, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

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

We do not believe that the adoption of the above recent pronouncements will have a material effect on our consolidated results of operations, financial position or cash flow.  Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to the financial statements included in this Report, which begin at page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material affect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007 our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this report.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of March 27, 2009 are as follows:

Name	Age	Positions Held
Balwinder Samra(1)(2)	47	President, Chief Executive Officer and Chairman of the Board
Robert Miranda	56	Chief Financial Officer
Henry Velasquez(1)	32	Vice President Engineering and Director
Robert Gruenwald	50	Vice President Research and Development
Amarpal Singh Samra(1)(2)	48	Director

(1)	Member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.
(2)	There are no family relationships among our executive officers and directors, except that Balwinder Samra is the brother of Amarpal Singh Samra.

Balwinder Samra was appointed as our President, Chief Executive Officer, Chairman of the Board and a director in connection with the consummation of the Merger Transaction.  Mr. Samra was the President, Chief Executive Officer and Chairman of the Board of Balqon California from May 2005 to the closing of the Merger Transaction.  Prior to that, Mr. Samra was president and chief executive officer of EVI, a leading manufacturer of electric buses, trucks and trailers.  From 1991 to 2000, Mr. Samra was Corporate Vice President of Taylor-Dunn Manufacturing, a leading manufacturer of electric industrial vehicles and tow tractors.  At Taylor-Dunn, Mr. Samra was responsible for worldwide marketing, dealer sales and operations.  Mr. Samra holds a B. S. degree in Chemistry from Punjab University, India.

Robert Miranda was appointed as our Chief Financial Officer in connection with the consummation of the Merger Transaction.  From October 2008 to the closing of the Merger Transaction, Mr. Miranda served as Chief Financial Officer of Balqon California.  Since October 2007, Mr. Miranda has been the managing director of Miranda & Associates, a professional accountancy corporation.  From March 2003 through October 2007, Mr. Miranda was a Global Operations Director at Jefferson Wells, where he specialized in providing Sarbanes-Oxley compliance reviews for public companies.  Mr. Miranda was a national director at Deloitte & Touche where he participated in numerous audits, corporate finance transactions, mergers, and acquisitions.  Mr. Miranda is a licensed Certified Public Accountant and has over 35 years of experience in accounting, Sarbanes-Oxley compliance, auditing, business consulting, strategic planning and advisory services.  Mr. Miranda holds a B.S. degree in Business Administration from the University of Southern California, a certificate from the Owner/President Management Program from the Harvard Business School and membership in the American Institute of Certified Public Accountants.

Henry Velasquez was appointed as our Vice President Engineering and a director in connection with the consummation of the Merger Transaction.  From October 2008 to the closing of the Merger Transaction, Mr. Velasquez was Vice President Engineering and a member of the board of directors of Balqon California.  From January 2007 to August 2008 Mr. Velasquez was a Senior Engineer at Honda Access America.  From October 2000 to January 2007, Mr. Velasquez was an Engineer at Snugtop.  Mr. Velasquez has over 10 years of experience in designing mechanical components, chassis and suspension systems for trucks, buses, trailers and utility vehicles.  Mr. Velasquez has been awarded one United States patent related to composite body designs for pickup trucks.  Mr. Velasquez holds a B.S. degree in Mechanical Engineering from Loyola Marymount University, Los Angeles, California and is the Vice President of the American Society of Mechanical Engineers.

Robert Gruenwald was appointed as our Vice President Research and Development in connection with the consummation of the Merger Transaction.  From 1997 to 2008, Mr. Gruenwald served as the President and Chief Engineer of EMS, where he designed and manufactured inverters for electric vehicles used in a variety of industries.  From 1991 to 2000, Mr. Gruenwald served as the Manager of Product Development for Magnetek, where he was involved with the design and development of electric vehicles and electric vehicle components and software.  Mr. Gruenwald also served as a senior electrical controls engineer for H-K Systems and an electrical designer for Procter & Gamble.  Mr. Gruenwald has thirty years of experience in electrical engineering and design.  Mr. Gruenwald has been named an inventor on four United States patents related to hybrid electric vehicles.  Mr. Gruenwald holds an A.S. degree in Electrical Engineering Technology from the University of Cincinnati.

Amarpal Singh Samra was appointed a director in connection with the consummation of the Merger Transaction.  From May 2005 to the closing of the Merger Transaction, Mr. Samra served as a member of the board of directors of Balqon California.  Since August 2008, Mr. Samra has been employed by Gemidis, a company that develops liquid crystal on silicon for television images.  From April 1999 to October 2005, Mr. Samra was the Senior Vice President and General Manager – Global Business Unit for Infocus, a company that develops data video projectors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities, or reporting persons, to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. The reporting persons are required by the SEC regulations to furnish us with copies of all reports that they file.

Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2008 and thereafter, our knowledge that disclosure on Form 5 is not required, and any written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons, except for Marla Andre, Marlin Financial Group, Inc. and Robert Gruenwald, during 2008 were complied with.  During 2008, Marlin Financial Group, Inc. did not file one report, a Form 4, required by Section 16(a) on a timely basis and in addition, Marlin Fiancial Group, Inc. did not report three transactions on a timely basis.  During 2008, Mr. Gruenwald failed to file one Form 3 and one Form 4 and in addition, Mr. Gruenwald did not report one transaction during 2008.  Marla Andre did not file a Form 5 for the fiscal year ended December 31, 2008, and we have not received a written representation from Ms. Andre stating that no Form 5 is required.

Composition of the Board of Directors

Our board of directors has responsibility for our overall corporate governance and meets regularly throughout the year.  Our Articles of Incorporation provide that our board of directors will be divided as equally as possible into three classes.  Our bylaws provide that our board of directors may fix the exact number of directors between one and fifteen.  Our board of directors has fixed the number of directors at three.  Our board of directors was reconstituted in connection with the Merger Transaction.  As a result, at our next annual meeting of stockholders, our stockholders will elect one individual to each of the three classes of our board of directors such that one director will serve until the first, second and third succeeding annual meeting of stockholders, respectively.  After our next annual meeting, at each annual meeting of stockholders, directors are to be elected for a term of three years to succeed those directors whose terms expire on that annual meeting date and our directors hold office until the third succeeding annual meeting of stockholders, until their successors are elected or until their earlier death, resignation or removal.

Our directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our board of directors and its committees.

Our executive officers are appointed by and serve at the discretion of our board of directors. There are no family relationships among our executive officers and directors, except that Balwinder Samra is the brother of Amarpal Singh Samra.

As discussed below, we have adopted procedures by which stockholders may elect nominees to our board of directors.

Corporate Governance

Our board of directors believes that good corporate governance is paramount to ensure that Balqon Corporation is managed for the long-term benefit of our stockholders.  Our board of directors has adopted corporate governance guidelines that guide its actions with respect to, among other things, the composition of the board of directors and its decision making processes, board of directors meetings and involvement of management, the board of director’s standing committees and procedures for appointing members of the committees, and its performance evaluation for our Chief Executive Officer.

Our board of directors has adopted a Code of Ethics and Corporate Conduct that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers.  The Code of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provisions of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-K, by describing on our Internet website, located at http://www.balqon.com, within four business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.  Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC.

Director Independence

On an annual basis, each of our directors and executive officers is obligated to complete a director and officer questionnaire that requires disclosure of any transactions with Balqon Corporation in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Following completion of these questionnaires, the board of directors, with the assistance of the Nominating and Corporate Governance Committee, makes an annual determination as to the independence of each director using the current standards for “independence” established by the SEC and NASDAQ Market Place Rules, additional criteria set forth in our corporate governance guidelines and consideration of any other material relationship a director may have with Balqon Corporation.

In October 2008, our board of directors determined that none of the directors are independent under these standards.  In addition, K. John Shukur, who served on our board of directors during the fiscal year ended December 31, 2008, was not independent under these standards.  Our board of directors intends to appoint at least two persons who qualify as “independent” under the current NASDAQ Marketplace Rules to our board of directors in the near future.  See “Certain Relationships and Related Transactions” below.

Stockholder Communications with our Board of Directors

Our board of directors has implemented a process by which stockholders may send written communications directly to the attention of our board of directors or any individual member of our board of directors.  Mr. Velasquez, the Chairman of our Audit Committee, is responsible for monitoring communications from stockholders and providing copies of such communications to the other directors as he considers appropriate.  Communications will be forwarded to all directors if they relate to substantive matters and include suggestions or comments that Mr. Velasquez considers to be important for the directors to consider.  Stockholders who wish to communicate with our board of directors can write to Mr. Henry Velasquez, The Board of Directors, Balqon Corporation, 1701 E. Edinger, Unit E-3, Santa Ana, California 92705.

Board of Directors, Committees and Meetings

Our business, property and affairs are managed under the direction of our board of directors. Directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our board of directors and its committees. Our bylaws provide that our board of directors shall consist of at least six directors.

During 2008, our board of directors did not hold any meetings.  Members of our board of directors and its committees consulted informally with management from time to time and acted at various times by written consent without a meeting during 2008.

It is our policy to invite and encourage our directors to attend our annual meetings.  We did not hold an annual meeting during the fiscal year ended December 31, 2008.

Our board of directors has established standing Audit, Compensation and Nominating and Corporate Governance Committees.  Each committee has a written charter that is reviewed annually and revised as appropriate.  Our board of directors intends to appoint at least two independent directors to our board of directors and each of its committees in the near future.

Audit Committee

Our Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, and reviews our financial statements for each interim period and for our year end.

Our Audit Committee operates pursuant to a charter approved by our board of directors and our Audit Committee, according to the rules and regulations of the SEC.  Our Audit Committee consists of Balwinder Samra, Henry Velasquez and Amarpal Samra.  Mr. Velasquez serves as the Chairman of our Audit Committee.  Our board of directors has determined that none of Balwinder Samra, Henry Velasquez and Amarpal Samra are “independent” under our Corporate Governance Guidelines, and the NASDAQ Marketplace Rules and none satisfies the other requirements under SEC rules regarding audit committee membership.  None of the members of our Audit Committee qualify as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee, or satisfies the “financial sophistication” requirements of the NASDAQ Marketplace Rules.

Compensation Committee

Our Compensation Committee is responsible for establishing and administering our overall policies on compensation and the compensation to be provided to our executive officers, including, among other things, annual salaries and bonuses, stock options, stock grants, other stock-based awards, and other incentive compensation arrangements.  In addition, the Compensation Committee reviews the philosophy and policies behind the salary, bonus and stock compensation arrangements for all other employees.  Although our Compensation Committee makes all compensation decisions as to our executive officers, our Chief Executive Officer makes recommendations to our Compensation Committee regarding compensation for the other named executive officers.  Our Compensation Committee has the authority to administer our 2008 Stock Incentive Plan, or 2008 Plan, with respect to grants to executive officers and directors, and also has authority to make equity awards under our 2008 Plan to all other eligible individuals.  However, our board of directors may retain, reassume or exercise from time to time the power to administer our 2008 Plan.

The Compensation Committee evaluates both performance and compensation to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive so that we can attract and retain superior employees in key positions.  The Compensation Committee believes that compensation packages offered to our executives, including the named executive officers, should include both cash and equity-based compensation that reward performance as measured against established goals.  The Compensation Committee has the authority to retain consultants, and other advisors and in furtherance of the foregoing objectives.

Our Compensation Committee operates pursuant to a charter approved by our board of directors and our Compensation Committee.  Our Compensation Committee consists of Balwinder Samra, Henry Velasquez and Amarpal Samra.  Mr. Amarpal Samra acts as Chairman of our Compensation Committee.  Our board of directors has determined that none of the members of our Compensation Committee is “independent” under the NASDAQ Marketplace Rules.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee selects nominees for our board of directors.  The Nominating and Corporate Governance Committee will consider candidates for director recommended by any stockholder that is the beneficial owner of shares representing more than 1% of the then-outstanding shares of our common stock and who has beneficially owned those shares for at least one year.  The Nominating and Corporate Governance Committee will evaluate those recommendations by applying its regular nominee criteria and considering the additional information described in the Nominating and Corporate Governance Committee’s below-referenced charter.  Stockholders that desire to recommend candidates for the board of directors for evaluation may do so by contacting Balqon Corporation in writing, identifying the potential candidate and providing background and other relevant information.  Our Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director.  Candidates may also come to the attention of the Nominating and Corporate Governance Committee through current members of our board of directors, professional search firms and other persons.  In evaluating potential candidates, our Nominating and Corporate Governance Committee will take into account a number of factors, including, among others, the following:

•	the candidate’s independence from management;
•	whether the candidate has relevant business experience;
•	judgment, skill, integrity and reputation;
•	existing commitments to other businesses;
•	corporate governance background;

•	financial and accounting background, to enable the committee to determine whether the candidate would be suitable for Audit Committee membership; and
•	the size and composition of our board of directors.

Our Nominating and Corporate Governance Committee operates pursuant to a charter approved by our board of directors and our Nominating and Corporate Governance Committee.  Our Nominating and Corporate Governance Committee consists of Balwinder Samra, Henry Velasquez and Amarpal Samra.  Mr. Balwinder Samra acts as chairman of our Nominating and Corporate Governance Committee.  Our board of directors has determined that none of the members of our Nominating and Corporate Governance Committee is “independent” under the NASDAQ Marketplace Rules.

Item 11.	Executive Compensation.

Compensation of Directors

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our board of directors.  In setting the compensation of directors, we consider the significant amount of time that members of the board of directors spend in fulfilling their duties to Balqon Corporation as well as the experience level we require to serve on our board of directors.  The board of directors, through its Compensation Committee, annually reviews the compensation and compensation policies for members of the board of directors.  In recommending director compensation, the Compensation Committee is guided by three goals:

•	compensation should fairly pay directors for work required in a company of our size and scope;
•	compensation should align directors’ interests with the long-term interests of our stockholders; and
•	the structure of the compensation should be clearly disclosed to our stockholders.

Each of our directors is paid $6,000 per year for serving on the board of directors.  Our directors do not receive additional compensation for serving on the various committees of the board of directors.  Directors are reimbursed for certain reasonable documented expenses in connection with attendance at meetings of our board of directors and its committees.  Employee directors do not receive compensation in connection with their service as directors.

Director Compensation Table – 2008

The following table summarizes for the twelve months ended December 31, 2008, the compensation awarded to or paid to, or earned by, Amarpal Samra and Henry Velasques, the members of our board of directors that are not named executive officers.  The following table also summarizes for the twelve months ended December 31, 2008, the compensation awarded to or paid to, or earned by, the former member of our board of directors.  Our former director, K. John Shukur, was the sole member of our board of directors between October 1, 2007 and October 24, 2008.  Mr. Shukur resigned as a member of our board of directors when our board was reconstituted in connection with the Merger Transaction.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Amarpal Samra	1,500	18,188	(2)	0 (3)	—		18,338
Henry Velasquez	1,500	4,850	(4)	0 (5)	71,712	(6)	78,062
K. John Shukur	—	—		—	—		—

(1)
The amount reflected in this column is the compensation cost we recognized for financial statement reporting purposes during 2008 under SFAS No. 123(R).  The fair value of each grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for 2008:

Dividend yield	0%
Expected volatility	58.43%
Risk-free interest rates	2.42%
Expected option life (in years)	3
Weighted-average exercise price per common share	$2.00
(2)
In June 2008, Mr. Samra was granted 1,250,025 shares of common stock in consideration of business strategy consulting services rendered to Balqon California, which shares were converted into the same number of shares of our common stock in connection with the Merger Transaction.  As of December 31, 2008, Mr. Samra held 1,250,025 shares of our common stock.

(3)
In June 2008, Mr. Samra was issued options to purchase 312,507 shares of common stock to in consideration of business strategy consulting services rendered to Balqon California, which options were converted into options to purchase the same number of shares of our common stock under our 2008 Plan in connection with the Merger Transaction.  As of December 31, 2008, Mr. Samra held options to purchase 312,507 shares of our common stock.

(4)
In June 2008, Mr. Velasquez was granted 333,340 shares of common stock in consideration of services rendered to Balqon California, which shares were converted into the same number of shares of our common stock in connection with the Merger Transaction.  As of December 31, 2008, Mr. Velasquez held 333,340 shares of our common stock.

(5)
In June 2008, Mr. Velasquez was issued options to purchase 83,334 shares of common stock to in consideration of services rendered to Balqon California, which options were converted into options to purchase the same number of shares of our common stock under our 2008 Plan in connection with the Merger Transaction.  As of December 31, 2008, Mr. Samra held options to purchase 83,334 shares of our common stock.

(6)	Represents Mr. Velasquez’s salary earned for services provided to Balqon California and Balqon Corporation during the year ended December 31, 2008.

Compensation of Executive Officers

Summary Compensation Table

Upon consummation of the Merger Transaction on October 24, 2008, our executive officers were reconstituted and none of our current executive officers served as our executive officers during the years ended December 31, 2006 and December 31, 2007.  The following table provides information concerning the compensation for all individuals who served as our principal executive officer during the year ended December 31, 2008 and our only executive officer who was serving as an executive officer on December 31, 2008 and whose total compensation for the year ended December 31, 2008 exceeded $100,000.  These individuals are collectively referred to in this report as the “named executive officers.”

K. John Shukur, was our only executive officer from October 1, 2007 to October 24, 2008.  Mr. Shukur resigned his positions in connection with the Merger Transaction that was consummated on October 24, 2008.

Name and Principal Position	Year	Salary ($) (1)		Stock Awards ($) (2)	Option Awards ($) (2)	All other Compensation ($)		Total ($)

Balwinder Samra	2008	212,205		4,844	0	1,500	(3)	218,549
President and Chief Executive Officer

Robert Miranda	2008	176,855	(4)	1,455	-	-		178,310
Chief Financial Officer 2008				-	-

K. John Shukur	2008	-		-	-	-		-
Former President, Chief Financial Officer and Secretary	2007	-		-	-	-		-

(1)	Represents compensation received for services provided as an executive officer of Balqon California and Balqon Corporation.
(2)
The amount reflected in this column is the compensation cost we recognized for financial statement reporting purposes during 2008 under SFAS No. 123(R).  The fair value of each grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for 2008:

Dividend yield	0%
Expected volatility	58.43%
Risk-free interest rates	2.42%
Expected option life (in years)	3
Weighted-average exercise price per common share	$2.00
(3)	Represents $1,500 paid as fees for services provided as a member of our board of directors.
(4)
Represents the portion of the total consulting fees paid to Miranda & Associates, a professional accountancy corporation wholly-owned by Mr. Miranda, in consideration of services, attributable to the services provided by Mr. Miranda as an executive officer of Balqon California and Balqon Corporation.

Employment Agreements

Employment Agreement, dated October 24, 2008, between the Company and Balwinder Samra

On October 24, 2008, we entered into an executive employment agreement with Mr. Samra.  Under the terms of the executive employment agreement, Mr. Samra has agreed to serve as our Chairman of the Board, President and Chief Executive Officer on an at-will basis.

The agreement provides for an initial base salary of $250,000 per year with an increase to $300,000 after the second anniversary of the effective date of the employment agreement, paid vacation of at least six weeks per year and a monthly automobile allowance of at least $750. Mr. Samra is eligible to receive increases and annual cash incentive bonuses based on our net revenues as shown on our Form 10-K for the previous fiscal year as compared to the internal forecasts proposed at or about the beginning of the previous fiscal year by our Chief Financial Officer and approved by our Audit Committee, as follows:  (A) if the net revenues forecast is met, the incentive bonus will equal 25% of his base salary and (B) if the net revenue forecast is exceeded by more than 50%, the incentive bonus will equal 50% of his base salary.  Mr. Samra is also eligible to participate in benefit and incentive programs we may offer. We have agreed to nominate Mr. Samra as a Class III member of our board of directors and to seek stockholder approval of the nomination at our 2009 annual meeting of stockholders.  We have also agreed to maintain in effect a directors’ and officers’ liability insurance policy with a minimum limit of liability of $3 million and that we would enter into an indemnification agreement with Mr. Samra upon terms mutually acceptable to us and Mr. Samra.

The employment agreement contains non-competition provisions that prohibit Mr. Samra from engaging or participating in a competitive business or soliciting our customer or employees during his employment with us and for two years afterward. The agreement also contains provisions that restrict disclosure by Mr. Samra of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment and for two years afterward.

We may terminate the agreement at any time, with or without due cause. “Due cause” includes any intentional misapplication of our funds or other material assets, or any other act of dishonesty injurious to us, or conviction of a felony or a crime involving moral turpitude. “Due cause” also includes abuse of controlled substances or alcohol and breach, nonperformance or nonobservance of any of the terms of the agreement, provided that Mr. Samra fails to satisfactorily remedy the performance problem following 30 days’ written notice.

Mr. Samra may terminate the agreement at any time, with or without good reason. However, termination for good reason must occur within 90 days of the occurrence of an event constituting good reason, and Mr. Samra must furnish us with written notice of the event within 30 days after the initial existence of the event and provide us with at least a 30-day cure period. “Good reason” includes: a material diminution in his authority, duties, responsibilities, titles or offices; a purported reduction in Mr. Samra’s base salary amounting to a material diminution in his salary to an amount less than the greater of $250,000 or 10% below the base salary in effect at the time of the reduction; our failure to timely cure or diligently initiate a cure of any material breach within 30 days after Mr. Samra gives us written notice of the breach.

If we terminate Mr. Samra’s employment for due cause or due to Mr. Samra’s breach of his employment agreement by refusing to continue his employment, or if Mr. Samra terminates his employment without good reason, then all compensation and benefits for Mr. Samra will cease, other than amounts under retirement and benefit plans and programs that were earned and vested by the date of termination, pro rata annual salary through the date of termination, any stock options that were vested as of the date of termination, and accrued vacation as required by California law.

If Mr. Samra becomes incapacitated, we may terminate his employment under the agreement upon 30 days’ prior written notice.  Upon Mr. Samra’s death, the agreement terminates immediately. If Mr. Samra’s employment terminates due to his incapacity or death, Mr. Samra or his estate or legal representative will be entitled to receive benefits under our retirement and benefits plans and programs that were earned and vested at the date of termination, a prorated incentive bonus for the fiscal year in which incapacity or death occurred (to the extent he would otherwise be eligible), and a lump sum cash payment in an amount equal to one year of his then current annual salary.

If Mr. Samra’s employment terminates for good reason or other than as a result of due cause, incapacity, death or retirement, Mr. Samra will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a prorated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, he will be entitled to receive (i) a severance payment equal to (A) two times his then current annual salary and (B) two times the amount of the average incentive bonus paid during the two calendar years preceding the date of termination, (ii) all medical insurance benefits to which he was entitled immediately prior to the date of termination for a period of eighteen months or the date that Mr. Samra’s continued participation in our medical insurance plan was not possible under the plan, whichever was earlier, and (iii) a lump-sum cash payment equal to eighteen times the estimated monthly COBRA premiums at the time of termination (taking into account all known or anticipated premium increases) to be used by Mr. Samra to maintain his medical insurance coverage for an additional eighteen months.  If our medical insurance plan does not allow Mr. Samra’s continued participation, then we will be required to pay to Mr. Samra, in monthly installments, the monthly premium or premiums for COBRA coverage, covering the eighteen month period described in clause (ii) in the preceding sentence.

Immediately preceding the occurrence of a change in control, and regardless of whether Mr. Samra’s employment terminates and/or he receives severance payments as a result of the change in control, Mr. Samra will be entitled to receive a payment equal to (A) two times his then current annual salary and (B) two times the amount of the average incentive bonus paid during the two calendar years preceding the date of termination.  A “change in control” includes the following circumstances:

(a)           the acquisition by any person or group of beneficial ownership of securities entitled to vote generally in the election of our directors (“voting securities”) that represent 40% or more of the combined voting power of our then outstanding voting securities or 50% or more of the combined fair market value of our then outstanding stock, other than:

(i)              an acquisition by a trustee or other fiduciary holding securities under any employee benefit plan (or related trust) sponsored or maintained by us or any person controlled by us or by any employee benefit plan (or related trust) sponsored or maintained by us or any person controlled by us, or

(ii)              an acquisition of voting securities by us or a corporation owned, directly or indirectly, by our stockholders in substantially the same proportions as their ownership of our stock;

(b)           a majority of members of our board is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of members of our board before the date of the appointment or election, excluding any individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than our board;

(c)           the acquisition by any person or group, or combined acquisitions during the 12-month period ending on the date of the most recent acquisition by such person or group, of ownership of assets from us that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of our assets immediately before such acquisition; and

(d)           stockholder approval of a complete liquidation or dissolution of our company.

Regardless of circumstance (a) above, however, if we make an acquisition of our securities that (x) causes our voting securities beneficially owned by a person or group to represent 40% or more of the combined voting power of our then outstanding voting securities or (y) causes our stock beneficially owned by a person or group to represent 50% or more of the combined fair market value of our then outstanding stock, the acquisition will not be considered an acquisition by any person or group for purposes of circumstance (a) unless the person or group subsequently becomes the beneficial owner of additional securities of Balqon Corporation.

For purposes of circumstance (a) above, the calculation of voting power will be made as if the date of the acquisition were a record date for a vote of our stockholders, and for purposes of circumstance (c) above, the calculation of voting power will be made as if the date of the consummation of the transaction were a record date for a vote of our stockholders.

Regardless of the above, there will be no change in control event when there is a transfer to an entity that is controlled by our stockholders immediately after the transfer.  A transfer of assets by us is not treated as a change in control if the assets are transferred to: a stockholder of Balqon Corporation (immediately before the asset transfer) in exchange for or with respect to the stockholders’ stock; an entity, 50% or more of the total value or voting power of which is owned, directly or indirectly, by us; a person or group that owns, directly or indirectly, 50% or more of the total value or voting power of all of our outstanding stock; or an entity, at least 50% of the total value or voting power of which is owned, directly or indirectly, by a person or group described in the immediately preceding clause.

Issuances of Stock Options Under our 2008 Plan

In June 2008, in consideration of services provided to Balqon California, Balqon California issued options to purchase 4,166,751 shares of Balqon California’s common stock to Balwinder Samra.  These options vested immediately upon grant.  In connection with the Merger Transaction, all outstanding options to purchase shares of Balqon California’s common stock were converted into options to purchase shares of our common stock under our 2008 Plan.

2008 Stock Incentive Plan

Our 2008 Plan is intended to promote Balqon Corporation’s interests by providing eligible persons in our service with the opportunity to acquire a proprietary or economic interest, or otherwise increase their proprietary or economic interest, in our company as an incentive for them to remain in such service and render superior performance during such service.  The 2008 Plan consists of two equity-based incentive programs, the Discretionary Grant Program and the Stock Issuance Program. Principal features of each program are summarized below.

Administration

The Compensation Committee of our board of directors has the exclusive authority to administer the Discretionary Grant and Stock Issuance Programs with respect to option grants, restricted stock awards, restricted stock units, stock appreciation rights, direct stock issuances and other stock-based awards, or equity awards, made to executive officers and non-employee board members, and also has the authority to make equity awards under those programs to all other eligible individuals. However, our board of directors may retain, reassume or exercise from time to time the power to administer those programs. Equity awards made to members of the Compensation Committee must be authorized and approved by a disinterested majority of our board of directors.

The term “plan administrator,” as used in this summary, means the Compensation Committee or our board of directors, to the extent either entity is acting within the scope of its administrative jurisdiction under the 2008 Plan.

Share Reserve

Initially, 7,500,000 shares of common stock are authorized for issuance under the 2008 Plan.  The 2008 Plan was adopted by our board of directors on October 24, 2008.  We expect to submit the 2008 Plan for approval by our stockholders by no later than October 24, 2009.  As of March 27, 2009, options to purchase 4,562,592 shares of common stock were issued and outstanding under the 2008 Plan.

No participant in the 2008 Plan may be granted equity awards for more than 5,000,000 shares of common stock per calendar year. This share-limitation is intended to assure that any deductions to which we would otherwise be entitled, either upon the exercise of stock options or stock appreciation rights granted under the Discretionary Grant Program with an exercise price per share equal to the fair market value per share of our common stock on the grant date or upon the subsequent sale of the shares purchased under those options, will not be subject to the $1.0 million limitation on the income tax deductibility of compensation paid per covered executive officer imposed under Internal Revenue Code Section 162(m). In addition, shares issued under the Stock Issuance Program may qualify as performance-based compensation that is not subject to the Internal Revenue Code Section 162(m) limitation, if the issuance of those shares is approved by the Compensation Committee and the vesting is tied solely to the attainment of the corporate performance milestones discussed below in the summary description of that program.

The shares of common stock issuable under the 2008 Plan may be drawn from shares of our authorized but unissued shares or from shares reacquired by us, including shares repurchased on the open market. Shares subject to any outstanding equity awards under the 2008 Plan that expire or otherwise terminate before those shares are issued will be available for subsequent awards. Unvested shares issued under the 2008 Plan and subsequently repurchased by us at the option exercise or direct issue price paid per share, pursuant to our repurchase rights under the 2008 Plan, will be added back to the number of shares reserved for issuance under the 2008 Plan and will be available for subsequent reissuance.

If the exercise price of an option under the 2008 Plan is paid with shares of common stock, then the authorized reserve of common stock under the 2008 Plan will be reduced only by the net number of new shares issued under the exercised stock option. If shares of common stock otherwise issuable under the 2008 Plan are withheld in satisfaction of the withholding taxes incurred in connection with the issuance, exercise or vesting of an equity award, then the number of shares of common stock available for issuance under the 2008 Plan will be reduced only by the net number of shares issued pursuant to that equity award. The withheld shares will not reduce the share reserve. Upon the exercise of any stock appreciation right granted under the 2008 Plan, the share reserve will only be reduced by the net number of shares actually issued upon exercise, and not by the gross number of shares as to which the stock appreciation right is exercised.

Eligibility

Officers, employees, non-employee directors, and consultants and independent advisors who are under written contract and whose securities issued pursuant to the 2008 Plan, all of whom are in our service or the service of any parent or subsidiary of ours, whether now existing or subsequently established, are eligible to participate in the Discretionary Grant and Stock Issuance Programs.

Valuation

The fair market value per share of our common stock on any relevant date under the 2008 Plan will be deemed to be equal to the closing selling price per share of our common stock at the close of regular hours trading on the OTC Bulletin Board on that date, as the price is reported by the Financial Industry Regulatory Authority. If there is no closing selling price for our common stock on the date in question, the fair market value will be the closing selling price on the last preceding date for which a quotation exists.  In the absence of an established market for our common stock or if the plan administrator determines in good faith that our common stock is too thinly traded for fair market value to be determined in the manner described above, the fair market value per share of our common stock will be determined in good faith by the plan administrator.

Discretionary Grant Program

The plan administrator has complete discretion under the Discretionary Grant Program to determine which eligible individuals are to receive equity awards under that program, the time or times when those equity awards are to be made, the number of shares subject to each award, the time or times when each equity award is to vest and become exercisable, the maximum term for which the equity award is to remain outstanding and the status of any granted option as either an incentive stock option or a non-statutory option under the federal tax laws.

Stock Options. Each granted option will have an exercise price per share determined by the plan administrator, provided that the exercise price will not be less than 100% of the fair market value of a share on the grant date.  No granted option will have a term in excess of ten years.  Incentive options granted to an employee who beneficially owns more than 10% of our outstanding common stock must have exercise prices not less than 110% of the fair market value of a share on the grant date and a term of not more than five years measured from the grant date. Options generally will become exercisable in one or more installments over a specified period of service measured from the grant date. However, options may be structured so that they will be immediately exercisable for any or all of the option shares. Any unvested shares acquired under immediately exercisable options will be subject to repurchase, at the exercise price paid per share, if the optionee ceases service with us prior to vesting in those shares.

An optionee who ceases service with us other than due to misconduct will have a limited time within which to exercise outstanding options for any shares for which those options are vested and exercisable at the time of cessation of service. The plan administrator has complete discretion to extend the period following the optionee’s cessation of service during which outstanding options may be exercised (but not beyond the expiration date) and/or to accelerate the exercisability or vesting of options in whole or in part; provided, that options will remain exercisable for no less than 30 days from the date of the optionee’s cessation of service (or no less than six months if the cessation is caused by death or disability).  Discretion may be exercised at any time while the options remain outstanding, whether before or after the optionee’s actual cessation of service.

Stock Appreciation Rights. The plan administrator has the authority to issue the following three types of stock appreciation rights under the Discretionary Grant Program:

•
Tandem stock appreciation rights, which provide the holders with the right, upon approval of the plan administrator, to surrender their options for an appreciation distribution in an amount equal to the excess of the fair market value of the vested shares of common stock subject to the surrendered option over the aggregate exercise price payable for those shares.

•
Standalone stock appreciation rights, which allow the holders to exercise those rights as to a specific number of shares of common stock and receive in exchange an appreciation distribution in an amount equal to the excess of the fair market value on the exercise date of the shares of common stock as to which those rights are exercised over the aggregate base price in effect for those shares. The base price per share may not be less than the fair market value per share of the common stock on the date the standalone stock appreciation right is granted, and the right may not have a term in excess of ten years.

•
Limited stock appreciation rights, which may be included in one or more option grants made under the Discretionary Grant Program to executive officers or directors who are subject to the short-swing profit liability provisions of Section 16 of the Exchange Act. Upon the successful completion of a hostile takeover for more than 50% of our outstanding voting securities or a change in a majority of our board as a result of one or more contested elections for board membership over a period of up to 36 consecutive months, each outstanding option with a limited stock appreciation right may be surrendered in return for a cash distribution per surrendered option share equal to the excess of the fair market value per share at the time the option is surrendered or, if greater and the option is a non-statutory option, the highest price paid per share in the transaction, over the exercise price payable per share under the option.

Payments with respect to exercised tandem or standalone stock appreciation rights may, at the discretion of the plan administrator, be made in cash or in shares of common stock. All payments with respect to exercised limited stock appreciation rights will be made in cash. Upon cessation of service with us, the holder of one or more stock appreciation rights will have a limited period within which to exercise those rights as to any shares as to which those stock appreciation rights are vested and exercisable at the time of cessation of service. The plan administrator will have complete discretion to extend the period following the holder’s cessation of service during which his or her outstanding stock appreciation rights may be exercised and/or to accelerate the exercisability or vesting of the stock appreciation rights in whole or in part. Discretion may be exercised at any time while the stock appreciation rights remain outstanding, whether before or after the holder’s actual cessation of service.

Repricing. The plan administrator has the authority, with the consent of the affected holders, to effect the cancellation of any or all outstanding options or stock appreciation rights under the Discretionary Grant Program and to grant in exchange one or more of the following: (i) new options or stock appreciation rights covering the same or a different number of shares of common stock but with an exercise or base price per share not less than the fair market value per share of common stock on the new grant date or (ii) cash or shares of common stock, whether vested or unvested, equal in value to the value of the cancelled options or stock appreciation rights. The plan administrator also has the authority with or, if the affected holder is not subject to the short-swing profit liability of Section 16 under the Exchange Act, then without, the consent of the affected holders, to reduce the exercise or base price of one or more outstanding stock options or stock appreciation rights to the then current fair market value per share of common stock or to issue new stock options or stock appreciation rights with a lower exercise or base price in immediate cancellation of outstanding stock options or stock appreciation rights with a higher exercise or base price.  However, no exchange or cancellation of outstanding options or stock appreciation rights may be effected so as to constitute the deferral of compensation or an additional deferral feature that would subject the stock options or stock appreciation rights to Internal Revenue Code Section 409A or to the Treasury Regulations promulgated thereunder.

Stock Issuance Program

Shares of common stock may be issued under the Stock Issuance Program for valid consideration under the Nevada General Corporation Law as the plan administrator deems appropriate, including cash, past services or other property. In addition, restricted shares of common stock may be issued pursuant to restricted stock awards that vest in one or more installments over the recipient’s period of service or upon attainment of specified performance objectives. Shares of common stock may also be issued under the program pursuant to restricted stock units or other stock-based awards that entitle the recipients to receive the shares underlying those awards upon the attainment of designated performance goals, the satisfaction of specified service requirements and/or upon the expiration of a designated time period following the vesting of those awards or units, including without limitation, a deferred distribution date following the termination of the recipient’s service with us.

The plan administrator will have complete discretion under the Stock Issuance Program to determine which eligible individuals are to receive equity awards under the program, the time or times when those equity awards are to be made, the number of shares subject to each equity award, the vesting schedule to be in effect for the equity award and the consideration, if any, payable per share. The shares issued pursuant to an equity award may be fully vested upon issuance or may vest upon the completion of a designated service period and/or the attainment of pre-established performance goals.

To assure that the compensation attributable to one or more equity awards under the Stock Issuance Program will qualify as performance-based compensation that will not be subject to the $1.0 million limitation on the income tax deductibility of the compensation paid per covered executive officer imposed under Internal Revenue Code Section 162(m), the Compensation Committee will also have the discretionary authority to structure one or more equity awards under the Stock Issuance Program so that the shares subject to those particular awards will vest only upon the achievement of certain pre-established corporate performance goals. Goals may be based on one or more of the following criteria: (i) return on total stockholders’ equity; (ii) net income per share; (iii) net income or operating income; (iv) earnings before interest, taxes, depreciation, amortization and stock-based compensation costs, or operating income before depreciation and amortization; (v) sales or revenue targets; (vi) return on assets, capital or investment; (vii) cash flow; (viii) market share; (ix) cost reduction goals; (x) budget comparisons; (xi) implementation or completion of projects or processes strategic or critical to our business operations; (xii) measures of customer satisfaction; (xiii) any combination of, or a specified increase in, any of the foregoing; and (xiv) the formation of joint ventures, research and development collaborations, marketing or customer service collaborations, or the completion of other corporate transactions intended to enhance our revenue or profitability or expand our customer base; provided, however, that for purposes of items (ii), (iii) and (vii) above, the Compensation Committee may, at the time the equity awards are made, specify certain adjustments to those items as reported in accordance with generally accepted accounting principles in the United States, or GAAP, which will exclude from the calculation of those performance goals one or more of the following: certain charges related to acquisitions, stock-based compensation, employer payroll tax expense on certain stock option exercises, settlement costs, restructuring costs, gains or losses on strategic investments, non-operating gains, certain other non-cash charges, valuation allowance on deferred tax assets, and the related income tax effects, purchases of property and equipment, and any extraordinary non-recurring items as described in Accounting Principles Board Opinion No. 30 or its successor, provided that those adjustments are in conformity with those reported by us on a non-GAAP basis. In addition, performance goals may be based upon the attainment of specified levels of our performance under one or more of the measures described above relative to the performance of other entities and may also be based on the performance of any of our business groups or divisions thereof or any parent or subsidiary. Performance goals may include a minimum threshold level of performance below which no award will be earned, levels of performance at which specified portions of an award will be earned, and a maximum level of performance at which an award will be fully earned. The Compensation Committee may provide that, if the actual level of attainment for any performance objective is between two specified levels, the amount of the award attributable to that performance objective shall be interpolated on a straight-line basis.

The plan administrator will have the discretionary authority at any time to accelerate the vesting of any and all shares of restricted stock or other unvested shares outstanding under the Stock Issuance Program. However, no vesting requirements tied to the attainment of performance objectives may be waived with respect to shares that were intended at the time of issuance to qualify as performance-based compensation under Internal Revenue Code Section 162(m), except in the event of certain involuntary terminations or changes in control or ownership.

Outstanding restricted stock units or other stock-based awards under the Stock Issuance Program will automatically terminate, and no shares of common stock will actually be issued in satisfaction of those awards, if the performance goals or service requirements established for those awards are not attained. The plan administrator, however, will have the discretionary authority to issue shares of common stock in satisfaction of one or more outstanding restricted stock units or other stock-based awards as to which the designated performance goals or service requirements are not attained. However, no vesting requirements tied to the attainment of performance objectives may be waived with respect to awards that were intended at the time of issuance to qualify as performance-based compensation under Internal Revenue Code Section 162(m), except in the event of certain involuntary terminations or changes in control or ownership.

General Provisions

Acceleration.  If a change in control occurs, each outstanding equity award under the Discretionary Grant Program will automatically accelerate in full, unless (i) that award is assumed by the successor corporation or otherwise continued in effect, (ii) the award is replaced with a cash retention program that preserves the spread existing on the unvested shares subject to that equity award (the excess of the fair market value of those shares over the exercise or base price in effect for the shares) and provides for subsequent payout of that spread in accordance with the same vesting schedule in effect for those shares, or (iii) the acceleration of the award is subject to other limitations imposed by the plan administrator. In addition, all unvested shares outstanding under the Discretionary Grant and Stock Issuance Programs will immediately vest upon the change in control, except to the extent our repurchase rights with respect to those shares are to be assigned to the successor corporation or otherwise continued in effect or accelerated vesting is precluded by other limitations imposed by the plan administrator. Each outstanding equity award under the Stock Issuance Program will vest as to the number of shares of common stock subject to that award immediately prior to the change in control, unless that equity award is assumed by the successor corporation or otherwise continued in effect or replaced with a cash retention program similar to the program described in clause (ii) above or unless vesting is precluded by its terms.  Immediately following a change in control, all outstanding awards under the Discretionary Grant Program will terminate and cease to be outstanding except to the extent assumed by the successor corporation or its parent or otherwise expressly continued in full force and effect pursuant to the terms of the change in control transaction.

The plan administrator will have the discretion to structure one or more equity awards under the Discretionary Grant and Stock Issuance Programs so that those equity awards will vest in full either immediately upon a change in control or in the event the individual’s service with us or the successor entity is terminated (actually or constructively) within a designated period following a change in control transaction, whether or not those equity awards are to be assumed or otherwise continued in effect or replaced with a cash retention program.

A change in control will be deemed to have occurred if, in a single transaction or series of related transactions:

(i)           any person (as that term is used in Section 13(d) and 14(d) of the Exchange Act), or persons acting as a group, other than a trustee or fiduciary holding securities under an employment benefit program, is or becomes a beneficial owner (as defined in Rule 13-3 under the Exchange Act), directly or indirectly of securities representing 51% or more of the combined voting power of our company, or

(ii)           there is a merger, consolidation, or other business combination transaction of us with or into another corporation, entity or person, other than a transaction in which the holders of at least a majority of the shares of our voting capital stock outstanding immediately prior to such transaction continue to hold (either by such shares remaining outstanding or by their being converted into shares of voting capital stock of the surviving entity) a majority of the total voting power represented by the shares of voting capital stock of our company (or the surviving entity) outstanding immediately after the transaction, or

(iii)           all or substantially all of our assets are sold.

Stockholder Rights and Option Transferability. The holder of an option or stock appreciation right will have no stockholder rights with respect to the shares subject to that option or stock appreciation right unless and until the holder exercises the option or stock appreciation right and becomes a holder of record of shares of common stock distributed upon exercise of the award. Incentive options are not assignable or transferable other than by will or the laws of inheritance following the optionee’s death, and during the optionee’s lifetime, may only be exercised by the optionee. However, non-statutory options and stock appreciation rights may be transferred or assigned during the holder’s lifetime to one or more members of the holder’s family or to a trust established for the benefit of the holder and/or one or more family members or to the holder’s former spouse, to the extent the transfer is in connection with the holder’s estate plan or pursuant to a domestic relations order.

A participant will have certain stockholder rights with respect to shares of common stock issued to the participant under the Stock Issuance Program, whether or not the participant’s interest in those shares is vested. Accordingly, the participant will have the right to vote the shares and to receive any regular cash dividends paid on the shares, but will not have the right to transfer the shares prior to vesting. A participant will not have any stockholder rights with respect to the shares of common stock subject to restricted stock units or other stock-based awards until the awards vest and the shares of common stock are actually issued. However, dividend-equivalent units may be paid or credited, either in cash or in actual or phantom shares of common stock, on outstanding restricted stock units or other stock-based awards, subject to terms and conditions the plan administrator deems appropriate.

Changes in Capitalization. If any change is made to the outstanding shares of common stock by reason of any recapitalization, stock dividend, stock split, combination of shares, exchange of shares or other change in corporate structure effected without our receipt of consideration, appropriate adjustments will be made to (i) the maximum number and/or class of securities issuable under the 2008 Plan, (ii) the maximum number and/or class of securities for which any one person may be granted equity awards under the 2008 Plan per calendar year, (iii) the number and/or class of securities and the exercise price or base price per share in effect under each outstanding option or stock appreciation right, and (iv) the number and/or class of securities subject to each outstanding restricted stock unit or other stock-based award under the 2008 Plan and the cash consideration, if any, payable per share. All adjustments will be designed to preclude any dilution or enlargement of benefits under the 2008 Plan and the outstanding equity awards thereunder.

Special Tax Election. Subject to applicable laws, rules and regulations, the plan administrator may permit any or all holders of equity awards to utilize any or all of the following methods to satisfy all or part of the federal and state income and employment withholding taxes to which they may become subject in connection with the issuance, exercise or vesting of those equity awards:

Stock Withholding: The election to have us withhold, from the shares otherwise issuable upon the issuance, exercise or vesting of an equity award, a portion of those shares with an aggregate fair market value equal to the percentage of the withholding taxes (not to exceed 100%) designated by the holder and make a cash payment equal to the fair market value directly to the appropriate taxing authorities on the individual’s behalf.

Stock Delivery: The election to deliver to us certain shares of common stock previously acquired by the holder (other than in connection with the issuance, exercise or vesting that triggered the withholding taxes) with an aggregate fair market value equal to the percentage of the withholding taxes (not to exceed 100%) designated by the holder.

Sale and Remittance: The election to deliver to us, to the extent the award is issued or exercised for vested shares, through a special sale and remittance procedure pursuant to which the optionee or participant will concurrently provide irrevocable instructions to a brokerage firm to effect the immediate sale of the purchased or issued shares and remit to us, out of the sale proceeds available on the settlement date, sufficient funds to cover the withholding taxes we are required to withhold by reason of the issuance, exercise or vesting.

Amendment, Suspension and Termination

Our board of directors may suspend or terminate the 2008 Plan at any time.  Our board of directors may amend or modify the 2008 Plan, subject to any required stockholder approval. Once Stockholder approval is obtained for the establishment of the 2008 Plan, Stockholder approval will be required for any amendment that materially increases the number of shares available for issuance under the 2008 Plan, materially expands the class of individuals eligible to receive equity awards under the 2008 Plan, materially increases the benefits accruing to optionees and other participants under the 2008 Plan or materially reduces the price at which shares of common stock may be issued or purchased under the 2008 Plan, materially extends the term of the 2008 Plan, expands the types of awards available for issuance under the 2008 Plan, or as to which stockholder approval is required by applicable laws, rules or regulations.

Unless sooner terminated by our board, the 2008 Plan will terminate on the earliest to occur of: (i) October 24, 2018; (ii) the date on which all shares available for issuance under the 2008 Plan have been issued as fully-vested shares; and (iii) the termination of all outstanding equity awards in connection with certain changes in control or ownership.

Federal Income Tax Consequences

The following discussion summarizes income tax consequences of the 2008 Plan under current federal income tax law and is intended for general information only. In addition, the tax consequences described below are subject to the limitations of Internal Revenue Code Section 162(m), as discussed in further detail below. Other federal taxes and foreign, state and local income taxes are not discussed, and may vary depending upon individual circumstances and from locality to locality.

Option Grants. Options granted under the 2008 Plan may be either incentive stock options, which satisfy the requirements of Internal Revenue Code Section 422, or non-statutory stock options, which are not intended to meet those requirements. The federal income tax treatment for the two types of options differs as follows:

Incentive Stock Options. No taxable income is recognized by the optionee at the time of the option grant, and, if there is no disqualifying disposition at the time of exercise, no taxable income is recognized for regular tax purposes at the time the option is exercised, although taxable income may arise at that time for alternative minimum tax purposes equal to the excess of the fair market value of the purchased shares at the time over the exercise price paid for those shares.

The optionee will recognize taxable income in the year in which the purchased shares are sold or otherwise made the subject of certain dispositions. For federal tax purposes, dispositions are divided into two categories: qualifying and disqualifying. A qualifying disposition occurs if the sale or other disposition is made more than two years after the date the option for the shares involved in the sale or disposition was granted and more than one year after the date the option was exercised for those shares. If either of these two requirements is not satisfied, a disqualifying disposition will result.

Upon a qualifying disposition, the optionee will recognize long-term capital gain in an amount equal to the excess of the amount realized upon the sale or other disposition of the purchased shares over the exercise price paid for the shares. If there is a disqualifying disposition of the shares, the excess of the fair market value of those shares on the exercise date over the exercise price paid for the shares will be taxable as ordinary income to the optionee. Any additional gain or any loss recognized upon the disposition will be taxable as a capital gain or capital loss.

If the optionee makes a disqualifying disposition of the purchased shares, we will be entitled to an income tax deduction, for our taxable year in which the disposition occurs, equal to the excess of the fair market value of the shares on the option exercise date over the exercise price paid for the shares. If the optionee makes a qualifying disposition, we will not be entitled to any income tax deduction.

Non-Statutory Stock Options. No taxable income is recognized by an optionee upon the grant of a non-statutory option. The optionee will, in general, recognize ordinary income, in the year in which the option is exercised, equal to the excess of the fair market value of the purchased shares on the exercise date over the exercise price paid for the shares, and we will be required to collect certain withholding taxes applicable to the income from the optionee.

We will be entitled to an income tax deduction equal to the amount of any ordinary income recognized by the optionee with respect to an exercised non-statutory option. The deduction will in general be allowed for our taxable year in which the ordinary income is recognized by the optionee.

If the shares acquired upon exercise of the non-statutory option are unvested and subject to repurchase in the event of the optionee’s cessation of service prior to vesting in those shares, the optionee will not recognize any taxable income at the time of exercise but will have to report as ordinary income, as and when our repurchase right lapses, an amount equal to the excess of the fair market value of the shares on the date the repurchase right lapses over the exercise price paid for the shares. The optionee may elect under Internal Revenue Code Section 83(b) to include as ordinary income in the year of exercise of the option an amount equal to the excess of the fair market value of the purchased shares on the exercise date over the exercise price paid for the shares. If a timely Internal Revenue Code Section 83(b) election is made, the optionee will not recognize any additional income as and when the repurchase right lapses.

Stock Appreciation Rights. No taxable income is recognized upon receipt of a stock appreciation right. The holder will recognize ordinary income in the year in which the stock appreciation right is exercised, in an amount equal to the excess of the fair market value of the underlying shares of common stock on the exercise date over the base price in effect for the exercised right, and we will be required to collect certain withholding taxes applicable to the income from the holder.

We will be entitled to an income tax deduction equal to the amount of any ordinary income recognized by the holder in connection with the exercise of a stock appreciation right. The deduction will in general be allowed for our taxable year in which the ordinary income is recognized by the holder.

Direct Stock Issuances. Stock granted under the 2008 Plan may include issuances such as unrestricted stock grants, restricted stock grants and restricted stock units. The federal income tax treatment for such stock issuances are as follows:

Unrestricted Stock Grants. The holder will recognize ordinary income in the year in which shares are actually issued to the holder. The amount of that income will be equal to the fair market value of the shares on the date of issuance, and we will be required to collect certain withholding taxes applicable to the income from the holder.

We will be entitled to an income tax deduction equal to the amount of ordinary income recognized by the holder at the time the shares are issued. The deduction will in general be allowed for our taxable year in which the ordinary income is recognized by the holder.

Restricted Stock Grants. No taxable income is recognized upon receipt of stock that qualifies as performance-based compensation unless the recipient elects to have the value of the stock (without consideration of any effect of the vesting conditions) included in income on the date of receipt. The recipient may elect under Internal Revenue Code Section 83(b) to include as ordinary income in the year the shares are actually issued an amount equal to the fair market value of the shares. If a timely Internal Revenue Code Section 83(b) election is made, the holder will not recognize any additional income when the vesting conditions lapse and will not be entitled to a deduction in the event the stock is forfeited as a result of failure to vest.

If the holder does not file an election under Internal Revenue Code Section 83(b), he will not recognize income until the shares vest. At that time, the holder will recognize ordinary income in an amount equal to the fair market value of the shares on the date the shares vest. We will be required to collect certain withholding taxes applicable to the income of the holder at that time.

We will be entitled to an income tax deduction equal to the amount of ordinary income recognized by the holder at the time the shares are issued, if the holder elects to file an election under Internal Revenue Code Section 83(b), or we will be entitled to an income tax deduction at the time the vesting conditions occur, if the holder does not elect to file an election under Internal Revenue Code Section 83(b).

Restricted Stock Units. No taxable income is recognized upon receipt of a restricted stock unit award. The holder will recognize ordinary income in the year in which the shares subject to that unit are actually issued to the holder. The amount of that income will be equal to the fair market value of the shares on the date of issuance, and we will be required to collect certain withholding taxes applicable to the income from the holder.

We will be entitled to an income tax deduction equal to the amount of ordinary income recognized by the holder at the time the shares are issued. The deduction will in general be allowed for our taxable year in which the ordinary income is recognized by the holder.

Internal Revenue Code Section 409A.  It is the intention of Balqon Corporation that no option or stock appreciation right granted under the 2008 Plan will be “deferred compensation” that is subject to Internal Revenue Code Section 409A.

Deductibility of Executive Compensation

We anticipate that any compensation deemed paid by us in connection with disqualifying dispositions of incentive stock option shares or the exercise of non-statutory stock options or stock appreciation rights with exercise prices or base prices equal to or greater than the fair market value of the underlying shares on the grant date will qualify as performance-based compensation for purposes of Internal Revenue Code Section 162(m) and will not have to be taken into account for purposes of the $1.0 million limitation per covered individual on the deductibility of the compensation paid to certain executive officers, provided that the grants are approved by a committee of at least two independent directors.  Accordingly, all compensation deemed paid with respect to those options or stock appreciation rights should remain deductible without limitation under Internal Revenue Code Section 162(m). However, any compensation deemed paid by us in connection with shares issued under the Stock Issuance Program will be subject to the $1.0 million limitation on deductibility per covered individual, except to the extent the vesting of those shares is based solely on one or more of the performance milestones specified above in the summary of the terms of the Stock Issuance Program.

Accounting Treatment

Pursuant to the accounting standards established by SFAS No. 123(R), “Share-Based Payment,” we are required to recognize all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, in our financial statements effective January 1, 2006. Accordingly, stock options that are granted to our employees and non-employee board members will have to be valued at fair value as of the grant date under an appropriate valuation formula, and that value will have to be charged as stock-based compensation expense against our reported GAAP earnings over the designated vesting period of the award. Similar option expensing will be required for any unvested options outstanding on January 1, 2006, with the grant date fair value of those unvested options to be expensed against our reported earnings over the remaining vesting period. For shares issuable upon the vesting of restricted stock units awarded under the 2008 Plan, we will be required to expense over the vesting period a compensation cost equal to the fair market value of the underlying shares on the date of the award. If any other shares are unvested at the time of their direct issuance, the fair market value of those shares at that time will be charged to our reported earnings ratably over the vesting period. This accounting treatment for restricted stock units and direct stock issuances will be applicable whether vesting is tied to service periods or performance goals. The issuance of a fully-vested stock bonus will result in an immediate charge to our earnings equal to the fair market value of the bonus shares on the issuance date.

Stock options and stock appreciation rights granted to non-employee consultants will result in a direct charge to our reported earnings based on the fair value of the grant measured on the vesting date of each installment of the underlying shares. Accordingly, the charge will take into account the appreciation in the fair value of the grant over the period between the grant date and the vesting date of each installment comprising that grant.

Interests of Related Parties

The 2008 Plan provides that our officers, employees, non-employee directors, and certain consultants and independent advisors will be eligible to receive awards under the 2008 Plan.

As discussed above, we may be eligible in certain circumstances to receive a tax deduction for certain executive compensation resulting from awards under the 2008 Plan that would otherwise be disallowed under Internal Revenue Code Section 162(m).

Possible Anti-Takeover Effects

Although not intended as an anti-takeover measure by our board of directors, one of the possible effects of the 2008 Plan could be to place additional shares, and to increase the percentage of the total number of shares outstanding, or to place other incentive compensation, in the hands of the directors and officers of Balqon Corporation.  Those persons may be viewed as part of, or friendly to, incumbent management and may, therefore, under some circumstances be expected to make investment and voting decisions in response to a hostile takeover attempt that may serve to discourage or render more difficult the accomplishment of the attempt.

In addition, options or other incentive compensation may, in the discretion of the plan administrator, contain a provision providing for the acceleration of the exercisability of outstanding, but unexercisable, installments upon the first public announcement of a tender offer, merger, consolidation, sale of all or substantially all of our assets, or other attempted changes in the control of Balqon Corporation.  In the opinion of our board of directors, this acceleration provision merely ensures that optionees under the 2008 Plan will be able to exercise their options or obtain their incentive compensation as intended by our board of directors and stockholders prior to any extraordinary corporate transaction which might serve to limit or restrict that right.  Our board of directors is, however, presently unaware of any threat of hostile takeover involving Balqon Corporation.

Outstanding Equity Awards At Fiscal Year-End – 2008

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2008.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date
Balwinder Samra	1,388,917	$1.50	6/30/2010
	1,388,917	$2.00	6/30/2011
	1,388,917	$2.50	6/30/2012
Robert Miranda	—	—	—
K. John Shukur	—	—	—

(1)
All options represented  in this table were granted in June 2008 in consideration of services provided to Balqon California and vested immediately upon grant.  In connection with the Merger Transaction, all outstanding options to purchase shares of Balqon California’s common stock were converted into options to purchase shares of our common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our voting stock as of March 27, 2009, the date of the table, by:

•	each person known by us to beneficially own more than 5% of the outstanding shares any class of our voting stock;
•	each of our directors;
•	each of our current executive officers identified at the beginning of the “Management” section of this report;
•	our former executive officer, K. John Shukur; and
•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.  To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them.  Except as indicated by footnote, all shares of common stock underlying derivative securities, if any, that are currently exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding for the purpose of calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.  Percentage of beneficial ownership of our common stock is based on 25,518,348 shares of common stock outstanding as of the date of the table.

The address of each of the following stockholders, unless otherwise indicated below, is c/o Balqon Corporation, 1701 E. Edinger, Unit E3, Santa Ana, California  92705.  The address for K. John Shukur is 1184 Rutland Road, Suite 2, Newport Beach, California 92660.  The address for Marlin Financial Group, Inc. is 9812 Falls Road, Suite 114-198, Potomac, Maryland 20854.  Messrs. Balwinder Samra, Miranda, Velasquez and Gruenwald are executive officers of Balqon Corporation.  Messrs. Balwinder Samra, Velasquez and Amarpal Samra are directors of Balqon Corporation.  Amarpal Samra is the brother of Balwinder Samra.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Balwinder Samra	Common	21,166,661(1)	71.30%
Robert Miranda	Common	100,000	*
Henry Velasquez	Common	416,674(2)	1.63%
Robert Gruenwald	Common	250,000	*
Amarpal Singh Samra	Common	1,562,532(3)	6.05%
Marlin Financial Group, Inc.	Common	3,045,905(4)	11.59%
K. John Shukur	Common	110,000(5)	*
All directors and executive officers as a group (5 persons)	Common	23,495,867(6)	78.11%

*	Less than 1%.
(1)
Includes 4,166,751 shares of common stock underlying options.  Does not include the shares held by Marlin Financial Group, Inc. over which Mr. Samra has indirect control pursuant to a contractual relationship that can be waived.

(2)	Includes 83,334 shares of common stock underlying options.
(3)	Includes 312,507 shares of common stock underlying options.
(4)
Includes 754,180 shares of common stock underlying warrants.  Based exclusively on the Form 4s filed by Marlin Financial Group, Inc. on January 23, 2009 and October 31, 2008, and the Form 3 filed by Marlin Financial Group, Inc. on October 28, 2008.  Includes 754,180 shares of common stock underlying warrants. Mark Levin has the power to vote and dispose of the shares beneficially held by Marlin Financial Group, Inc. as its president.  Mark Levin has the power to vote and dispose of the shares beneficially held by Marlin Financial Group, Inc. as its president.  Pursuant to a contractual agreement between Marlin Financial Group, Inc. and Balqon California, which agreement may be waived, until June 4, 2011, Marlin Financial Group, Inc. can only dispose of that number of securities such that the securities sold by Marlin Financial Group, Inc. through the date of such disposition as a percentage of the securities held by Marlin Financial Group, Inc. on June 4, 2008 is less than the percentage of the securities held by Balwinder Samra on June 4, 2008 which Mr. Samra has disposed of as of the date of the proposed disposition by Marlin Financial Group, Inc.

(5)	Includes 30,000 shares of common stock underlying warrants.
(6)	Includes 4,562,592 shares of common stock underlying options.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,562,592 (1)	$ 2.00	2,937,408(2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,562,592		2,937,408

(1)
Represents shares of common stock underlying options that are outstanding under our 2008 Plan.  The material features of our 2008 Plan are described above under Item 1-Executive Compensation —2008 Stock Incentive Plan” and in Note 8 to our consolidated financial statements for the year ended December 31, 2008.

(2)	Represents shares of common stock available for issuance under options that may be issued under our 2008 Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

On an annual basis, each of our directors and executive officers is obligated to complete a director and officer questionnaire that requires disclosure of any transactions with Balqon Corporation in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Following completion of these questionnaires, the board of directors, with the assistance of the Nominating and Corporate Governance Committee, makes an annual determination as to the independence of each director using the current standards for “independence” established by the SEC and NASDAQ Market Place Rules, additional criteria set forth in our corporate governance guidelines and consideration of any other material relationship a director may have with Balqon Corporation.

In October 2008, our board of directors determined that none of the directors are independent under these standards.  In addition, K. John Shukur, who served on our board of directors during the fiscal year ended December 31, 2008, was not independent under these standards.  Our board of directors intends to appoint at least two persons who qualify as “independent” under the current NASDAQ Marketplace Rules to our board of directors in the near future.

Policy Regarding Related Party Transactions

We recognize that related party transactions present a heightened risk of conflicts of interest and in connection with this offering, have adopted a policy to which all related party transactions shall be subject.  Pursuant to the policy, the Audit Committee of our board of directors will review the relevant facts and circumstances of all related party transactions, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction.  Pursuant to the policy, no director may participate in any approval of a related party transaction to which he or she is a related party.

The Audit Committee will then, in its sole discretion, either approve or disapprove the transaction.  If advance Audit Committee approval of a transaction is not feasible, the transaction may be preliminarily entered into by management, subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting.  If at that meeting the Audit Committee does not ratify the transaction, management shall make all reasonable efforts to cancel or annul such transaction.

Certain types of transactions, which would otherwise require individual review, have been preapproved by the Audit Committee.  These types of transactions include, for example, (i) compensation to an officer or director where such compensation is required to be disclosed in our proxy statement, (ii) transactions where the interest of the related party arises only by way of a directorship or minority stake in another organization that is a party to the transaction and (iii) transactions involving competitive bids or fixed rates.

Merger Transaction

Pursuant to the  Merger Transaction we issued to the shareholders of Balqon California an aggregate of 23,908,348 shares of our common stock upon conversion of the same number of shares of Balqon California’s common stock.  The 1:1 exchange ratio was determined by arms-length negotiations between Balqon Corporation (formerly, BMR Solutions, Inc.) and Balqon California and was not based on any particular valuation or other financial data with respect to either company or a comparison of comparable companies or transactions.  We did not issue any shares of our common stock to our then existing shareholders at the time of the closing of the Merger Transaction, except for shares issued to those shareholders who at that time were also shareholders of Balqon California.

In addition to the 23,908,348 shares common stock we issued to the shareholders of Balqon California, the holders of warrants to acquire an aggregate of 2,614,180 shares of common stock of Balqon California were deemed to hold warrants to acquire an equal number of shares of our common stock upon completion of the Merger Transaction.  In connection with the Merger Transaction, we also issued under our 2008 Stock Incentive Plan, or 2008 Plan, options to purchase an aggregate of 4,562,592 shares of our common stock to certain of our directors and employees who held options to purchase an equal number of shares of Balqon California’s common stock immediately prior to the completion of the Merger Transaction.

In connection with the consummation of the Merger Transaction, we cancelled 6,377,500 shares of our issued and outstanding common stock held by John Shukur, Mark Andre, Marla Andre, Ryan Neely, Brian Mirrotto, Eric Peterson, Peggy Hancock and James L. Mirrotto such that concurrent with the closing of the Merger Transaction we had approximately 1,400,000 shares of common stock issued and outstanding.  The shares were cancelled as a result of our agreement with Balqon California to have 1,400,000 shares of common stock outstanding at the closing of the Merger Transaction.

At the closing of the Merger Transaction five of shareholders who held shares of our common stock immediately prior to the closing of the Merger Transaction, Anderson Hinsch, Thomas Chen, Ryan Neely, Michael Muellerleile and Jeffrey M. Hoss, were issued 565,123 shares of our common stock upon conversion of the same number of shares of Balqon California’s common stock that they held immediately prior to the closing of the Merger Transaction.  At the closing of the Merger Transaction, we also issued to these five shareholders warrants to purchase an aggregate of 550,000 shares of our common stock upon conversion of warrants to purchase shares the same number of shares of Balqon California that they held immediately prior to the closing of the Merger Transaction.  Immediately prior to the closing of the Merger Transaction, these five shareholders held an aggregate of 325,000 shares of our common stock and warrants to purchase an aggregate of 144,598 shares of our common stock.  As of March 27, 2009, these five shareholders hold an aggregate of 890,291 shares of our common stock comprised of (i) the 325,000 shares of our common stock they held immediately prior to the closing of the Merger Transaction and (ii) the 565,123 shares of our common stock they were issued in connection with the Merger Transaction.  As of March 27, 2009, these five shareholders also hold warrants to purchase an aggregate of 644,598 shares of our common stock, comprised of (i) warrants to purchase an aggregate of 144,598 shares of our common stock they held immediately prior to the closing of the Merger Transaction and (ii) warrants to purchase an aggregate of 550,000 shares of our common stock that they were issued in connection with the Merger Transaction.

In connection with the Merger Transaction we issued to (i) Balwinder Samra, our President and Chief Executive Officer, 16,999,910 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Mr. Samra and options to purchase 4,166,751 shares of common stock upon conversion of options to purchase the same number of shares of common stock of Balqon California held by Mr. Samra; (ii) Robert Miranda, our Chief Financial Officer, 100,000 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Mr. Miranda; (iii) Henry Velasquez, our Vice President Engineering and a director of our company, 333,340 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Mr. Velasquez and options to purchase 83,334 shares of common stock upon conversion of options to purchase the same number of shares of common stock of Balqon California held by Mr. Velasquez; (iv) Robert Gruenwald, our Vice President Research and Development 250,000 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Mr. Gruenwald; and (v) Amarpal Singh Samra, a director of our company, 1,250,025 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Mr. Samra and options to purchase 312,507 shares of common stock upon conversion of options to purchase the same number of shares of common stock of Balqon California held by Mr. Samra.  As a result of the Merger Transaction each of Mr. Balwinder Samra and Mr. Amarpal Samra became the beneficial owners of more than 5% of our common stock.  The options issues to Messrs. Balwinder Samra, Amarpal Samra, and Henry Velasquez were issued under our 2008 Plan.  One-third of these options have an exercise price of $1.50 per share and expire on June 30, 2010, one-third of these options have an exercise price of $2.00 per share and expire on June 30, 2011, and one-third of these options have an exercise price of $2.50 per share and expire on June 30, 2012.

In connection with the Merger Transaction we also issued to Marlin Financial Group, Inc. 2,916,725 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Marlin Financial Group, Inc. and warrants to purchase 729,180 shares of our common stock upon the conversion of warrants to purchase shares the same number shares of common stock of Balqon Corporation.  One-third of the warrants have an exercise price of $1.50 per share and expires on June 30, 2010, one-third of the warrants have an exercise price of $2.00 per share and expires on June 30, 2011, and one-third of the warrants have an exercise price of $2.50 per share and expires on June 30, 2012.  As a result of the Merger Transaction, Marlin Financial Group, Inc. became the beneficial owner of more than 5% of our common stock.

Employment, Compensation and Consulting Agreements

We are or have been a party to compensation arrangements with our directors.  See “—Compensation of Directors.”  On October 24, 2008, we entered into an executive employment agreement with each of Balwinder Samra and Henry Velasquez.  See “—Compensation of Executive Officers —Employment Agreements” for a description of Mr. Samra’s executive employment agreement.  On March 27, 2009, we entered into an executive employment agreement with Robert Gruenwald to be effective on October 24, 2008.

Employment Agreement, dated October 24, 2008, between the Company and Henry Velasquez

On October 24, 2008, we entered into an executive employment agreement with Mr. Henry Velasquez.  Under the terms of the executive employment agreement, Mr. Velasquez has agreed to serve as our Vice President Engineering on an at-will basis.  The employment agreement has an effective date of October 24, 2008.

The agreement provides for an initial base salary of $150,000 per year with an increase to $175,000 per year after the second and third anniversary of the effective date of the employment agreement, respectively, and paid vacation of at least four weeks per year.  Mr. Velasquez is eligible to receive salary increases and annual cash incentive bonuses at the discretion of our Compensation Committee.  Mr. Velasquez is also eligible to participate in benefit and incentive programs we may offer. We have agreed to maintain in effect a directors’ and officers’ liability insurance policy with a minimum limit of liability of $3 million and that we would enter into an indemnification agreement with Mr. Velasquez upon terms mutually acceptable to us and Mr. Velasquez.

The agreement contains non-competition provisions that prohibit Mr. Velasquez from engaging or participating in a competitive business or soliciting our customer or employees during his employment with us and for two years afterward. The agreement also contains provisions that restrict disclosure by Mr. Velasquez of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment and for two years afterward.

We may terminate the agreement at any time, with or without due cause. “Due cause” includes any intentional misapplication of our funds or other material assets, or any other act of dishonesty injurious to us, or conviction of a felony or a crime involving moral turpitude. “Due cause” also includes abuse of controlled substances or alcohol and breach, nonperformance or nonobservance of any of the terms of the agreement, provided that Mr. Velasquez fails to satisfactorily remedy the performance problem following 30 days’ written notice.

Mr. Velasquez may terminate the agreement at any time, with or without good reason. However, termination for good reason must occur within 90 days of the occurrence of an event constituting good reason, and Mr. Velasquez must furnish us with written notice of the event within 30 days after the initial existence of the event and provide us with at least a 30-day cure period. “Good reason” includes: a material diminution in his authority, duties, responsibilities, titles or offices; a purported reduction in Mr. Velasquez’s base salary amounting to a material diminution in his salary to an amount less than the greater of $150,000 or 10% below the base salary in effect at the time of the reduction; our failure to timely cure or diligently initiate a cure of any material breach within 30 days after Mr. Velasquez gives us written notice of the breach.

If we terminate Mr. Velasquez’s employment for due cause or due to Mr. Velasquez’s breach of his employment agreement by refusing to continue his employment, or if Mr. Velasquez a terminates his employment without good reason, then all compensation and benefits for Mr. Velasquez will cease, other than amounts under retirement and benefit plans and programs that were earned and vested by the date of termination, pro rata annual salary through the date of termination, any stock options that were vested as of the date of termination, and accrued vacation as required by California law.

If Mr. Velasquez becomes incapacitated, we may terminate his employment under the agreement upon 30 days’ prior written notice.  Upon Mr. Velasquez’s death, the agreement terminates immediately. If Mr. Velasquez’s employment terminates due to his incapacity or death, Mr. Velasquez or his estate or legal representative will be entitled to receive benefits under our retirement and benefits plans and programs that were earned and vested at the date of termination, a prorated incentive bonus for the fiscal year in which incapacity or death occurred (to the extent he would otherwise be eligible), and a lump sum cash payment in an amount equal to one year of his then current annual salary.

If Mr. Velasquez’s employment terminates for good reason or other than as a result of due cause, incapacity, death or retirement, Mr. Velasquez will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a prorated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, if Mr. Velasquez enters into a separation and release agreement with us, then he will be entitled to receive (i) a severance payment equal to two times his then current annual salary, (ii) all medical insurance benefits to which he was entitled immediately prior to the date of termination for a period of eighteen months or the date that Mr. Velasquez’s continued participation in our medical insurance plan was not possible under the plan, whichever was earlier, and (iii) a lump-sum cash payment equal to eighteen times the estimated monthly COBRA premiums at the time of termination (taking into account all known or anticipated premium increases) to be used by Mr. Velasquez to maintain his medical insurance coverage for an additional eighteen months.  If our medical insurance plan does not allow Mr. Velasquez’s continued participation, then we will be required to pay to Mr. Velasquez, in monthly installments, the monthly premium or premiums for COBRA coverage, covering the eighteen month period described in clause (ii) in the preceding sentence.

Employment Agreement, dated effective October 24, 2008, between the Company and Robert Gruenwald

On March 27, 2009, we entered into an executive employment agreement with Mr. Robert Gruenwald.  Under the terms of the executive employment agreement, Mr. Gruenwald has agreed to serve as our Vice President Research and Development on an at-will basis.  The employment agreement has an effective date of October 24, 2008.

The agreement provides for an initial base salary of $150,000 per year with an increase to $175,000 and $200,000 per year after the second and third anniversary of the effective date of the employment agreement, respectively, and paid vacation of at least four weeks per year.  Mr. Gruenwald is eligible to receive salary increases and annual cash incentive bonuses at the discretion of our Compensation Committee.  Mr. Gruenwald is also eligible to participate in benefit and incentive programs we may offer. We have agreed to maintain in effect a directors’ and officers’ liability insurance policy with a minimum limit of liability of $3 million and that we would enter into an indemnification agreement with Mr. Gruenwald upon terms mutually acceptable to us and Mr. Gruenwald.

The agreement contains non-competition provisions that prohibit Mr. Gruenwald from engaging or participating in a competitive business or soliciting our customer or employees during his employment with us and for two years afterward. The agreement also contains provisions that restrict disclosure by Mr. Gruenwald of our confidential information and assign ownership to us of inventions related to our business that are created by him during his employment and for two years afterward.

We may terminate the agreement at any time, with or without due cause. “Due cause” includes any intentional misapplication of our funds or other material assets, or any other act of dishonesty injurious to us, or conviction of a felony or a crime involving moral turpitude. “Due cause” also includes abuse of controlled substances or alcohol and breach, nonperformance or nonobservance of any of the terms of the agreement, provided that Mr. Gruenwald fails to satisfactorily remedy the performance problem following 30 days’ written notice.

Mr. Gruenwald may terminate the agreement at any time, with or without good reason. However, termination for good reason must occur within 90 days of the occurrence of an event constituting good reason, and Mr. Gruenwald must furnish us with written notice of the event within 30 days after the initial existence of the event and provide us with at least a 30-day cure period. “Good reason” includes: a material diminution in his authority, duties, responsibilities, titles or offices; a purported reduction in Mr. Gruenwald’s base salary amounting to a material diminution in his salary to an amount less than the greater of $150,000 or 10% below the base salary in effect at the time of the reduction; our failure to timely cure or diligently initiate a cure of any material breach within 30 days after Mr. Gruenwald gives us written notice of the breach.

If we terminate Mr. Gruenwald’s employment for due cause or due to Mr. Gruenwald’s breach of his employment agreement by refusing to continue his employment, or if Mr. Gruenwald a terminates his employment without good reason, then all compensation and benefits for Mr. Gruenwald will cease, other than amounts under retirement and benefit plans and programs that were earned and vested by the date of termination, pro rata annual salary through the date of termination, any stock options that were vested as of the date of termination, and accrued vacation as required by California law.

If Mr. Gruenwald becomes incapacitated, we may terminate his employment under the agreement upon 30 days’ prior written notice.  Upon Mr. Gruenwald’s death, the agreement terminates immediately. If Mr. Gruenwald’s employment terminates due to his incapacity or death, Mr. Gruenwald or his estate or legal representative will be entitled to receive benefits under our retirement and benefits plans and programs that were earned and vested at the date of termination, a prorated incentive bonus for the fiscal year in which incapacity or death occurred (to the extent he would otherwise be eligible), and a lump sum cash payment in an amount equal to one year of his then current annual salary.

If Mr. Gruenwald’s employment terminates for good reason or other than as a result of due cause, incapacity, death or retirement, Mr. Gruenwald will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a prorated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, if Mr. Gruenwald enters into a separation and release agreement with us, then he will be entitled to receive (i) a severance payment equal to two times his then current annual salary, (ii) all medical insurance benefits to which he was entitled immediately prior to the date of termination for a period of eighteen months or the date that Mr. Gruenwald’s continued participation in our medical insurance plan was not possible under the plan, whichever was earlier, and (iii) a lump-sum cash payment equal to eighteen times the estimated monthly COBRA premiums at the time of termination (taking into account all known or anticipated premium increases) to be used by Mr. Gruenwald to maintain his medical insurance coverage for an additional eighteen months.  If our medical insurance plan does not allow Mr. Gruenwald’s continued participation, then we will be required to pay to Mr. Gruenwald, in monthly installments, the monthly premium or premiums for COBRA coverage, covering the eighteen month period described in clause (ii) in the preceding sentence.

Indemnification Agreements

On October 24, 2008, we entered into an indemnification agreement with each of our directors and executive officers other than Mr. Gruenwald.  We entered into an indemnification agreement with Mr. Gruenwald on March 27, 2009.  The indemnification agreements and our articles of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

Balqon Corporation’s Transactions Prior to the Consummation of the Merger Transaction

From August 2006 to November 9, 2006, Mark Andre, our former director and executive officer, provided approximately 1,000 square feet of office space to us in exchange for $1,400 per month on a month to month basis.  Effective November 10, 2006, this amount was increased to $1,500 per month. We paid $1,400 per month directly to Mr. Andre’s landlord on this arrangement, with $560 per month treated as rent expense and the remaining $840 per month charged to compensation. The rent expense of $560 per month is the estimated fair value of the facilities provided. Effective November 10, 2006, the rent and compensation on this arrangement was increased to $600 and $900 per month, respectively.

Mark Andre, our former director and executive officer, is the brother in law of John Danna, an owner of one of our major customers prior to the Merger Transaction.

Balqon California’s Transactions Prior to the Consummation of the Merger Transaction

During the fiscal years ended December 31, 2006 and 2007, Balwinder Samra loaned $943 and $56,477, respectively, to Balqon California to fund its operations.  Between January 1, 2008 and September 30, 2008, Mr. Samra loaned an additional $1,957 to Balqon California to help fund its operations.  These loans were recorded as “Advances from Shareholder” on Balqon California’s financial statements.  As of September 30, 2008, Mr. Samra was owed a total of $47,877 as a result of these loans.

Between January 1, 2008 and September 30, 2008, Miranda & Associates, a professional accountancy corporation wholly-owned by Robert Miranda, our chief financial officer, was paid a total of $38,000 in consulting fees in consideration of accounting and advisory services. As of September 30, 2008, Miranda & Associates was owed $19,875for accounting and advisory services rendered.

In June 2008, Balqon California issued 332,910 shares of common stock and options to purchase 4,166,751 shares of common stock to Balwinder Samra in consideration of services rendered.

In June 2008, Balqon California issued 333,340 shares of common stock and options to purchase 83,344 shares of common stock to Henry Velasquez in consideration of engineering and design consulting services rendered.

In June 2008, Balqon California issued 1,250,025 shares of common stock and options to purchase 312,507 shares of common stock to Amarpal Samra in consideration of business strategy consulting services rendered.

In June 2008, Balqon California issued 100,000 shares of common stock to Robert Miranda, its current Chief Financial Officer, in consideration of business strategy consulting services rendered.

In June 2008, Balqon California issued 250,000 shares of common stock to Robert Gruenwald in consideration of services provided.

In June 2008, Balqon California issued 2,916,725 shares of common stock and warrants to purchase 729,180 shares of common stock to Marlin Financial in consideration of business strategy and financial advisory services rendered and to be rendered.

On September 9, 2008, Balqon California entered into a Asset and Purchase Agreement with EMS, and its sole member, Robert Gruenwald, to acquire certain of the assets of EMS, including all intellectual property assets for an aggregate purchase price of $350,000 of which $250,000 was paid in cash at closing and $100,000 was paid in the form of a promissory note issued to EMS.  The promissory note issued to EMS bares an interest rate of 5% per annum payable at maturity.  All amounts due and payable under the promissory note became due and payable on March 9, 2009.  As of March 27, 2009, $100,000 in principal remains outstanding under the promissory note issued to EMS.  During the fiscal year ended December 31, 2008, we did not make any payments of principal or interest due under the promissory note to EMS.

On June 24, 2008, we issued a promissory note in the amount of $25,875 to Marlin Financial Group, Inc.  The promissory note issued to Marlin Financial Group, Inc. bares an interest rate of 6% per annum payable at maturity and became due and payable on December 6, 2008.  As of March 27, 2009, $875 in principal remains outstanding under the promissory note issued to Marlin Financial Group, Inc.  During the fiscal year ended December 31, 2008, we paid $25,000 in principal and did not make any interest payments due under the promissory note to Marlin Financial Group, Inc.

December 2008 Private Placement

In connection with the private placement transaction consummated on December 22, 2008, we issued to Marlin Financial Group, Inc. 25,000 shares of our common stock and warrants to purchase 25,000 shares of our common stock at an exercise price of $1.50.

Fees Paid to Miranda & Associates

Between September 30, 2008 and December 31, 2008, Miranda & Associates, a professional accountancy corporation wholly-owned by Robert Miranda, our chief financial officer, was paid a total of $196,980 in consulting fees in consideration of accounting and advisory services. As of December  31, 2008, Miranda & Associates was owed $12,500 for accounting and advisory services rendered.

Item 14.	Principal Accounting Fees and Services.

Weinberg & Company, P.A.

The following table presents the aggregate fees billed to us for professional audit services rendered by Weinberg & Company, P.A., or Weinberg, for the year ended December 31, 2008. We appointed Weinberg as our independent registered public accounting firm on October 24, 2008.

2008
Audit Fees	$28,873
Audit-Related Fees	18,242
Tax Fees	—
All Other Fees	—
Total	$47,115

Audit Fees.  Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Report on Forms 10-Q and our Registration Statement on Form S-1, including amendments thereto.

Audit-Related Fees.  Audit-Related Fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.”

Tax Fees.  Tax Fees consist of fees for professional services for tax compliance activities, including the preparation of federal and state tax returns and related compliance matters.

All Other Fees.  Consists of amounts billed for services other than those noted above.

Our Audit Committee has determined that all non-audit services provided by Weinberg are and were compatible with maintaining Weinberg’s audit independence.

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services.  The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year.  Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year.  Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services.  These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.  During 2008, all services performed by Weinberg were pre-approved by our Audit Committee in accordance with these policies and applicable SEC regulations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)  Financial Statements.

Reference is made to the financial statements listed on and attached following the Index to Financial Statements contained at page F-1 of this report.

(a)(2) and (c) Financial Statement Schedules.

Not applicable.

(a)(3) and (b) Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 15, 2008, among the Registrant, Balqon California and a newly-created, wholly-owned subsidiary of the Registrant, Balqon Acquisition Corp. (1)
2.2
Amendment No. 1 to Agreement and Plan of Merger, dated October 15, 2008, among the Registrant, Balqon California and a newly-created, wholly-owned subsidiary of the Registrant, Balqon Acquisition Corp. (2)

3.1	Articles of Incorporation of the Registrant (3)
3.2	Bylaws of the Registrant (3)
4.1	Article Thirteenth of the Articles of Incorporation of the Registrant (contained in Exhibit 3.1 to this Registration Statement) (3)
4.2	Sections 2 and 6 of the Bylaws of the Registrant (contained in Exhibit 3.2 to this Registration Statement) (3)
4.3	Form of Warrants issued by Balqon California to certain security holders to purchase an aggregate of 500,000 shares of commons stock (4)(##)
4.4	Form of Warrants issued by Balqon California to certain security holders to purchase an aggregate of 810,000 shares of common stock (4)(##)
4.5	Form of Warrants issued by Balqon California to certain security holders to purchase an aggregate of 575,000 shares of common stock (4)(##)
4.6
Form of Warrant to purchase common stock issued by Balqon California to Marlin Financial Group, Inc. (one-third of these warrants are exercisable at an exercise price of $1.50 per share until June 30, 2010, one-third of these warrants are exercisable at an exercise price of $2.00 per share until June 30, 2011, and one-third of these warrants are exercisable at an exercise price of $2.50 per share until June 30, 2012) (4)

4.7
Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 184,598 shares of common stock (one-third of these warrants are exercisable at an exercise price of $1.50 per share until October 24, 2009, one-third of these warrants are exercisable at an exercise price of $2.00 per share until October 24, 2010, and one-third of these warrants are exercisable at an exercise price of $2.50 per share until October 24, 2011) (4)(##)

4.8	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 210,000 shares of common stock (5)
4.9	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 50,000 shares of common stock (*)
10.1	Balqon Corporation 2008 Stock Incentive Plan (4)(#)
10.2	Form of Stock Option Agreement under 2008 Stock Incentive Plan (4)(#)
10.3	Form of Indemnification Agreement for officers and directors (4)(#)
10.4	Employment Agreement, dated October 24, 2008, by and between Balwinder Samra and the Registrant (4)(#)
10.5	Employment Agreement, dated October 24, 2008, by and between Henry Velasquez and the Registrant (4)(#)
10.6	Amendment and Restated Registration Rights Agreement, dated September 15, 2008, by and between Balqon California and certain security holders (*)(##)
10.7	Registration Rights Agreement, dated September 15, 2008, by and between Balqon California and certain security holders (*)(##)
10.8	Registration Rights Agreement, dated October 24, 2008, by and between Balqon California and certain security holders (4)(##)
10.9
Registration Rights Agreement dated October 24, 2008, by and between the Registrant and certain security holders (which agreement relates to the registration rights of the stockholders holding 1,400,000 shares of our common stock immediately prior to the Merger Transaction) (4)(##)

10.10	Purchase Agreement, dated June 26, 2008, between the City of Los Angeles and Balqon California (4)(##)
10.11	Purchase and Service Agreement, dated May 15, 2008, between the South Coast Air Quality Management District and Balqon California (*)(##)
10.12
Lease Agreement for 1420 240th Street, Harbor City, California 90710, between Allan D. and Gloria G. Singer, Trustees for the U.D.T. Trust dated June 6, 1984 and Balqon California dated June 17, 2008 (4)(##)

10.13	Lease agreement, dated May 21, 2007, by and between 1701 E. Edinger, LLC, and Balqon California (4)(##)
10.14	First Modification to Lease, dated June 18, 2008, by and between 1701 E. Edinger, LLC, and Balqon California (4)(##)

Exhibit Number	Description
10.15	Registration Rights Agreement, dated December 22, 2008, by and between the Registrant and certain security holders (5)
10.16	Business Financing Agreement, dated February 18, 2009, between Bridge Bank, National Association and the Company (6)
10.17	Business Financing Modification Agreement, dated February 26, 2009, between Bridge Bank, National Association and the Company (7)
10.18	Asset Purchase Agreement, dated September 9, 2008, by and between Electric Motor Sports, LLC and Balqon California (*)
10.19	Promissory Note, dated September 9, 2009, in the amount of $100,000, issued to Electric Motor Sports, LLC (*)
10.20	Employment Agreement, dated October 24, 2008, by and between Robert Gruenwald and the Registrant (*)(#)
10.21	Agreement, dated May 2007, by and between the South Coast Air Quality Management District and Balqon California (*)
10.22	Stock and Warrant Purchase Agreement, dated August 28, 2008, by and between Marlin Financial Group, Inc. and Balqon California (*)
10.23	Amendment to Stock and Warrant Purchase Agreement, dated March 30, 2009, by and between Marlin Financial Group, Inc. and Balqon California (*)
10.24
Form of 10% Unsecured Subordinated Convertible Promissory Notes issued in March 2009, in the aggregate principal amount of $50,000, which are convertible into an aggregate of 50,000 shares of our common stock (*)

14.1	Code of Ethics (4)
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (4)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
99.1	Consent of John Kinross-Kennedy (*)
99.2	Consent of John Kinross-Kennedy (*)

(#)         Management contract or compensatory plan, contract or arrangement.
(##)	The rights and obligations of Balqon California under this agreement were assumed by the registrant in connection with the Merger Transaction.
(*)         Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K with the Securities and Exchange Commission filed on September 19, 2008.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K with the Securities and Exchange Commission filed on October 21, 2008.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 19, 2006.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission filed on March 3, 2009.
(7)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission filed on March 3, 2009.

BALQON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder of
Balqon Corporation
Santa Ana, California

We have audited the accompanying consolidated balance sheets of Balqon Corporation and Subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholder’s equity (deficiency), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has experienced recurring losses since inception and has an accumulated deficit. This condition raises substantial doubt regarding the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A. Los Angeles, California March 23, 2009

BALQON CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$355,615	$34
Accounts receivable	—	35,000
Inventories	1,159,601	—
Prepaid expenses	43,020	—
Total current assets	1,558,236	35,034
Property and equipment, net	89,393	21,047
Other assets:
Deposits	33,641	19,241
Intangible production costs, net	171,385	—
Goodwill	166,500	—
Total assets	$2,019,155	$75,322
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$1,225,806	$29,212
Notes payable to related parties	100,875	—
Advances from shareholder	34,877	57,420
Billings in excess of costs and estimated earnings
on uncompleted contracts	2,604	71,264
Total current liabilities	1,364,162	157,896
SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 100,000,000 shares authorized,
25,518,348 and 16,667,000 shares issued and outstanding	25,518	5,000
Additional paid in capital	2,122,869	—
Accumulated deficit	(1,493,395)	(87,574)
Total shareholders’ equity (deficiency)	654,993	(82,574)
Total liabilities and shareholders’ equity (deficiency)	$2,019,155	$75,322

The accompanying notes are an integral part of these consolidated financial statements.

BALQON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
REVENUES
Contract revenue earned	$128,660	$382,736
Sale of parts	75,000	—
Total revenues	203,660	382,736
COSTS OF REVENUES
Contract costs	69,078	280,263
Costs of parts	68,975	—
Total cost of revenues	138,053	280,263
Gross profit	65,607	102,473
OPERATING EXPENSES
General and administrative	956,328	182,035
Research & development	44,023	—
Reverse merger expenses	414,384	—
Depreciation and amortization	29,836	3,182
Total operating expenses	1,444,571	185,217
Loss from operations	(1,378,964)	(82,744)
Interest expense	(26,857)	—
NET LOSS	$(1,405,821)	$(82,744)
Net loss per share – basic and diluted	$(0.07)	$(0.00)
Weighted average shares outstanding, basic and diluted	20,206,507	16,667,000

The accompanying notes are an integral part of these consolidated financial statements.

BALQON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

	Common Stock, $0.001 par value		Additional Paid in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance, January 1, 2007	16,667,000	$5,000	$—	$(4,830)	$170
Net loss	—	—	—	(82,744)	(82,744)
Balance, December 31, 2007	16,667,000	5,000	—	(87,574)	(82,574)
Fair value of 5,333,000 shares granted for services	5,333,000	5,333	72,263	—	77,596
Fair value of 184,598 warrants granted for services	—	—	23,906	—	23,906
Effect of reverse merger transaction	1,400,000	13,067	(13,067)	—	—
Shares issued for cash	785,000	785	707,753	—	708,538
Shares issued upon conversion of convertible notes	1,333,348	1,333	1,332,015	—	1,333,348
Net loss	—	—	—	(1,405,821)	(1,405,821)
Balance, December 31, 2008	25,518,348	$25,518	$2,122,869	$(1,493,395)	$654,993

The accompanying notes are an integral part of these consolidated financial statements.

BALQON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
Cash flow from operating activities:
Net loss	$(1,405,821)	$(82,744)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	29,836	3,182
Fair value of common stock granted for services	77,596	—
Fair value of warrants granted for services	23,906	—
Changes in operating assets and liabilities
Accounts receivable	35,000	(35,000)
Inventories	(1,159,601)	—
Prepaid expenses	(43,020)	—
Deposits	(14,400)	(19,241)
Accounts payable and accrued expense	1,196,595	28,412
Billings in excess of costs and estimated earnings on
uncompleted contracts	(68,660)	71,264
Net cash used in operating activities	(1,328,569)	(34,127)
Cash flows from investing activities:
Acquisition of furniture, equipment and software	(82,603)	(22,316)
Acquisition of EMS	(253,465)	—
Net cash used in investing activities	(336,068)	(22,316)
Cash flows from financing activities:
Proceeds from notes payable, related parties	25,875	—
Payment of notes payable, related parties	(25,000)
Proceeds from issuance of convertible notes, net	1,333,348	—
Proceeds from sale of common stock	708,538
Advances from shareholder	(22,543)	56,477
Net cash provided by financing activities	2,020,218	56,477
Increase in cash and cash equivalents	355,581	34
Cash and cash equivalents, beginning of year	34	—
Cash and cash equivalents, end of year	$355,615	$34
Supplemental cash flow information
Interest Paid	$26,857	$—
Income taxes Paid	$—	$—
Supplemental non cash financing and investing activities
Note payable issued in connection with acquisition of EMS	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Balqon Corporation (the “Company”) was incorporated on April 21, 2005 as a California corporation and commenced business operations in 2006. The Company is involved in research, development and commercialization of technologies for heavy-duty electric vehicles used in off-highway applications.

On July 11, 2008, the Company signed a term sheet in which the Company agreed to merge with BMR Solutions, Inc., a Nevada corporation (“BMR”).  On October 24, 2008, the Company completed the merger with BMR.  Pursuant to the merger agreement, the issued and outstanding common shares of the Company were exchanged on a one-for-one basis for common shares of BMR.  After the merger was completed, Balqon’s shareholders own approximately 94% of the outstanding shares of common stock of BMR and the original shareholders of BMR own approximately 6% of the outstanding shares of common stock of BMR, not including warrants.  The transaction was accounted for as a reverse merger (recapitalization) with Balqon deemed to be the accounting acquirer and BMR deemed to be the legal acquirer.  The financial statements presented herein are those of the accounting acquirer given the effect of the issuance of 1,400,000 shares of common stock upon completion of the transaction and reflecting the net liabilities assumed of BMR of $40,365 as a cost of the reverse merger.  The Company incurred additional costs of $374,019 in connection with the reverse merger that are reflected as costs in the accompanying December 31, 2008 statement of operations.

Going Concern

For the year ended December 31, 2008, the Company had a net loss of $1,405,821 and utilized cash of $1,328,569 in operations, and had an accumulated deficit of $1,493,395 at December 31, 2008.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from this uncertainty.  The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months, as they relate to the production of its products will continue to be significant.  If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Balqon Corporation and its wholly-owned subsidiary. Inter-company accounts and transactions have been eliminated.

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Revenues

Contract Revenue and Cost Recognition on Prototype Vehicle

In accounting for the development contract with the South Coast Air Quality Management District (“AQMD”) of our prototype vehicle, the Company follows the provisions of the AICPA’s Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  The Company recognizes revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion.  This method is used because management considers costs to be the best available measure of progress on its contracts.  Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion.  We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

Contract costs include all direct material and labor costs.  The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues earned.

Sales of Production Units Revenue

The Company recognizes revenue from sales of production units when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectibility is reasonably assured, all of which generally occurs upon shipment of the Company’s product or delivery of the product to the destination specified by the customer.

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

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

the credit quality and payment history of the customer.  At December 31, 2008 and December 31, 2007, there was no allowance for doubtful accounts.

Inventories

Inventories consist of raw materials to be used for assembly and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis

Property and Equipment

Property and equipment are stated at cost. The cost of property and equipment is depreciated on the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Machinery	3 years

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Long-lived Assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  In accordance with SFAS No. 144, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not impairment to such value has occurred.  Based on management’s assessments, no impairments were recorded during the years ended December 31, 2008 and 2007.

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

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. The computation of basic loss per share includes the 1,400,000 shares issued in connection with the reverse merger since October 24, 2008, the date of the merger (see Note 1).  Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants. As of December 31, 2008 common stock equivalents composed of options exercisable into 4,562,592 shares of the Company’s common stock and warrants exercisable into 3,008,778 shares of the Company’s common stock. For the years ended December 31, 2008 and 2007, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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

The Company accounts for stock option and warrant grants issued and vesting to employees using SFAS No. 123® “Share-Based Payment” effective January 1, 2006, for all share-based payments granted based on the requirements of SFAS No. 123R for all awards granted to employees.

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

Financial Assets and Liabilities Measured at Fair Value

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

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the years ended December 31, 2008 and 2007, contract revenue earned was from one development contract with the AQMD.   For the year ended December 31, 2008, sale of parts were to one customer.

For the year ended December 31, 2007, 35%, 31% and 13%, respectively, of contract costs incurred were to three vendors.  At December 31, 2007, accounts payable to one of these vendors represented 95% of total accounts payable.

For the year ended December 31, 2008, 39%, 14% and 10%, respectively, of costs of revenue were to three vendors.  At December 31, 2008, accounts payable to the largest vendor represented 30% of total accounts payable balances. Accounts payable to other two largest vendors represented 52% and 13%, respectively, of total accounts payable at December 31, 2008.

Research and Development Costs

The Company accounts for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” In accordance with SFAS No. 2 research and development costs are expensed as incurred.

Registration Payment Arrangements

The Company accounts for registration payment arrangements under FSP EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF Issue No. 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”  The Company has not made any provision for registration payment arrangements at December 31, 2008 or 2007 as it believes none will be payable.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 22, 2008. Earlier adoption is prohibited.

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 22, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

In May 2007, the Company entered into a $527,000 contract with the AQMD to develop a prototype zero-emissions short-range heavy-duty all-electric truck used for hauling fully loaded 40-foot cargo containers around the Port of Los Angeles.  At December 31, 2008, the contract was estimated to be approximately 98% complete.

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 2 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (continued)

The asset, “costs in excess of billings and estimated earnings on uncompleted contracts” and the liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents costs incurred or billings in excess of revenue recognized at December 31, 2008 and 2007 as follows:

	December 31, 2008	December 31, 2007
Costs incurred on uncompleted contracts	$349,341	$280,263
Estimated earnings	162,055	102,473
	511,396	382,736
Less, billings to date	514,000	454,000
	$(2,604)	$(71,264)
Included in accompanying consolidated balance sheets under the following captions:
Billings in excess of costs and estimated earnings on uncompleted contracts	$2,604	$71,264

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:
	December 31, 2008	December 31, 2007
Computer equipment and software	$52,390	$9,052
Office furniture	26,725	9,172
Machinery	6,395	6,395
Leasehold improvements	21,711	—
Total property and equipment, cost	107,221	24,619
Less: accumulated depreciation	(17,828)	(3,572)
Property and equipment, net	$89,393	$21,047

Depreciation expense for the years ended December 31, 2008 and 2007 was $14,256 and $3,182, respectively.

NOTE 4 – BUSINESS ACQUISITION

On September 9, 2008, the Company acquired certain assets of Electric Motor Sports, LLC (“EMS”), an Ohio limited liability company that was owned by Mr. Robert Gruenwald.  The assets acquired included goodwill and intellectual properties used in the development and manufacture of flux vector inverters.

Prior to the acquisition of  the EMS assets, EMS was a supplier of flux vector inverters that were used to develop the Company’s first electric vehicle prototype, the Nautilus E30. EMS had been in the business of developing, manufacturing and selling flux vector inverters since 1997. The Company also was contracting with EMS to provide engineering design services that were delivered by EMS’ sole member, Robert Gruenwald.

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 4 – BUSINESS ACQUISITION (continued)

The results of operations of EMS are included in the consolidated financial statements of Balqon Corporation for the period of September 9, 2008 through December 31, 2008. During this period the Company did not engage in the business of selling flux vector inverters. The expenses of EMS during the period since the acquisition are primarily the salary and related benefits of the Company’s Vice President Research and Development, Mr. Robert Gruenwald.

The purchase price of the assets was $350,000, of which $250,000 was paid in cash and the Company issued an unsecured promissory note for the balance of $100,000 is due in two installments of $50,000 each on April 10, 2009 and May 10, 2009 (see Note 5).  The $350,000 purchase price, together with legal costs of $3,465 incurred in connection with this asset purchase, resulted in a total purchase price of the EMS assets of $353,465. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price of the assets.  Based on management’s assessment, including the utilization of the results of the independent valuation report, the Company allocated the purchase price to the following assets as of the acquisition date as follows:

Intellectual property assets	$186,965
Goodwill	166,500
Total	$353,465

The amounts of intangible assets and accumulated amortization for the year ended December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2008	December 31, 2007
Amortized intangible assets:
Intellectual property assets	$186,965	$—
Accumulated amortization	(15,580)	—
Totals	$171,385	$—

The intangible production assets are being amortized over a three year period under the straight-line method.  Amortization expense for the period September 9 through December 31, 2008 was $15,580. Amortization expense over the remaining amortization period is estimated to be as follows:

Year Ending December 31,
2009	$62,322
2010	62,322
2011	46,741

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 4 – BUSINESS ACQUISITION (continued)

Pro-forma statements of operations for the current and prior periods, as though the business acquisition had been completed as of the beginning of the earliest period presented are as follows:

	2008 (Unaudited)	2007 (Unaudited)
Revenues	$332,596	$494,585
Cost of revenues	240,135	337,954
Gross profit	92,461	156,631
Operating expenses	1,451,419	233,710
Other income (expense)	(26,857)	—
Net income (loss)	$(1,385,815)	$(77,079)
Net loss per share – basic and diluted	$(0.07)	$(0.00)

NOTE 5 – NOTES PAYABLE TO RELATED PARTIES

Notes payable consists of the following at:

	December 31, 2008	December 31, 2007
Note payable to a shareholder, unsecured, interest at 6% per annum payable at maturity, due December 6, 2008	$875	$—

Note payable to a shareholder, issued in connection with the acquisition of EMS (see Note 4), unsecured, interest at the prime rate (5% at December 31, 2008) per annum, payable at maturity, due in two principal installments; $50,000 on April 10, 2009 and $51,000 on May 10, 2009, plus accrued interest	100,000	—

Total notes payable	$100,875	$—

NOTE 6 – INCOME TAXES

At December 31, 2008, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $1,500,000 for Federal and for state purposes. The Federal carryforward expires in 2027 and the state carryforward expires in 2017. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will be able to realize the tax benefit of the carryforwards.

Accordingly, the Company has not recognized a deferred tax asset for this benefit. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 6 – INCOME TAXES (continued)

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Significant components of the Company’s deferred income tax assets are as follows:

	December31, 2008	December31, 2007
Deferred income tax asset:
Net operating loss carryforward	$1,478,692	$83,230
Valuation allowance	(1,478,692)	(83,230)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended December 31,
	2008	2007
Tax expense at the U.S. statutory income tax	(34.00)%	(34.00)%
Increase in the valuation allowance	34.00%	34.00%
Effective tax rate	—%	—%

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2008, the Company does not have a liability for unrecognized tax benefits.

NOTE 7 – SHAREHOLDERS’ EQUITY

The Company was capitalized on April 21, 2005 when it issued 16,667,000 shares of no par common stock for $5,000 to its founding shareholder.

On June 4, 2008, the Board of Directors of the Company approved a 16,667:1 stock split of the Company’s no par common stock. All share amounts in the accompanying consolidated financial statements are presented as if the stock split occurred at the beginning of the period presented.

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

Shares Issued For Services

On June 4, 2008, the Company issued 4,500,090 shares of common stock to consultants for services rendered. The shares were valued at $65,476. Included in the 4,500,090 shares of common stock granted to consultants on June 4, 2008, are 1,250,025 shares of common stock, valued at $18,189, that were granted to the brother of the founding shareholder. On August 28, 2008, the Company issued 500,000 shares of common stock valued at $7,275 to three consultants for services rendered. Also on August 28, 2008, the Company issued 332,910 shares of common stock valued at $4,844 to its Chief Executive Officer and founding shareholder.

The Company was private on the date the shares discussed above were granted and there was no readily available market quotations for the Company’s shares of common stock.  As such, the shares granted prior to the reverse merger transaction were valued by management with the assistance of an independent valuation firm. The valuation determined by management based upon the valuation information resulted in a value of $0.015 per share, which amount was the basis of the compensation expense recorded on the issuance of the shares.

Shares Issued For Cash

During 2008, the Company raised aggregate net proceeds of $708,538 (after closing costs) through the issuance of 785,000 shares of its common stock.  The shares were sold in units that allowed the investor to acquire one share of common stock and 1 warrant to acquire one share of common stock at a price of $1 per unit as follows:

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

On December 22, 2008, Balqon Corporation (formerly BMR) the Company raised an aggregate of $210,000 through the issuance of 210,000 shares of common stock at $1.00 per share to ten accredited investors (the “December Private Placement”). In connection with this offering, Balqon Corporation (formerly BMR) also issued three-year warrants to purchase an aggregate of 210,000 shares of common stock at an exercise price of $1.50 per share (the “December Warrants”).

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

Shares Issued Upon Conversion Of Convertible Notes

During July and September 2008, the Company raised an aggregate of $1,310,000 through the issuance to accredited investors of senior secured convertible promissory notes (the “July Private Placement” and the “September Private Placement”). The notes were due January 2, 2009, bore interest at a rate of 10% per annum that was due at maturity, and were secured by substantially all of the assets of the Company.  The notes were convertible into shares of common stock of the Company at a conversion price of $1.00 per share.  In connection with the placement, the Company also issued warrants to acquire 1,310,000 shares of common stock at an exercise price of $1.50 per share. The Company determined the fair value of the warrants and the conversion features were di minimis at the date of issuance (see Note 8).

 On October 24, 2008, the notes issued in the July and September Private Placements, including accrued interest thereon, were converted into an aggregate of 1,333,348 shares of common stock of the Company.

NOTE 8 – STOCK OPTIONS AND WARRANTS

Stock Options

At December 31, 2008, options shares outstanding are as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2008	—	—
Granted	4,562,592	$2.00
Exercised	—	—
Cancelled	—	—
Balance at December 31, 2008	4,562,592	$2.00

On June 4, 2008, the Company granted options to purchase 4,562,592 shares of common stock at $1.50 to $2.50 per share to an employee and two consultants. The options vested immediately on the date granted, and expire between June 30, 2010 and June 30, 2012.  The Company determined that the fair value of the options issued was di minimis as calculated by a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 58.43%, a risk free interest rate of 2.42%, and no expected dividend yield. Because the Company was private on the date the options were granted and there was no readily available market quotations for the Company’s shares of common stock, the fair value of the options granted were valued using a fair value of $0.015 per share, which is based on a valuation performed by management prior to the reverse merger transaction with the assistance of an independent valuation firm.

On October 24, 2008, immediately preceding the consummation of the merger with Balqon California (see Note 1), Balqon Corporation (formerly BMR) adopted the 2008 Stock Incentive Plan (“2008 Plan”). Initially, 7,500,000 shares of common stock are authorized for issuance under the 2008 Plan.

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 8 – STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$1.50	1,520,864	$1.50	1.0	1,520,864	$1.50
$2.00	1,520,864	$2.00	2.0	1,520,864	$2.00
$2.50	1,520,864	$2.50	3.0	1,520,864	$2.50
	4,562,592			4,562,592

At December 31, 2008, the aggregate intrinsic value of the 4,562,592 options outstanding and exercisable was zero.  At December 31, 2008, all options were vested and there were no unvested options outstanding.

Warrants

At December 31, 2008, warrants shares outstanding are as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2008	—	—
Granted	3,008,778	$1.50
Exercised	—	—
Cancelled	—	—
Balance at December 31, 2008	3,008,778	$1.50

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 8 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

On June 4, 2008, the Company granted a warrant to purchase 729,180 shares of the Company’s common stock at an exercise price of $1.50 to $2.50 per share to a consultant (the “Marlin Warrants”). The Company determined that the fair value of the warrants issued to this consultant was di minimis as calculated by a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 58.43%, a risk free interest rate of 2.42%, and no expected dividend yield. Because the Company was private on the date the options were granted and there was no readily available market quotations for the Company’s shares of common stock, the fair value of the options granted were valued using a fair value of $0.015 per share, which is based on a valuation performed by management prior to the reverse merger transaction with the assistance of an independent valuation firm.

On September 15, 2008, the Company issued warrants to purchase 1,310,000 shares of the Company’s common stock at an exercise price of $1.50 per share in connection with the issuance of convertible promissory notes entered into with investors on July 11, 2008 and September 15, 2008.  The Company determined that the fair value of the warrants was di minimis as calculated by a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 58.43%, a risk free interest rate of 2.42%, and no expected dividend yield. Because the Company was private on the date the warrants were granted and there was no readily available market quotations for the Company’s shares of common stock, the fair value of the warrants granted were valued using a fair value of $0.015 per share, which is based on a valuation performed by management prior to the reverse merger transaction with the assistance of an independent valuation firm.

On October 24, 2008, immediately preceding the closing of the merger (see Note 1), Balqon Corporation (formerly BMR) issued warrants (the “BMR Warrants”) to purchase an aggregate of 184,598 shares of common stock. One-third of the BMR Warrants have an exercise price of $1.50 per share and expire on October 24, 2009, one-third of the BMR Warrants have an exercise price of $2.00 per share and expire on October 24, 2010, and one-third of the BMR Warrants have an exercise price of $2.50 per share and expire on October 24, 2011. The Company determined that the fair value of the warrants was $23,906 as calculated by a Black-Scholes option pricing model using as assumptions a market price of the stock of $1.00 per share based upon sales of securities around the same date, an expected life of 3 years, an industry volatility of 58.43%, a risk free interest rate of 2.42%, and no expected dividend yield.

During 2008, the Company sold units to acquire one share of common stock and one warrant to acquire a share of common stock at a price of $1 per unit. In connection with the sale of these units, on October 24, 2008, the Company issued three-year warrants to purchase 575,000 shares of the Company’s common stock at an exercise price of $1.50 per share in connection with the issuance of 575,000 common shares to six accredited investors.  On December 22, 2008, the Company issued three-year warrants to purchase an aggregate of 210,000 shares of common stock at an exercise price of $1.50 per share.  The Company did not allocate a value to these warrants since the amount would be an allocation between paid in capital of the common stock and warrants, and have no effect on the overall paid in capital.

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 8 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

The Company did not allocate any value to these warrants are such value would have no effect on recorded additional paid in capital.

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$1.50	2,399,594	$1.50	2.8	2,399,594	$1.50
$2.00	304,592	$2.00	2.0	304,592	$2.00
$2.50	304,592	$2.50	3.0	304,592	$2.50
	3,008,778			3,008,778

At December 31, 2008, the aggregate intrinsic value of the warrants outstanding and exercisable was zero

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Contract

On June 25, 2008, the Company entered into an agreement with the City of Los Angeles to manufacture and deliver 20 electric yard hostlers, 5 short-haul electric drayage trucks, and associated equipment including chargers, batteries and controllers for a total of $5,383,750. In September 2008, the Company began work on the first units it intends to produce and expects to deliver all the vehicles and associated equipment to the City of Los Angeles in 2009.  The Company will recognize revenues from the sale of these vehicles and associated equipment at the time that delivery of product has occurred and title has transferred.

The Company agreed to move its research and production facilities to the City of Los Angeles and also agreed to pay the City of Los Angeles a royalty fee of $1,000 per electric vehicle it sells to a purchaser other than the City of Los Angeles or the AQMD.

On May 14, 2008, the Company entered into an agreement with the AQMD to manufacture and deliver one  electric yard hostler and associated equipment including batteries, battery chargers , and equipment maintenance services for a total of $300,000. The Company will recognize revenues from the sale of this vehicle and associated equipment at the time that delivery of the product has occurred and title has transferred.

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Employment Contracts

On October 24, 2008, the Company signed an at will employment agreement with its CEO. The employment agreement is effective October 24, 2008 and provides for, among other items, the CEO to receive compensation of $250,000 per year with an increase to $300,000 per year after the second anniversary of the effective date of the employment agreement.

On October 24, 2008, the Company signed an at will employment agreement with its Vice President Engineering. The employment agreement is effective October 24, 2008 and provides for, among other items, the Vice President Engineering to receive compensation of $150,000 per year with an increase to $175,000 per year after the second anniversary of the effective date of the agreement.

On March 27, 2009, the Company signed an at will employment agreement with its Vice President Research and Development. The employment agreement is effective October 24, 2008 and provides for, among other items, the Vice President Research and Development to receive compensation of $150,000 per year with an increase to $175,000 and $200,000 per year after the second and third anniversary, respectively, of the effective date of the agreement.

Leases

The Company leases its research and development facilities located in Santa Ana, California under a lease that expires on May 31, 2009. The lease has a current monthly payment of $3,206. On July18, 2008, the Company entered into a three-year lease of a manufacturing facility located in Harbor City, California that expires on July 31, 2011. The lease has a base monthly rent of $10,540.

Rent expense for the years ended December 31, 2008 and 2007 was $98,008 and $25,787, respectively.

The following is a schedule by years of future minimum rental payments required under the non-cancelable operating leases described above as of December 31, 2008:

Years ending December 31:
2009	$96,833
2010	139,440
2011	122,880
2012	71,680
Thereafter	—

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Registration Rights Agreements

In connection with the July Private Placement, September Private Placement and October Private Placement, Balqon California entered into certain registration rights agreements (collectively, the “Balqon California Registration Rights Agreements”). In connection with the December Private Placement, Balqon Corporation (formerly BMR) entered into certain registration rights agreements (collectively, the “Balqon Corporation Registration Rights Agreements”). Under the Balqon California Registration Rights Agreements and the Balqon Corporation Registration Rights Agreements, Balqon Corporation (formerly BMR) is obligated to register for resale an aggregate of up to 3,793,348 shares of common stock, of which an aggregate of 1,885,000 shares of common stock underly the July Warrants, September Warrants, October Warrants and December Warrants. Immediately preceding the consummation of the merger with Balqon California, Balqon Corporation (formerly BMR) also entered into a registration rights agreement (the “BMR Registration Rights Agreement”) with its stockholders to register for resale an aggregate of up to 1,400,000 shares of BMR’s common stock and with the holders of the BMR Warrants to register for resale an aggregate of 184,598 shares of common stock underlying the BMR Warrants.

Under the Balqon California Registration Rights Agreements, Balqon Corporation Registration Rights Agreements and the BMR Registration Rights Agreement, Balqon Corporation (formerly BMR)  filed a registration statement with the SEC on December 23, 2008, registering for resale all shares of common stock covered by the Balqon Registration Rights Agreements, Balqon Corporation Registration Rights Agreements and BMR Registration Rights Agreement.

NOTE 10 - SUBSEQUENT EVENTS

Bank Financing Agreement

On February 25, 2009, the Company executed a Business Financing Agreement, dated February 18, 2009, with Bridge Bank, National Association (the “Lender”) (the “Initial Agreement”). On February 27, 2009, the Company executed a Business Financing Modification Agreement, dated February 26, 2009, which modified the Initial Agreement (the “Modification Agreement,” and together with the Initial Agreement, the “Credit Agreement”). The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $5,000,000 (the “Credit Facility”). Under the terms of the Credit Agreement, the Company may not borrow in excess of $500,000 unless and until the Company receives an executed term sheet with respect to an equity financing of at least $2,500,000 on terms and conditions acceptable to the Lender.

The Credit Facility is formula-based and generally provides that the outstanding borrowings under the Credit Facility may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.

BALQON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

NOTE 10 - SUBSEQUENT EVENTS (continued)

Bank Financing Agreement (continued)

Interest on the Credit Facility is payable monthly. The interest rate is variable and is adjusted monthly based on the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum.

In the event of a default and continuation of a default, the Lender may accelerate the payment of the principal balance requiring the Company to pay the entire indebtedness outstanding on that date. Upon the occurrence and during the continuation of an event of default, the interest rate applicable to the outstanding balance borrowed under the Credit Facility will be increased by five percentage points above the per annum interest rate that would otherwise be applicable.

The Credit Facility is secured by a continuing first priority security interest in all the Company’s personal property (subject to customary exceptions). The Credit Agreement may be terminated at any time by either party to the Credit Agreement. If the Company terminates the Credit Agreement prior to February 18, 2010, the Company will owe a termination fee equal to 1.00% of the dollar amount resulting from dividing the credit limit then in effect under the Credit Agreement by 80% (or such greater or lesser percentage as the Lender may establish from time to time).

Sale of 10% Unsecured Subordinated Convertible Promissory Notes

In March 2009, the Company entered into agreements with three accredited investors for the sale by the Company of an aggregate of $50,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 50,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  Additionally, the Company  issued three-year warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2009.

BALQON CORPORATION

By:	/s/ BALWINDER SAMRA
Balwinder Samra, Chairman of the Board, President and Chief Executive Officer (principal executive officer)
.
By:	/s/ ROBERT MIRANDA
Robert Miranda, Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BALWINDER SAMRA	President, Chief Executive Officer and	March 31, 2009
Balwinder Samra	Director (principal executive officer)

/s/ ROBERT MIRANDA	Chief Financial Officer (principal financial	March 31, 2009
Robert Miranda	officer and principal accounting officer)

/s/ HENRY VELASQUEZ	Director	March 31, 2009
Henry Velasquez

/s/ AMARPAL SINGH SAMRA	Director	March 31, 2009
Amarpal Singh Samra

BALQON CORPORATION
EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description
4.9	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 50,000 shares of common stock
10.6	Amendment and Restated Registration Rights Agreement, dated September 15, 2008, by and between Balqon California and certain security holders
10.7	Registration Rights Agreement, dated September 15, 2008, by and between Balqon California and certain security holders
10.11	Purchase and Service Agreement, dated May 15, 2008, between the South Coast Air Quality Management District and Balqon California
10.18	Asset Purchase Agreement, dated September 9, 2008, by and between Electric Motor Sports, LLC and Balqon California
10.19	Promissory Note, dated September 9, 2009, in the amount of $100,000, issued to Electric Motor Sports, LLC
10.20	Employment Agreement, dated October 24, 2008, by and between Robert Gruenwald and the Registrant
10.21	Agreement, dated May 2007, by and between the South Coast Air Quality Management District and Balqon California
10.22	Stock and Warrant Purchase Agreement, dated August 28, 2008, by and between Marlin Financial Group, Inc. and Balqon California
10.23	Amendment to Stock and Warrant Purchase Agreement, dated March 30, 2009, by and between Marlin Financial Group, Inc. and Balqon California
10.24
Form of 10% Unsecured Subordinated Convertible Promissory Notes issued in March 2009, in the aggregate principal amount of $50,000, which are convertible into an aggregate of 50,000 shares of our common stock

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent of John Kinross-Kennedy
99.2	Consent of John Kinross-Kennedy