Form 10-K/A
period 2008-12-31
BALQON CORP.
filed 2009-05-22
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

AMENDMENT NO. 1
TO
FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 000-52337

BALQON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0989901 (I.R.S. Employer Identification No.)

1420 240th Street, Harbor City, California 90710 (Address of principal executive offices)	92705 (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☐    No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of May 20, 2009 was 25,518,348.

DOCUMENTS INCORPORATED BY REFERENCE
None

BALQON CORPORATION
AMENDMENT NO. 1 TO ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Amendment No. 1 to Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industries; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industries and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

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

In May 2008, Balqon California received a purchase order from the AQMD for one Nautilus E20 electric yard tractor to be used in a loaner program under which the AQMD will loan the tractor to various terminal operators to demonstrate the benefits of using zero emissions electric vehicles in off-highway container transportation applications.  In June 2008, Balqon California received a purchase order from the City of Los Angeles for 20 Nautilus E20 heavy-duty electric yard tractors and five Nautilus E30 drayage tractors, all of which will be used at the Port of Los Angeles.

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

In March 2009, we delivered the Nautilus E20 to the AQMD under the terms of the AQMD Purchase Agreement.  As of May 20, 2009 we have delivered 2 Nautilus E20s to the Port of Los Angeles under the terms of the City of Los Angeles Agreement.

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

During 2007, crude oil consumption in the United States, as reported by the United States Department of Energy in the Transportation Energy Data Book, averaged approximately 21 million barrels per day, which represents an average annual percentage increase in consumption of approximately 1% over a period of ten years.  According to data published by the United States Department of Energy, of the amount of crude oil consumed in the United States in 2007, approximately 68% was consumed by the transportation industry which has seen an increase in consumption of approximately 1.5% per year over a ten year period.  The United States Department of Energy also reports that increases in crude oil based fuel demand worldwide has resulted in accelerated growth of fuel costs worldwide.  We believe that the cost of fuel will continue to remain high relative to historic levels, and therefore believe that electric vehicles will offer a cost effective and environmentally efficient alternative solution to fossil fuel based vehicles.

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

Manufacturing and Assembly

Our executive offices and our  manufacturing and assembly facility is also located in Harbor City, California.  We lease a 15,500 square foot manufacturing and assembly facility in Harbor City, California.

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

These competitors are Kalmar Industries Corp, Capacity of Texas, Inc., MAFI Transport Systems GmbH, MOL Transport Solutions, Vision Industries Corp, and Terberg DTS UK Ltd.  We consider Kalmar Industries Corp. and Capacity of Texas, Inc. to be two manufacturers that have global presence, while Terberg DTS UK Ltd. and MOL Transport Solutions have a regional presence in Europe.

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

Recent Initiatives

Recent regulations adopted by the Port of Los Angeles and the Port of Long Beach, which are referred to in this report collectively as the San Pedro Bay Ports, have resulted in increased attention on alternative fuel vehicles generally and our heavy-duty electric vehicles specifically.  In November 2006, the San Pedro Bay Ports approved a comprehensive five-year “Clean Air Action Plan” aimed at reducing pollution and health risks associated with the air emissions resulting from activities of the San Pedro Bay Ports. According to the Port of Los Angeles, one of the goals of the “Clean Air Action Plan” is an 80%  reduction in port-related truck pollution.  The Clean Air Action Plan outlines a “Clean Trucks Program” that calls for the San Pedro Bay Ports to scrap and replace approximately 16,000 drayage tractors being used at the San Pedro Bay Ports with the assistance of San Pedro Bay Ports.  The Clean Air Action Plan also provides for grants and loan subsidies that will be sponsored and administered jointly by the San Pedro Bay Ports.  Under the Clean Trucks Program, trucks manufactured prior to 1989 have been banned from entering the San Pedro Bay Ports’ shipping terminals.  Additionally, by 2012, all trucks that fail to meet 2007 emission standards will be banned from entering the San Pedro Bay Ports.  The San Pedro Bay Ports are also providing financial assistance to truckers to acquire trucks that comply with their new requirements.  As a result of these regulations, the emphasis on energy independence and general increased interest in environmentally friendly alternatives, we believe that the demand for our heavy-duty electric vehicles will increase significantly over the next several years.

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

The increased focus on environmentally friendly and energy efficient solutions at ports in Southern California is further exemplified by a program recently announced by the AQMD that provides financial incentives and assistance for truck owners and operators to replace older trucks with newer, environmentally friendlier solutions.  Under The Carl Moyer Fleet Modernization Program, the AQMD is providing funding assistance for heavy-duty on-highway truck fleet modernization in the South Coast Air Basin. This program is designed to assist truck owners and operators to replace pre-1990 heavy-duty diesel trucks with newer diesel-fueled trucks or trucks with less emissions than their diesel fueled counterparts.  The AQMD has approximately $6 million available for funding and could pay up to 80% of the cost of replacing a pre-1990 heavy-duty diesel truck.

Employees

As of May 20, 2009, we employed twelve employees on a full-time basis.  None of our employees are represented by labor unions, and there have not been any work stoppages at our facilities.  We generally consider our relationships with our employees to be satisfactory.  In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

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

We have a history of only nominal revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2008, we had an accumulated deficit of $8,020,855.  For our fiscal years ended December 31, 2008 and 2007, we incurred a net loss of $7,933,281 and $82,744, respectively.  We cannot predict when we will become profitable or if we ever will become profitable, we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully producing and selling our heavy-duty electric vehicles, flux vector inverters, heavy-duty electric drive systems and battery management systems and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

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

The report of our independent auditors contained in our financial statements for the years ended December 31, 2008 and 2007 includes a paragraph that explains that we have incurred substantial losses. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development and deployment of our heavy-duty electric vehicles, flux vector inverters and heavy-duty electric drive systems. We urge potential investors to review this report before making a decision to invest in Balqon Corporation.

We have material weaknesses in our internal control over financial reporting structure which until remedied, may cause errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

We have identified two material weaknesses in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

Our results of operations could be adversely affected as a result of impairments of goodwill and other intangible assets.

In connection with the recent acquisition of certain of the assets of EMS, we recorded approximately $166,500 in goodwill and $186,965  of intangible assets based on the application of purchase accounting. Statement of Financial Accounting Standards, or SFAS, No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and intangible assets that have finite useful lives continue to be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. Any future impairments, including impairments of the goodwill or intangible assets recorded in connection with the acquisition of certain of the assets of EMS, would negatively impact our results of operations for the period in which the impairment is recognized.

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

The industries within which we compete are highly competitive. New developments in technology may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete.  Competition for our products may come from current drive system technologies, improvements to current drive system technologies and new alternative drive system technologies, including other fuel systems.  Each of our target markets is currently serviced by existing manufacturers with existing customers and suppliers using proven and widely accepted fossil fuel powered technologies.  Additionally, there are competitors working on developing technologies such as cleaner diesel engines, bio-diesel, fuel cells, natural gas and hybrid battery/internal combustion engines in each of our targeted markets. Many of these existing and potential competitors, including Kalmar Industries Corp, MOL Transport Solutions, Vision Industries, Corp, Terberg DTS UK Ltd., Kenworth Truck Company, Freightliner Trucks, Mack Trucks, Inc. and Peterbilt Motors Company, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation products, as well as greater name recognition than we do. As a result, our competitors may be able to compete more aggressively and sustain that competition over a larger period of time than we could.  Each of these competitors has the potential to capture market share in various markets, which could have a material adverse effect on our position in the industry and our financial results.  In order for our products to be successful against competing technologies, especially diesel engines, they must offer advantages in one or more of these areas: emissions performance; fuel economy; engine performance; power density; engine and fuel system weight; and engine and fuel system price.  There can be no assurance that our products will be able to offer advantages in all or any of these areas.  Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures.  This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

Our lack of purchase orders and commitments other than our contracts with the City of Los Angeles and the AQMD for our heavy-duty electric vehicles could lead to a rapid decline in our sales and profitability.

We have received purchase orders covering a total of 26 heavy-duty electric vehicles from the City of Los Angeles and the AQMD.  These purchase orders represent the only orders for our heavy-duty electric vehicles that we have received through the date of this report.  In March 2009, we delivered one vehicle to the AQMD and thereby fulfilled our purchase order for an electric vehicle from the AQMD.  As of May 20, 2009, we have also delivered two electric vehicles to the City of Los Angeles against its purchase order for 25 of our electric vehicles.  If we are unable to fill the remainder of our order from the City of Los Angeles or obtain additional orders for our products, our sales and financial condition will decline.

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of May 20, 2009, we had outstanding 25,518,348 shares of common stock, of which 25,133,348 shares of common stock were restricted under the Securities Act.  As of May 20, 2009, we also had outstanding options and warrants that were exercisable for approximately 7,936,370 shares of common stock and notes convertible into 365,000 shares of our common stock. Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

Our common stock is quoted on the OTC Bulletin Board.  The last reported sale price per share of our common stock on May 20, 2009, was $3.05.  As a result, our common stock will most likely constitute “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC.  Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges).  The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

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

Our executive offices located at 1420 240th Street, Harbor City, California 90710.  Our manufacturing and assembly facility is also located at the same address in Harbor City, California, where we occupy approximately 15,500 square feet of office, manufacturing and assembly space.  Our manufacturing and assembly space is being used for final assembly of our electric drive systems, battery modules, flux vector inverters and heavy-duty electric vehicles.  We lease our Harbor City facility for $10,540 a month.  During 2008, we also leased facilities in Santa Ana for $3,206 a month.  During each of the years ended December 31, 2008 and 2007, we reported $98,008 and $25,787, respectively, in lease expenses.

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

Market Price and Holders

Our common stock became eligible for quotation on the OTC Bulletin Board under the symbol “BMRU” on April 10, 2007.  On October 31, 2008, as a result of the Merger Transaction, our common stock became eligible for quotation on the OTC Bulletin Board under the symbol “BLQN.”  Shares of our common stock began trading on the OTC Bulletin Board on November 20, 2008.  Between November 20, 2008 and December 31, 2008, the reported high and low closing bid price of our common stock on the OTC Bulletin Board was $2.00 and $1.50, respectively. On May 20, 2009, the last reported sale price of our common stock on the OTC Bulletin Board was $3.05 per share.

As of May 20, 2009, we had 25,518,348 shares of common stock outstanding held of record by approximately 70 stockholders.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

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

Between March 25 2009 and May 20, 2009, we entered into agreements with 18 accredited investors for the sale by us of an aggregate of $365,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 365,000 shares of our common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  Additionally, we issued three-year warrants to purchase an aggregate of 365,000 shares of common stock at an exercise price of $1.50 per share.

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

Sales by Balqon California Prior to the Merger Transaction

In June 2008, Balqon California issued options to purchase 4,166,751 shares of common stock to Balwinder Samra in consideration of services rendered.

In June 2008, Balqon California issued 333,340 shares of common stock and options to purchase 83,334 shares of common stock to Henry Velasquez in consideration of engineering and design consulting services rendered.

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

In August 2008, Balqon California issued 832,910 shares of common stock to 4 accredited investors in consideration of services provided.

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

Our total revenues decreased by $179,076, or 47%, to $203,660 for the year ended December 31, 2008 as compared to $382,736 for the year ended December 31, 2007.  We reported a net loss of $7,933,281 for the year ended December 31, 2008 as compared to a net loss of $82,744 for the year ended December 31, 2007.  The decline in financial performance during 2008 as compared to 2007 is a direct result of having 73% of the progress work on the AQMD Development Agreement completed during 2007 while only 19% of the progress work on this contract was completed during 2008.  We experienced increased expenses in 2008 associated with the ramp up of our business including leasing production facilities in Harbor City, California, hiring full-time senior management and production personnel. We incurred  legal and consulting expenses relating to the reverse merger of $414,384 and 5,940,713 of fair value of stock based compensation.  While our business activities resulted in a revenue decrease of approximately 47%, we experienced decreased cost of revenues of $142,210, or 51%, and increased operating and other expenses of $7,813,671, or 4,218%, over 2007.  The $7,998,888 of operating and other expenses incurred during 2008 includes $414,384 of expenses relating to the Merger Transaction described below and 6,036,882 of fair value of stock based compensation.

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

In connection with the Merger Transaction, we issued an aggregate of 23,908,348 shares of our common stock to the shareholders of Balqon California.  In addition, the holders of warrants to acquire an aggregate of 2,614,180 shares of common stock of Balqon California were deemed to hold warrants to acquire an equal number of shares of our common stock upon completion of the Merger Transaction.  In connection with the Merger Transaction, we also issued under our 2008 Plan options to purchase an aggregate of 4,562,592 shares of our common stock to certain of our directors and employees who held options to purchase an equal number of shares of Balqon California’s common stock immediately prior to the completion of the Merger Transaction.  In connection with the consummation of the Merger Transaction, we cancelled 6,377,500 shares of our issued and outstanding common stock held by certain of our stockholders such that concurrent with the closing of the Merger Transaction we had approximately 1,400,000 shares of common stock issued and outstanding.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Merger Transaction.”

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

Revenues

Contract Revenue and Cost Recognition on Prototype Vehicles.

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

Sales of Production Units and Parts.

We recognize revenue from the sale of completed production units and parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectibility is reasonably assured, all of which generally occurs upon shipment of our product or delivery of the product to the destination specified by the customer.

We determine whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when we place the products with the buyer’s carrier.  We regularly reviews our customers’ financial positions to ensure that collectibility is reasonably assured.  Except for warranties, we have no post-sales obligations.

Product warranties

We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale.  We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of December 31, 2008, we had no warranty reserve nor did we incur warranty expenses during the years ended December 31, 2008 or 2007.

Stock-Based Compensation

We periodically issue stock instruments, including shares of our common stock, stock options and warrants to purchase shares of our common stock to employees and non-employees in non-capital raising transactions for services and for financing costs. We adopted SFAS No. 123(R), “Accounting for Stock-Based Compensation” effective January 1, 2006, and are using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees in accordance with Emerging Issues Task Force, or EITF, Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereby the fair value of the stock compensation is based on the measurement date as determined at either (i) the date at which a performance commitment is reached, or (ii) at the date at which the necessary performance to earn the equity instrument is complete.

Goodwill and Intangible Assets

As required by SFAS No. 142, management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, as required by SFAS No. 142, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

In accordance with SFAS No. 142, management tests goodwill for impairment at the reporting unit level.  We only have one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved its reporting unit. If the calculated fair value is less than the current carrying value, impairment may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital, or WACC, methodology. The WACC methodology considers market and industry data as well as Balqon-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Balqon-specific historical and projected data, develops growth rates and cash flow projections for Balqon.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to our total market capitalization. The discounted cash flow valuation methodology and calculations will be used in 2009 impairment testing.  Our first measurement period will be in the third quarter of 2009.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of our long lived assets at December 31, 2008 or 2007.

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

Accounting for Warrants and Derivatives

Freestanding financial instruments, such as detachable warrants, must be evaluated under the authoritative accounting literature to determine whether they should be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity. Management initially evaluates whether the instruments are covered by SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” If the instrument is not governed by SFAS No. 150, then management determines whether it meets the definition of a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  To determine whether a specific warrant agreement would follow derivative accounting under SFAS No. 133, management is required to first evaluate whether the warrant would meet the definition of equity under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Financial instruments such as warrants that are classified as permanent or temporary equity are excluded from the definition of a derivative for purposes of SFAS No. 133. Financial instruments, including warrants, that are classified as assets or liabilities are considered derivatives under SFAS No. 133, and are marked to market at each reporting date, with the change in fair value recorded in the income statement. The fair values of both the warrants and conversion benefits are calculated using a Black-Scholes Model, taking into consideration factors such as the underlying price of our common stock, the exercise price for warrants or the conversion price for the conversion benefit, the volatility of our stock (or the stock volatility of peer companies with an historical active trading market), and the risk-free interest rates available for comparable time periods.

Under EITF Issue No. 00-19, contracts that require physical settlement or net-share settlement and contracts that give the issuer the choice of settlement (in cash or shares) are classified as equity. Contracts that require net-cash settlement or that give the counterparty a choice which includes net-cash settlement are classified as assets or liabilities, not equity. If a transaction is outside the control of the issuer and there is the possibility that the issuer could net-cash settle, then for purposes EITF Issue No. 00-19 it is assumed that the issuer will have to net-cash settle, which may preclude accounting for a contract as equity except in certain circumstances where the existing common stockholders would also receive cash. Management’s judgment is required in evaluating the terms of freestanding instruments, such as warrants, and the application of authoritative accounting literature.  The outstanding warrants to purchase shares of our common stock do not contain provisions for cash settlement.

Results of Operations

We have based our financial statements on the assumption of our operations continuing as a going concern.  As of December 31, 2008, we had working capital of $194,074, had an accumulated deficit of $8,020,855 and reported a net loss for the year ended December 31, 2008 of $7,933,281, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which are expected to help provide us with the liquidity necessary to meet operating expenses.  During July, September and October 2008, Balqon California raised approximately $1,885,000 in connection with private placements of convertible promissory notes, common stock and warrants.  During December 2008, we raised $210,000 in connection with a private placement of our common stock and warrants. Between March 25, 2009 and May 20, 2009 we raised an aggregate of $365,000 in connection with a private placement of our convertible notes and warrants.  Over the longer-term, we plan to achieve profitability through our operations from the sale of our high capacity electric vehicles.  Our financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Years Ended December 31,
	2008 (as Restated)	2007	Favorable (Unfavorable)	Favorable (Unfavorable)	2008 (as Restated)	2007
Net revenues	$203,660	$382,736	$(179,076)	(47)%	100%	100%
Cost of revenues	138,053	280,263	142,210	51%	68%	73%
Gross profit	65,607	102,473	(36,866)	(36)%	32%	27%
Operating and interest expenses	7,998,888	185,217	(7,813,671)	(4,218)%	3928%	48%
Net loss	$(7,933,281)	$(82,744)	$(7,850,537)	(9,488)%	(3,895)%	(22)%

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

Operating and Interest Expenses.  The $7,813,671 increase in operating and interest expenses was due largely to the $414,384 of legal and consulting fees incurred in connection with the Merger Transaction and fair value of stock based compensation of $6,036,882. The additional $1,362,405 of increased operating expenses were attributable to amounts expended in establishing our production facilities and the ramp-up of our business during 2008 and the fact that the results for 2007 reflect only eight months of actual business operations.  We expect that over the near term, our general and administrative expenses will increase as a result of increased management personnel, opening of new manufacturing facilities, additional operational personnel to manufacture electric vehicle, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the SEC and the filing of a registration statement with the SEC.  Our research and development expenses for the year ended December 31, 2008 were $44,023.  We had no research and development expenses during the year ended December 31, 2007.  The increase in research and development expenses is largely attributable to the expenses attributed to the employment of our vice president of research and development who was hired during the year ended December 31, 2008.  While our general and administrative expenses are expected to increase over the near term, these expenses as a percentage of net revenues are expected to decrease as we increase our net revenues.

Liquidity and Capital Resources

During 2007 and 2008, we funded our operations primarily with cash flow from financing activities, which included the issuance of secured and unsecured debt and the issuance of equity securities.  As of December 31, 2008, we had working capital of $194,074 as compared to a working capital deficiency of $122,862 at December 31, 2007.  At December 31, 2008 and 2007 we had an accumulated deficit of $8,020,855 and $87,574, respectively, and cash and cash equivalents of $355,615 and $34, respectively.

Our available capital resources at December 31, 2008 consisted primarily of approximately $355,615 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities for 2008 was $1,328,569 as compared to $34,127of cash used in operating activities for 2007, and includes a net loss of $7,933,281, depreciation and amortization of $29,836 and changes in operating assets and liabilities of $54,086.  Material changes in asset and liabilities at December 31, 2008 as compared to December 31, 2007 that affected these results include:

•	a decrease in accounts receivable of $35,000;
•	an increase in inventory of $1,159,601;
•	an increase in prepaid expenses of $43,020;
•	an increase in deposits of $14,400;
•	a net increase in accounts payable and accrued expenses of $1,196,595; and
•	a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $68,660.

Cash used in investing activities totaled $336,068 for 2008 as compared to $22,316 of cash used in investing activities for 2007.

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

Between March 25, 2009 and May 20, 2009, we raised an aggregate of $365,000 through the issuance of convertible notes to 18 accredited investors.  In connection with this offering, which is referred to in this report as the March 2009 private placement, we also issued three-year warrants to purchase an aggregate of 365,000 shares of common stock at an exercise price of $1.50 per share.

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

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.  As indicated above, our consolidated financial statements as of December 31, 2008 and for the year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in notes to our consolidated financial statements included in this report, we have suffered recurring losses from operations and at December 31, 2008 we had an accumulated deficit of $8,020,854.  These factors, among others, raised substantial doubt about our ability to continue as a going concern and, with respect to our financial position on December 31, 2008, led our independent registered public accounting firm to include in their report an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Backlog

As of May 20, 2009, we had a backlog of approximately $4.6 million.  Our backlog includes a contract to produce and deliver 18 electric yard tractors, 5 electric drayage tractors, and associated equipment including batteries and controllers.  We believe that products in our backlog will be shipped during 2009.

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

We do not believe that the adoption of the above recent pronouncements will have a material effect on our results of operations, financial position or cash flow.  Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

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

(ii)           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

 A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008 our internal control over financial reporting was not effective due to the material weaknesses described below.

Material Weaknesses

1.  In conjunction with preparing our registration statement on Form S-1, and after receiving comments from the Staff of the SEC relating to our registration statement on Form S-1, management reviewed, in the first quarter of 2009, our recording of the value of stock-based compensation awarded in June and August 2008, and the recording of a note discount related to a beneficial conversion feature and associated warrants issued with certain convertible notes during 2008. As a result of this review, management concluded that our controls over the key valuation assumptions of our stock-based compensation and note discount related to a beneficial conversion feature and associated warrants issued with convertible notes were not in accordance with generally accepted accounting principles and that our expenses for the year ended December 31, 2008 and for each of the quarterly periods ended June 30, 2008 and September 30, 2008, had been misstated.  Based upon this conclusion, our Audit Committee and senior management decided, in the second quarter of 2009, to restate our financial statements as of and for the year ended December 31, 2008 and for each of the quarterly periods ended June 30, 2008 and September 30, 2008.

Management evaluated the impact of this restatement on our assessment of our disclosure controls and procedures and concluded that the control deficiency that resulted in the incorrect recording of stock-based compensation and note discount related to a beneficial conversion feature and associated warrants issued with convertible notes represented a material weakness.

2.  As a result of our restatement of prior periods’ financial results, as discussed above, we were unable to meet our requirements to timely file our Form 10-Q for the quarterly period ended March 31, 2009. Management evaluated the impact of our inability to timely file periodic reports with the SEC on our assessment of disclosure controls and procedures and concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have done the following subsequent to December 31, 2008, in the periods specified below, which correspond to the two material weaknesses identified above.

1. We revised our methodology for recording the value of stock-based compensation and the recording of note discount related to a beneficial conversion feature and associated warrants issued with convertible notes. We previously valued the stock, options, and warrants associated with compensation and convertible notes based on an alternative valuation methodology that was determined by management with assistance from an independent third party valuation specialist during a time when the company was still a private enterprise. Upon further examination of our valuation methodology and largely in consideration of the sales in July and September of convertible notes with a $1.00 per share conversion price, we concluded that the $1.00 valuation per share was a better indicator of value than the $0.015 per share valuation that was determined under the alternative valuation methodology previously used by us.  We have determined the effect of the correction on our previously issued financial statements and have restated our financial statements for the year ended December 31, 2008 and quarterly periods ended June 30, 2008 and September 30, 2008.  The revision of our valuation methodology as it relates to stock-based compensation and the recording of note discount related to a beneficial conversion feature and associated warrants issued with convertible notes was completed in the second quarter of 2009. We began using this new methodology for the quarter ended June 30, 2008 and all periods included in this report now reflect this change.  In addition, this methodology applies to all periods subsequent to December 31, 2008.

Management believes that the remediation described in item 1 immediately above has remediated the corresponding material weakness also described above.

2. In connection with making the changes discussed above to our disclosure controls and procedures, in addition to working with our independent auditors, in the second quarter of 2009 we created a new position – Corporate Compliance Director – to assist us in making timely required filings with the Securities and Exchange Commission and ensuring the accuracy of our financial reporting and the effectiveness of our disclosure controls and procedures. The individual that we have assigned to the position of Corporate Compliance Director holds both a bachelors and masters degree, is a certified public accountant, and is experienced in compliance with generally accepted accounting principles, SEC reporting, and taxation matters. In the second quarter of 2009 we further improved our ability to timely make required filings by allocating part of the time of our administrative assistant who possesses relevant administrative and accounting experience to assist in promptly compiling information needed to meet our disclosure controls and procedures. Also in the second quarter of 2009 we established a Disclosure Committee comprised of the CFO, Corporate Compliance Director, and the administrative assistant.  It is anticipated that the Disclosure Committee will meet monthly and more frequently as reporting deadlines approach, to ensure that we comply timely with our disclosure obligations under the Securities Exchange Act of 1934, as amended.

Management expects that the remediation described in item 2 immediately above will remediate the corresponding material weakness also describe above by December 31, 2009. Management is unable, however, to estimate our capital or other expenditures associated with the allocation of time of certain of our personnel to assist us in generating reports and schedules necessary to timely file our periodic reports or our additional capital or other expenditures related to higher fees paid to our independent auditors in connection with their review of this remediation.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of May 20, 2009 are as follows:

Name	Age	Positions Held
Balwinder Samra(1)(2)	47	President, Chief Executive Officer and Chairman of the Board
Robert Miranda	56	Chief Financial Officer
Henry Velasquez(1)	33	Vice President Engineering and Director
Robert Gruenwald	50	Vice President Research and Development
Amarpal Singh Samra(1)(2)	48	Director

(1)	Member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.
(2)	There are no family relationships among our executive officers and directors, except that Balwinder Samra is the brother of Amarpal Singh Samra.

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

Henry Velasquez was appointed as our Vice President Engineering and a director in connection with the consummation of the Merger Transaction.  From October 2008 to the closing of the Merger Transaction, Mr. Velasquez was Vice President Engineering and a member of the board of directors of Balqon California.  From January 2007 to August 2008 Mr. Velasquez was a Senior Engineer at Honda Access America.  From October 2000 to January 2007, Mr. Velasquez was an Engineer at Snugtop.  Mr. Velasquez has over 10 years of experience in designing mechanical components, chassis and suspension systems for trucks, buses, trailers and utility vehicles.  Mr. Velasquez has been awarded one United States patent related to composite body designs for pickup trucks.  Mr. Velasquez holds a B.S. degree in Mechanical Engineering from Loyola Marymount University, Los Angeles, California.

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

Based solely upon a review of copies of the reports furnished to us during our fiscal year ended December 31, 2008 and thereafter, our knowledge that disclosure on Form 5 is not required, and any written representations received by us from reporting persons that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our reporting persons, except for Marla Andre, Marlin Financial Group, Inc. and Robert Gruenwald, during 2008 were complied with.  During 2008, Marlin Financial Group, Inc. did not file one report, a Form 4, required by Section 16(a) on a timely basis and in addition, Marlin Financial Group, Inc. did not report three transactions on a timely basis.  During 2008, Mr. Gruenwald failed to file one Form 3 and one Form 4 and in addition, Mr. Gruenwald did not report one transaction during 2008.  Marla Andre did not file a Form 5 for the fiscal year ended December 31, 2008, and we have not received a written representation from Ms. Andre stating that no Form 5 is required.

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

Stockholder Communications with our Board of Directors

Our board of directors has implemented a process by which stockholders may send written communications directly to the attention of our board of directors or any individual member of our board of directors.  Mr. Velasquez, the Chairman of our Audit Committee, is responsible for monitoring communications from stockholders and providing copies of such communications to the other directors as he considers appropriate.  Communications will be forwarded to all directors if they relate to substantive matters and include suggestions or comments that Mr. Velasquez considers to be important for the directors to consider.  Stockholders who wish to communicate with our board of directors can write to Mr. Henry Velasquez, The Board of Directors, Balqon Corporation, 1420 240th Street, Harbor City, California 90710.

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

Director Compensation Table – 2008

The following table summarizes for the twelve months ended December 31, 2008, the compensation awarded to or paid to, or earned by, Amarpal Samra, the only member of our board of directors who is not a named executive officers.  The following table also summarizes for the twelve months ended December 31, 2008, the compensation awarded to or paid to, or earned by, the former member of our board of directors.  Our former director, K. John Shukur, was the sole member of our board of directors between October 1, 2007 and October 24, 2008.  Mr. Shukur resigned as a member of our board of directors when our board was reconstituted in connection with the Merger Transaction.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Amarpal Samra	1,500	1,250,025	(2)	40,471	(3)	—	1,291,996
K. John Shukur	—	—		—		—	—

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

Compensation of Executive Officers

Summary Compensation Table

Upon consummation of the Merger Transaction on October 24, 2008, our executive officers were reconstituted and none of our current executive officers served as our executive officers during the years ended December 31, 2006 and December 31, 2007.  The following table provides information concerning the compensation for all individuals who served as our principal executive officer during the year ended December 31, 2008 and our two highest paid executive officers who were serving as an executive officer on December 31, 2008.  These individuals are collectively referred to in this report as the “named executive officers.”

K. John Shukur, was our only executive officer from October 1, 2007 to October 24, 2008.  Mr. Shukur resigned his positions in connection with the Merger Transaction that was consummated on October 24, 2008.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All other Compensation ($)	Total ($)
Balwinder Samra President and Chief Executive Officer	2008	212,205	332,910	539,614	1,500(3)	1,086,229
Robert Miranda Chief Financial Officer	2008	176,855(4)	100,000	—	—	276,855
Henry Velasquez Vice President Engineering and Director	2008	71,712	333,340	40,471	1,500(3)	447,023
K. John Shukur Former President, Chief Financial Officer and Secretary	2008	—	—	—	—	—
	2007	—	—	—	—	—

(1)	Represents compensation received for services provided as an executive officer of Balqon California and Balqon Corporation.
(2)
The amount reflected in this column is the compensation cost we recognized for financial statement reporting purposes during 2008 under SFAS No. 123(R) for grants made to our named executive officers during 2008.  The fair value of each grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for 2008:

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

The agreement provides for an initial base salary of $150,000 per year with an increase to $175,000 per year after the second anniversary of the effective date of the employment agreement, respectively, and paid vacation of at least four weeks per year.  Mr. Velasquez is eligible to receive salary increases and annual cash incentive bonuses at the discretion of our Compensation Committee.  Mr. Velasquez is also eligible to participate in benefit and incentive programs we may offer. We have agreed to maintain in effect a directors’ and officers’ liability insurance policy with a minimum limit of liability of $3 million and that we would enter into an indemnification agreement with Mr. Velasquez upon terms mutually acceptable to us and Mr. Velasquez.

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

Issuances of Stock Options Under our 2008 Plan

In June 2008, in consideration of services provided to Balqon California, Balqon California issued options to purchase 4,166,751 shares of Balqon California’s common stock to Balwinder Samra and options to purchase 83,334 shares of common stock to Henry Velasquez.  These options vested immediately upon grant.  In connection with the Merger Transaction, all outstanding options to purchase shares of Balqon California’s common stock were converted into options to purchase shares of our common stock under our 2008 Plan.

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

Outstanding Equity Awards At Fiscal Year-End – 2008

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date
Balwinder Samra	1,388,917	$1.50	6/30/2010
	1,388,917	$2.00	6/30/2011
	1,388,917	$2.50	6/30/2012
Robert Miranda	—	—	—
Henry Velasquez	27,778	$1.50	6/30/2010
	27,778	$2.00	6/30/2011
	27,778	$2.50	6/30/2012
K. John Shukur	—	—	—

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

The following table sets forth information with respect to the beneficial ownership of our voting stock as of May 20, 2009, the date of the table, by:

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

The address of each of the following stockholders, unless otherwise indicated below, is c/o Balqon Corporation, 1420 240th Street, Harbor City, California 90710. The address for K. John Shukur is 1184 Rutland Road, Suite 2, Newport Beach, California 92660.  The address for Marlin Financial Group, Inc. is 9812 Falls Road, Suite 114-198, Potomac, Maryland 20854.  Messrs. Balwinder Samra, Miranda, Velasquez and Gruenwald are executive officers of Balqon Corporation.  Messrs. Balwinder Samra, Velasquez and Amarpal Samra are directors of Balqon Corporation.  Amarpal Samra is the brother of Balwinder Samra.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Balwinder Samra	Common	21,166,661(1)	71.30%
Robert Mirand	Common	100,000	*
Henry Velasquez	Common	416,674(2)	1.63%
Robert Gruenwald	Common	250,000	*
Amarpal Singh Samra	Common	1,562,532(3)	6.05%
Marlin Financial Group, Inc.	Common	3,045,905(4)	11.59%
K. John Shukur	Common	110,000(5)	*
All directors and executive officers as a group (5 persons)	Common	23,495,867(6)	78.11%

*	Less than 1%.
(1)	Includes 4,166,751 shares of common stock underlying options.
(2)	Includes 83,334 shares of common stock underlying options.
(3)	Includes 312,507 shares of common stock underlying options.
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

Employment, Compensation and Consulting Agreements

We are or have been a party to compensation arrangements with our directors.  See “—Compensation of Directors.”  On October 24, 2008, we entered into an executive employment agreement with each of Balwinder Samra and Henry Velasquez.  See “—Compensation of Executive Officers —Employment Agreements” for a description of Mr. Samra’s and Mr. Velasquez’s executive employment agreements.  On March 27, 2009, we entered into an executive employment agreement with Robert Gruenwald to be effective on October 24, 2008.

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

Balqon California’s Transactions Prior to the Consummation of the Merger Transaction

During the fiscal years ended December 31, 2006 and 2007, Balwinder Samra loaned $943 and $56,477, respectively, to Balqon California to fund its operations.  Between January 1, 2008 and September 30, 2008, Mr. Samra loaned an additional $1,957 to Balqon California to help fund its operations.  These loans were recorded as “Advances from Shareholder” on Balqon California’s financial statements.  As of December 31, 2008 and March  31, 2008, Mr. Samra was owed a total of $47,877 as a result of these loans.   During the fiscal year ended December 31, 2008, we paid $22,543 in principal and did not make any in interest payments under the loans provided by Mr. Samra.

Between January 1, 2008 and September 30, 2008, Miranda & Associates, a professional accountancy corporation wholly-owned by Robert Miranda, our chief financial officer, was paid a total of $38,000 in consulting fees in consideration of accounting and advisory services. As of September 30, 2008, Miranda & Associates was owed $19,875for accounting and advisory services rendered.

In June 2008, Balqon California issued options to purchase 4,166,751 shares of common stock to Balwinder Samra in consideration of services rendered.  The fair value of the options was determined to be $539,614 determined using a Black-Scholes option pricing model with the following assumptions: 3.98% average risk-free interest rate; 56.14% expected volatility; one to three year expected term, and 0% dividend yield.

In June 2008, Balqon California issued 333,340 shares of common stock and options to purchase 83,334 shares of common stock to Henry Velasquez in consideration of engineering and design consulting services rendered.  The value of the common stock was determined to be $333,340 based upon the conversion price of $1.00 per share of our convertible notes that were offered and sold in July and September 2008 prior to the closing of the Merger Transaction.  The fair value of the options was determined to be $10,792 using a Black-Scholes option pricing model with the following assumptions: 3.98% average risk-free interest rate; 56.14% expected volatility; one to three year expected term, and 0% dividend yield.

In June 2008, Balqon California issued 1,250,025 shares of common stock and options to purchase 312,507 shares of common stock to Amarpal Samra in consideration of business strategy consulting services rendered.  The value of the common stock was determined to be $1,250,025 based upon the conversion price of $1.00 per share of our convertible notes that were offered and sold in July and September 2008 prior to the closing of the Merger Transaction.  The fair value of the options was determined to be $40,471 using a Black-Scholes option pricing model with the following assumptions: 3.98% average risk-free interest rate; 56.14% expected volatility; one to three year expected term, and 0% dividend yield.

In June 2008, Balqon California issued 2,916,725 shares of common stock and warrants to purchase 729,180 shares of common stock to Marlin Financial in consideration of business strategy and financial advisory services rendered and to be rendered.  The value of the common stock was determined to be $2,916,725 based upon the conversion price of $1.00 per share of our convertible notes that were offered and sold in July and September 2008 prior to the closing of the Merger Transaction.  The fair value of the options was determined to be $94,432 using a Black-Scholes option pricing model with the following assumptions: 3.98% average risk-free interest rate; 56.14% expected volatility; one to three year expected term, and 0% dividend yield.

In August 2008, Balqon California issued 100,000 shares of common stock to Robert Miranda, its current Chief Financial Officer, in consideration of business strategy consulting services rendered.  The value of the common stock was determined to be $100,000 based upon the conversion price of $1.00 per share of our convertible notes that were offered and sold in July and September 2008 prior to the closing of the Merger Transaction.

In August 2008, Balqon California issued 250,000 shares of common stock to Robert Gruenwald in consideration of services provided.  The value of the common stock was determined be $250,000 based upon the conversion price of $1.00 per share of our convertible notes that were offered and sold in July and September 2008 prior to the closing of the Merger Transaction.

In August 2008, Balqon California issued 332,910 shares of common stock to Balwinder Samra in consideration of services rendered.  The value of the common stock was determined be $332,910 based upon the conversion price of $1.00 per share of our convertible notes that were offered and sold in July and September 2008 prior to the closing of the Merger Transaction.

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

(a)(2) and (c) Financial Statement Schedules.

Not applicable.

(a)(3) and (b) Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 15, 2008, among the Registrant, Balqon California and a newly-created, wholly-owned subsidiary of the Registrant, Balqon Acquisition Corp. (1)(###)

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated October 15, 2008, among the Registrant, Balqon California and a newly-created, wholly-owned subsidiary of the Registrant, Balqon Acquisition Corp. (2)

2.3	Asset Purchase Agreement, dated September 9, 2008, by and between Electric Motor Sports, LLC and Balqon California (7)(###)

3.1	Articles of Incorporation of the Registrant (3)

3.2	Bylaws of the Registrant (3)

4.1	Article Thirteenth of the Articles of Incorporation of the Registrant (contained in Exhibit 3.1 to this Registration Statement) (3)

4.2	Sections 2 and 6 of the Bylaws of the Registrant (contained in Exhibit 3.2 to this Registration Statement) (3)

4.3	Form of Warrants issued by Balqon California to certain security holders to purchase an aggregate of 500,000 shares of commons stock (4)(##)

4.4	Form of Warrants issued by Balqon California to certain security holders to purchase an aggregate of 810,000 shares of common stock (4)(##)

4.5	Form of Warrants issued by Balqon California to certain security holders to purchase an aggregate of 575,000 shares of common stock (4)(##)

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

Exhibit Number	Description
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

4.8	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 210,000 shares of common stock (5)

4.9	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 365,000 shares of common stock (7)

10.1	Balqon Corporation 2008 Stock Incentive Plan (4)(#)

10.2	Form of Stock Option Agreement under 2008 Stock Incentive Plan (4)(#)

10.3	Form of Indemnification Agreement for officers and directors (4)(#)

10.4	Employment Agreement, dated October 24, 2008, by and between Balwinder Samra and the Registrant (4)(#)

10.5	Employment Agreement, dated October 24, 2008, by and between Henry Velasquez and the Registrant (4)(#)

10.6	Amended and Restated Registration Rights Agreement, dated September 15, 2008, by and between Balqon California and certain security holders (7)(##)

10.7	Registration Rights Agreement, dated September 15, 2008, by and between Balqon California and certain security holders (7)(##)

10.8	Registration Rights Agreement, dated October 24, 2008, by and between Balqon California and certain security holders (4)(##)

10.9
Registration Rights Agreement dated October 24, 2008, by and between the Registrant and certain security holders (which agreement relates to the registration rights of the stockholders holding 1,400,000 shares of our common stock immediately prior to the Merger Transaction) (4)(##)

10.10	Purchase Agreement, dated June 26, 2008, between the City of Los Angeles and Balqon California (*)(##)

10.11	Purchase and Service Agreement, dated May 15, 2008, between the South Coast Air Quality Management District and Balqon California (7)(##)

10.12
Lease Agreement for 1420 240th Street, Harbor City, California 90710, between Allan D. and Gloria G. Singer, Trustees for the U.D.T. Trust dated June 6, 1984 and Balqon California dated June 17, 2008 (*)(##)

10.13	Lease agreement, dated May 21, 2007, by and between 1701 E. Edinger, LLC, and Balqon California (*)(##)

10.14	First Modification to Lease, dated June 18, 2008, by and between 1701 E. Edinger, LLC, and Balqon California (4)(##)

Exhibit Number	Description
10.15	Registration Rights Agreement, dated December 22, 2008, by and between the Registrant and certain security holders (5)

10.16	Business Financing Agreement, dated February 18, 2009, between Bridge Bank, National Association and the Registrant (6)

10.17	Business Financing Modification Agreement, dated February 26, 2009, between Bridge Bank, National Association and the Registrant (6)

10.18	Promissory Note, dated September 9, 2009, in the amount of $100,000, issued to Electric Motor Sports, LLC (7)

10.19	Employment Agreement, dated October 24, 2008, by and between Robert Gruenwald and the Registrant (7)(#)

10.20	Agreement, dated May 2007, by and between the South Coast Air Quality Management District and Balqon California (7)

10.21	Stock and Warrant Purchase Agreement, dated August 28, 2008, by and between Marlin Financial Group, Inc. and Balqon California (*)

10.22	Amendment No. 1 to Stock and Warrant Purchase Agreement, dated March 30, 2009, by and between Marlin Financial Group, Inc. and the Registrant (7)

10.23	Amendment No. 2 to Stock and Warrant Purchase Agreement, dated May 21, 2009, by and between Marlin Financial Group, Inc. and the Registrant (*)

10.24
Form of 10% Unsecured Subordinated Convertible Promissory Notes issued in March 2009, in the aggregate principal amount of $365,000, which are convertible into an aggregate of 365,000 shares of our common stock (7)

14.1	Code of Ethics (4)

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (4)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1	Consent of John Kinross-Kennedy (7)

(#)	Management contract or compensatory plan, contract or arrangement.
(##)	The rights and obligations of Balqon California under this agreement were assumed by the registrant in connection with the Merger Transaction.
(###)	The schedules to the agreement have not been filed. The agreement contains certain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representation and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise. The agreements are not intended as a document for investors to obtain factual information about the current state of affairs of the parties to the agreement. Rather, investors should look to other disclosures contained in Balqon Corporation’s reports under the Exchange Act.
(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K with the Securities and Exchange Commission filed on September 19, 2008.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K with the Securities and Exchange Commission filed on October 21, 2008.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 19, 2006.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission filed on March 3, 2009.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K with the Securities and Exchange Commission filed on March 31, 2009.

BALQON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Balqon Corporation
Santa Ana, California

We have audited the accompanying balance sheets of Balqon Corporation (the “Company”) as of December 31, 2008 (as restated) and 2007, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2008 (as restated) and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 (as restated) and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has experienced recurring losses since inception and has an accumulated deficit. These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1 to the financial statements.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 “Restatement of Financial Statements” to the financial statements, the Company has restated its 2008 financial statements.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A. Los Angeles, California March 23, 2009, except for Notes 2, 8, nd 9 as to which the date is May 18, 2009

BALQON CORPORATION
BALANCE SHEETS

	December 31, 2008 (as Restated)	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$355,615	$34
Accounts receivable	—	35,000
Inventories	1,159,601	—
Prepaid expenses	43,020	—
Total current assets	1,558,236	35,034

Property and equipment, net	89,393	21,047
Other assets:
Deposits	33,641	19,241
Intangible production costs, net	171,385	—
Goodwill	166,500	—
Total assets	$2,019,155	$75,322

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$1,225,807	$29,212
Notes payable to related parties	100,875	—
Advances from shareholder	34,877	57,420
Billings in excess of costs and estimated earnings
on uncompleted contracts	2,604	71,264
Total current liabilities	1,364,163	157,896

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 100,000,000 shares authorized,
25,518,348 and 16,667,000 shares issued and outstanding	25,518	5,000
Additional paid in capital	8,650,329	—
Accumulated deficit	(8,020,855)	(87,574)
Total shareholders’ equity (deficiency)	654,992	(82,574)
Total liabilities and shareholders’ equity (deficiency)	$2,019,155	$(75,322)

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008 (as Restated)	2007
REVENUES

Contract revenue earned	$128,660	$382,736

Sale of parts	75,000	—

Total revenues	203,660	382,736

COSTS OF REVENUES

Contract costs	69,078	280,263

Costs of parts	68,975	—

Total cost of revenues	138,053	280,263

Gross profit	65,607	102,473

OPERATING EXPENSES

General and administrative	6,897,041	182,035

Research & development	44,023	—

Reverse merger expenses	414,384	—

Depreciation and amortization	29,836	3,182

Total operating expenses	7,385,284	185,217

Loss from operations	(7,319,677)	(82,744)

Interest expense	(613,604)	—

NET LOSS	$(7,933,281)	$(82,744)

Net loss per share – basic and diluted	$(0.39)	$(0.00)

Weighted average shares outstanding, basic and diluted	20,206,507	16,667,000

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

	Common Stock, $0.001 par value		Additional	Accumulated
	Number	Amount	Paid in Capital	Deficit	Total

Balance, January 1, 2007	16,667,000	$5,000	$—	$(4,830)	$170

Net loss	—	—	—	(82,744)	(82,744)

Balance, December 31, 2007	16,667,000	5,000	—	(87,574)	(82,574)

Fair value of shares granted for services	5,333,000	5,333	5,327,667	—	5,333,000

Fair value of options and warrants granted for services			709,215	—	709,215

Fair value of conversion feature on warrants
issued with convertible notes			586,747	—	586,747

Effect of reverse merger transaction	1,400,000	13,067	(13,067)	—	—

Shares issued for cash	785,000	785	707,753	—	708,538

Shares issued upon conversion of convertible notes	1,333,348	1,333	1,332,015	—	1,333,348

Net loss	—	—	—	(7,933,281)	(7,933,281)

Balance, December 31, 2008 (as Restated)	25,518,348	$25,518	$8,650,329	$(8,020,855)	$654,992

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008 (As Restated)	2007
Cash flow from operating activities:
Net loss	$(7,933,281)	$(82,744)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	29,836	3,182
Fair value of common stock granted for services	5,333,000	—
Fair value of options and warrants granted for services	709,215	—
Amortization of Note Discount	586,747
Changes in operating assets and liabilities
Accounts receivable	35,000	(35,000)
Inventories	(1,159,601)	—
Prepaid expenses	(43,020)	—
Deposits	(14,400)	(19,241)
Accounts payable and accrued expense	1,196,595	28,412
Billings in excess of costs and estimated earnings on uncompleted contracts	(68,660)	71,264
Net cash used in operating activities	(1,328,569)	(34,127)

Cash flows from investing activities:
Acquisition of furniture, equipment and software	(82,603)	(22,316)
Acquisition of EMS	(253,465)	—
Net cash used in investing activities	(336,068)	(22,316)

Cash flows from financing activities:
Proceeds from notes payable, related parties	25,875	—
Payment of notes payable, related parties	(25,000)
Proceeds from issuance of convertible notes, net	1,333,348	—
Proceeds from sale of common stock	708,538
Advances from shareholder	(22,543)	56,477
Net cash provided by financing activities	2,020,218	56,477
Increase in cash and cash equivalents	355,581	34
Cash and cash equivalents, beginning of year	34	—
Cash and cash equivalents, end of year	$355,615	$34

Supplemental cash flow information
Interest Paid	$26,857	$—
Income taxes Paid	$—	$—

Supplemental non cash financing and investing activities
Note payable issued in connection with acquisition of EMS	$100,000	$—
Fair value of conversion feature of warrants related to issuance of convertible notes	$586,747	$586,747
Conversion of notes payable to common stock	$1,333,348	$1,333,348

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Balqon Corporation (the “Company”) was incorporated on April 21, 2005 as a California corporation and commenced business operations in 2006. The Company develops, assembles and markets heavy-duty electric vehicles, flux vector inverters and heavy-duty electric drive systems.

On July 11, 2008, the Company signed a term sheet in which the Company agreed to merge with BMR Solutions, Inc., a Nevada corporation (“BMR”).  On October 24, 2008, the Company completed the merger with BMR.  Pursuant to the merger agreement, the issued and outstanding common shares of the Company were exchanged on a one-for-one basis for common shares of BMR.  After the merger was completed, the Company’s shareholders own approximately 94% of the outstanding shares of common stock of BMR and the original shareholders of BMR own approximately 6% of the outstanding shares of common stock of BMR, not including warrants.  The transaction was accounted for as a reverse merger (recapitalization) with the Company deemed to be the accounting acquirer and BMR deemed to be the legal acquirer.  Upon the closing, BMR changed its name to Balqon Corporation.  The financial statements presented herein are those of the accounting acquirer given the effect of the issuance of 1,400,000 shares of common stock upon completion of the transaction and reflecting the net liabilities assumed of BMR of $40,365 as a cost of the reverse merger.  The Company incurred additional costs of $374,019 in connection with the reverse merger that are reflected as costs in the accompanying December 31, 2008 statement of operations.

Going Concern

For the year ended December 31, 2008, the Company had a net loss of $7,933,281 and utilized cash of $1,328,569 in operations, and had an accumulated deficit of $8,020,855 at December 31, 2008.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.  The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months, as they relate to the production of its products will continue to be significant.  If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

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

Revenues

Contract Revenue and Cost Recognition on Prototype Vehicles

In accounting for contracts, the Company follows the provisions of the AICPA’s Statement of Position 81-1 – Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”).  The Company recognizes revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion.  This method is used because management considers costs to be the best available measure of progress on its contracts.  Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion.  The Company also recognizes as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Contract costs include all direct material and labor costs.  The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues earned.

Sales of Production Units and Parts

The Company recognizes revenue from the sale of completed production units and parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectibility is reasonably assured, all of which generally occurs upon shipment of the Company’s product or delivery of the product to the destination specified by the customer.

The Company determines whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when the Company places the products with the buyer’s carrier.  The Company regularly reviews its customers’ financial positions to ensure that collectibility is reasonably assured.  Except for warranties, the Company has no post-sales obligations.

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale.  The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of March 31, 2009, the Company had no warranty reserve nor did it incur warranty expenses during the three month periods ended March 31, 2009 or 2008.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

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

Goodwill and Intangible Assets

As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, as required by SFAS No. 142, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets (continued)

In accordance with SFAS No. 142, management tests goodwill for impairment at the reporting unit level.  The Company has only one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved its reporting unit. If the calculated fair value is less than the current carrying value, impairment of the Company may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (WACC) methodology. The WACC methodology considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for the Company.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant "WACC" and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to the total market capitalization of the Company. The discounted cash flow valuation methodology and calculations will be used in 2009 impairment testing.  Our first measurement period will be in the third quarter of 2009.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of the Company’s long lived assets during the years ended December 31, 2008 and 2007.

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

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

The Company accounts for stock option and warrant grants issued and vesting to employees using SFAS No. 123(R) “Share-Based Payment” effective January 1, 2006, for all share-based payments granted based on the requirements of SFAS No. 123(R) for all awards granted to employees.

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

Financial Assets and Liabilities Measured at Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance applies to other accounting pronouncements that require or permit fair value measurements. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) finalized FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 had no effect on the Company’s financial position or results of operations.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Warrants and Derivatives

Freestanding financial instruments, such as detachable warrants, must be evaluated under the authoritative accounting literature to determine whether they should be classified as assets or liabilities (derivative accounting), temporary equity, or permanent equity. Management initially evaluates whether the instruments are covered by SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” If the instrument is not governed by SFAS No. 150, then management determines whether it meets the definition of a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  To determine whether a specific warrant agreement would follow derivative accounting under SFAS No. 133, management is required to first evaluate whether the warrant would meet the definition of equity under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Financial instruments such as warrants that are classified as permanent or temporary equity are excluded from the definition of a derivative for purposes of SFAS No. 133. Financial instruments, including warrants, that are classified as assets or liabilities are considered derivatives under SFAS No. 133, and are marked to market at each reporting date, with the change in fair value recorded in the income statement. The fair values of both the warrants and conversion benefits are calculated using a Black-Scholes Model, taking into consideration factors such as the underlying price of the company’s common stock, the exercise price for warrants or the conversion price for the conversion benefit, the company’s stock volatility (or the stock volatility of peer companies with an historical active trading market), and the risk-free interest rates available for comparable time periods.

Under EITF Issue No. 00-19, contracts that require physical settlement or net-share settlement and contracts that give the issuer the choice of settlement (in cash or shares) are classified as equity. Contracts that require net-cash settlement or that give the counterparty a choice which includes net-cash settlement are classified as assets or liabilities, not equity. If a transaction is outside the control of the issuer and there is the possibility that the issuer could net-cash settle, then for purposes EITF Issue No. 00-19 it is assumed that the issuer will have to net-cash settle, which may preclude accounting for a contract as equity of the company except in certain circumstances where the existing common stockholders would also receive cash. Management’s judgment is required in evaluating the terms of freestanding instruments, such as warrants, and the application of authoritative accounting literature.  The outstanding warrants to purchase shares of our common stock do not contain provisions for cash settlement.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

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

For the years ended December 31, 2008 and 2007, contract revenue earned was from one development contract with the South Coast Air Quality Management District (“AQMD”).   For the year ended December 31, 2008, sale of parts were to one customer.

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

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

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s results of operations, financial position, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

On May 18, 2009, the management of the Company, concluded, with the concurrence of the Audit Committee of the Company’s Board of Directors, that an accounting error had been made in the Company’s historical financial statements in relation to the recording of the value of stock-based compensation awarded in June and August 2008, and in the recording of a note discount related to a beneficial conversion feature and associated warrants issued with certain convertible notes during 2008. As result, the Company’s financial statements for the year ended December 31, 2008 are being amended and restated.

The restatements reflect a change to the fair value of common stock that was used to calculate the fair value of certain stock instruments issued during 2008. In June and August 2008 when the stock based compensation was awarded, an active market for the Company’s common stock did not exist.  Therefore, in its application of SFAS No. 123(R) and APB No. 14, the Company used an alternative valuation method to calculate the fair value of the common stock issued during June and August 2008, and in its assumptions included in its Black-Scholes valuation model to value the stock options and warrants during 2008. The alternative valuation method included consideration of a valuation conducted by a third-party specialist in August, 2008.  The Company valued the underlying shares of its common stock at $.015 based upon this valuation. The Company has subsequently concluded that the $1.00 conversion price per share of common stock of the Company’s convertible notes that were offered and sold in July and September 2008 (and converted by October 31, 2008) and the sale of common stock and warrants made in October and December 2008 were better indicators of the fair value of the Company’s common stock, and such value is now used in determining the value of the shares of common stock issued in June and August 2008, the options issued in June 2008, and in the calculation of the note discount related to a beneficial conversion feature and associated warrants issued with the convertible notes during 2008.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

As such, the Company is restating its previously issued December 31, 2008 financial statements to reflect a fair value of $1.00 per common share in accounting for the compensation costs of shares issued for services during the year, in its option pricing models to determine the fair value of options and warrants issued for services, and in calculating the relative value of the warrants and conversion feature of its convertible notes.  The effects of the restatement on the previously filed annual report on Form 10-K for the year ended December 31, 2008 are shown below:

	December 31, 2008
ASSETS	(As initially reported)	(Adjustment)		(As restated)
Current assets
Cash and cash equivalents	$355,615			$355,615
Accounts receivable	—			—
Inventories	1,159,601			1,159,601
Prepaid expenses	43,020			43,020
Total current assets	1,558,236			1,558,236
Property and equipment, net	89,393			89,393
Other assets:
Deposits	33,641			33,641
Intangible production costs, net	171,385			171,385
Goodwill	166,500			166,500
Total assets	$2,019,155			$2,019,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,225,807			$1,225,807
Notes payable to related parties	100,875			100,875
Advances from shareholder	34,877			34,877
Billings in excess of costs and estimated earnings
on uncompleted contracts	2,604			2,604
Total current liabilities	1,364,163			1,364,163

SHAREHOLDERS’ EQUITY
Common stock	25,518			25,518
Additional paid in capital	2,122,869	6,527,460	(1,2,3)	8,650,329
Accumulated deficit	(1,493,395)	(6,527,460)		(8,020,855)
Total shareholders’ equity	654,992			654,992
Total liabilities and shareholders’ equity	$2,019,155			$2,019,155

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2008
	(As initially reported)	(Adjustment)		(As restated)
REVENUES

Contract revenue earned	$128,660			$128,660

Sale of parts	75,000			75,000

Total revenues	203,660			203,660

COSTS OF REVENUES

Contract costs	69,078			69,078

Costs of parts	68,975			68,975

Total cost of revenues	138,053			138,053

Gross profit	65,607			65,607

OPERATING EXPENSES

General and administrative	956,328	5,940,713	(1, 2)	6,897,041

Research and development	44,023			44,023

Reverse merger expenses	414,384			414,384

Depreciation and amortization	29,836			29,836

Total operating expenses	1,444,571	5,940,713		7,385,284

Loss from operations	(1,378,964)	(5,940,713)		(7,319,677)

Interest expense	(26,857)	586,747	(3)	(613,604)

NET LOSS	$(1,405,821)	(6,527,460)		$(7,933,281)

Net loss per share – basic and diluted	$(0.07)	$(0.31)		$(0.39)

Weighted average shares outstanding, basic and diluted	20,206,507			20,206,507

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

	Year Ended December 31, 2008
	(As initially reported)	(Adjustments)		(As restated)
Cash flow from operating activities:
Net loss	$(1,405,821)	(6,527,460)		$(7,933,281)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	29,836			29,836
Fair value of common stock granted for services	77,596	5,255,404	(1)	5,333,000
Fair value of options and warrants granted for services	23,906	685,309	(2)	709,215
Fair value of beneficial conversion feature of warrants	—	586,747	(3)	586,747
Changes in operating assets and liabilities
Accounts receivable	35,000			35,000
Inventories	(1,159,601)			(1,159,601)
Prepaid expenses	(43,020)			(43,020)
Deposits	(14,400)			(14,400)
Accounts payable and accrued expense	1,196,595			1,196,595
Billings in excess of costs and estimated earnings on
uncompleted contracts	(68,660)			(68,660)
Net cash used in operating activities	(1,328,569)			(1,328,569)

Cash flows from investing activities:
Acquisition of furniture, equipment and software	(82,603)			(82,603)
Acquisition of EMS	(253,465)			(253,465)
Net cash used in investing activities	(336,068)			(336,068)

Cash flows from financing activities:
Proceeds from notes payable, related parties	25,875			25,875
Payment of notes payable, related parties	(25,000)			(25,000)
Proceeds from issuance of convertible notes, net	1,333,348			1,333,348
Proceeds from sale of common stock	708,538			708,538
Advances from shareholder	(22,543)			(22,543)
Net cash provided by financing activities	2,020,218			2,020,218

Increase in cash and cash equivalents	355,581			355,581
Cash and cash equivalents, beginning of year	34			34
Cash and cash equivalents, end of year	$355,615			$355,615

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Description of adjustments:

1.	To record $5,255,404 of additional stock-based compensation for the value of common stock, stock options, and warrants issued during 2008.

2.	To record $685,309 of additional stock-based compensation for the value of stock options and warrants granted during 2008.

3.	To record $586,747 of beneficial conversion feature interest costs on convertible debentures that were converted to common stock during the year.

NOTE 3 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

In May 2007, the Company entered into a $527,000 contract with the AQMD to develop a prototype zero-emissions short-range heavy-duty all-electric truck used for hauling fully loaded 40-foot cargo containers around the Port of Los Angeles.  This contract is being accounted for under the percentage of completion method.  At December 31, 2008, the contract was estimated to be approximately 98% complete.

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
Included in accompanying balance sheets under the following captions:
Billings in excess of costs and estimated earnings on uncompleted contracts	$2,604	$71,264

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 4 - PROPERTY AND EQUIPMENT

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

NOTE 5 – BUSINESS ACQUISITION

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

The results of operations of EMS are included in the financial statements of Balqon Corporation for the period of September 9, 2008 through December 31, 2008. During this period the Company did not engage in the business of selling flux vector inverters. The expenses of EMS during the period since the acquisition are primarily the salary and related benefits of the Company’s Vice President Research and Development, Mr. Robert Gruenwald.

The purchase price of the assets was $350,000, of which $250,000 was paid in cash and the Company issued an unsecured promissory note for the balance of $100,000 is due in two installments of $50,000 each on April 10, 2009 and May 10, 2009 (see Note 6).  The $350,000 purchase price, together with legal costs of $3,465 incurred in connection with this asset purchase, resulted in a total purchase price of the EMS assets of $353,465. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price of the assets.  The methods used to value the assets acquired in this transaction included the discounted cash flow and excess earnings methods. The intellectual property assets acquired included all (i) patents, patent applications, patent disclosures and inventions, (ii) trademarks, service marks, trade dress, trade names, logos and corporate names and registrations together with all of the goodwill associated therewith, (iii) copyrights and copyrightable works, (iv) trade secrets, ideas, formulas, compositions, inventions, know-how, manufacturing and production processes and techniques, research and development information, drawings, specifications, designs, plans, proposals, technical data, and other related intangible properties.  Based on management’s assessment, including the utilization of the results of the independent valuation report, the Company allocated the purchase price to the following assets as of the acquisition date as follows:

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 5 – BUSINESS ACQUISITION (continued)

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

Pro-forma statements of operations for the current and prior periods, as though the business acquisition had been completed as of the beginning of the earliest period presented are as follows:

	2008 (Unaudited)	2007 (Unaudited)
Revenues	$332,596	$494,585
Cost of revenues	240,135	337,954
Gross profit	92,461	156,631
Operating expenses	7,356,132	233,710
Other (expense)	(613,604)	—
Net (loss)	$(7,877,275)	$(77,079)
Net loss per share – basic and diluted	$(0.38)	$(0.00)

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 6 – NOTES PAYABLE TO RELATED PARTIES

Notes payable consists of the following at:

	December 31, 2008	December 31, 2007
Note payable to a shareholder, unsecured, interest at 6%
per annum payable at maturity, due December 6, 2008	$875	$—

Note payable to a shareholder, issued in connection with
the acquisition of EMS (see Note 5), unsecured, interest at
the prime rate (5% at December 31, 2008) per annum, payable
at maturity, due in two principal installments; $50,000 on
April 10, 2009 and $51,000 on May 10, 2009, plus accrued interest	100,000	—

Total notes payable	$100,875	$—

NOTE 7 – INCOME TAXES

At December 31, 2008, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $8,091,000 for Federal and for state purposes. The Federal carryforward expires in 2027 and the state carryforward expires in 2017. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will be able to realize the tax benefit of the carryforwards.

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

Significant components of the Company’s deferred income tax assets are as follows:

	December31, 2008	December31, 2007
Deferred income tax asset:
Net operating loss carryforward	$3,220,000	$83,230
Valuation allowance	(3,220,000)	(83,230)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended December 31,
	2008	2007
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(5.8)%	—%
Increase in the valuation allowance	39.8%	34.0%
Effective tax rate	—%	—%

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

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

NOTE 8 – SHAREHOLDERS’ EQUITY

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

Shares Issued For Services

On June 4, 2008, the Company issued 4,500,090 shares of common stock to consultants for services rendered. The shares were valued at $4,500,090. Included in the 4,500,090 shares of common stock granted to consultants on June 4, 2008, are 1,250,025 shares of common stock, valued at $1,250,025, that were granted to the brother of the founding shareholder. On August 28, 2008, the Company issued 500,000 shares of common stock valued at $500,000 to three consultants for services rendered. Also on August 28, 2008, the Company issued 332,910 shares of common stock valued at $332,910 to its Chief Executive Officer and founding shareholder.

The Company was private on the date the shares discussed above were granted and there was no readily available market quotations for the Company’s shares of common stock.  As such, the shares granted prior to the reverse merger transaction were valued by management at $1.00 per share, which valuation was based upon the conversion price of $1.00 per share of  our convertible notes that were offered and sold in July and September 2008 (and converted by October 31, 2008), which management believes is the best indicator of the fair value of our common shares at the measurement date.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

Shares Issued For Cash

During 2008, the Company raised aggregate net proceeds of $708,538 (after closing costs) through the issuance of 785,000 shares of its common stock.  The shares were sold in units that allowed the investor to acquire one share of common stock and one warrant to acquire one share of common stock at a price of $1.00 per unit as follows:

(A)
On October 24, 2008, immediately preceding the closing of the merger with Balqon Corporation (formerly BMR) (see Note 1), the Company raised an aggregate of $575,000 through the issuance of 575,000 shares of common stock at $1.00 per share to six accredited investors (the “October Private Placement”). In connection with this offering, the Company also issued three-year warrants to purchase an aggregate of 575,000 shares of common stock at an exercise price of $1.50 per share (the “October Warrants”).

(B)
On December 22, 2008, Balqon Corporation (formerly BMR) raised an aggregate of $210,000 through the issuance of 210,000 shares of common stock at $1.00 per share to ten accredited investors (the “December Private Placement”). In connection with this offering, Balqon Corporation (formerly BMR) also issued three-year warrants to purchase an aggregate of 210,000 shares of common stock at an exercise price of $1.50 per share (the “December Warrants”).

Shares Issued Upon Conversion of Convertible Notes

During July and September 2008, the Company raised an aggregate of $1,310,000 through the issuance to accredited investors of senior secured convertible promissory notes (the “July Private Placement” and the “September Private Placement”). The notes were due January 2, 2009, bore interest at a rate of 10% per annum that was due at maturity, and were secured by substantially all of the assets of the Company.  The notes were convertible into shares of common stock of the Company at a conversion price of $1.00 per share.  In connection with the placement, the Company also issued warrants to acquire 1,310,000 shares of common stock at an exercise price of $1.50 per share. The conversion price is only subject to adjustment based on stock splits, stock dividends, spinoff, rights offering, or recapitalization through a large, nonrecurring cash dividend.

 On October 24, 2008, the notes issued in the July and September Private Placements, including accrued interest thereon, were converted into an aggregate of 1,333,348 shares of common stock of the Company.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

Shares Issued Upon Conversion of Convertible Notes (continued)

The Company determined that the relative fair value of the warrants was $293,374.  The relatively fair value was determined using the methodology prescribed by APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  These amounts were calculated by a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 58.43%, a risk free interest rate of 2.42%, and no expected dividend yield. Because the Company was private on the date the warrants were granted and there was no readily available market quotations for the Company’s shares of common stock, the fair value of the warrants granted were valued using a fair value of $1.00 per share, which is based the value per common share paid by third party investors upon the closing of the merger transaction on October 24, 2008.  The relative value of the warrants of $293,374 and the beneficial conversion feature of $293,374 was recorded by the Company as a loan discount of  $586,748, which the Company was to amortize to interest expense over the original life of the loan.  The Company amortized note discount of $138,663 through October 24, 2008, the date at which the notes were converted, and expensed the remainder of the loan discount of $448,085 at the date of conversion.  As such $586,748 was reflected as interest expense in the accompanying statement of operations for the year ending December 31, 2008

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock Options

At December 31, 2008, options shares outstanding are as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2008	—	—
Granted	4,562,592	$2.00
Exercised	—	—
Cancelled	—	—
Balance at December 31, 2008	4,562,592	$2.00

On June 4, 2008, the Company granted options to purchase 4,562,592 shares of common stock at $1.50 to $2.50 per share to an employee and two consultants. The options vested immediately on the date granted, and expire between June 30, 2010 and June 30, 2012.  The Company determined that the fair value of the options issued was $586,747 calculated by a Black-Scholes option pricing model using as assumptions an expected life of one to three years, an industry volatility of 58.43%, a risk free interest rate of 2.42%, and no expected dividend yield. Because the Company was private on the date the options were granted and there was no readily available market quotations for the Company’s shares of common stock, the Black-Scholes calculation of the fair value of the options granted includes the assumption that the fair value of the underlying common shares was $1.00 per share, which is based on the conversion price of $1.00 per share of the convertible notes that were offered and sold in July and September 2008 (and converted by October 31, 2008), which management believes is the best indicator of the fair value of its common shares at the measurement date.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

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

At December 31, 2008, the aggregate intrinsic value of the 4,562,592 options outstanding and exercisable was $590,877.  At December 31, 2008, all options were vested and there were no unvested options outstanding.

Warrants

At December 31, 2008, warrants shares outstanding are as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2008	—	—
Granted	3,008,778	$1.50
Exercised	—	—
Cancelled	—	—
Balance at December 31, 2008	3,008,778	$1.50

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

On June 4, 2008, the Company granted a warrant to purchase 729,180 shares of the Company’s common stock at an exercise price of $1.50 to $2.50 per share to a consultant (the “Marlin Warrants”). The Company determined that the fair value of the warrants issued to this consultant was $94,432 as calculated by a Black-Scholes option pricing model using as assumptions an expected life of one to three years, an industry volatility of 58.43%, a risk free interest rate of 2.42%, and no expected dividend yield. Because the Company was private on the date the options were granted and there was no readily available market quotations for the Company’s shares of common stock, the Black-Scholes of the fair value of the options granted includes the assumption that the fair value of the underlying common shares was $1.00 per share, $1.00 per share, which is based on the value per common share paid by third party investors upon the closing of the merger transaction on October 24, 2008.

On September 15, 2008, the Company issued warrants to purchase 1,310,000 shares of the Company’s common stock at an exercise price of $1.50 per share in connection with the issuance of convertible promissory notes entered into with investors on July 11, 2008 and September 15, 2008 (see Note 8).

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

During 2008, the Company sold units to acquire one share of common stock and one warrant to acquire a share of common stock at a price of $1 per unit (see Note 8). In connection with the sale of these units, on October 24, 2008, the Company issued three-year warrants to purchase 575,000 shares of the Company’s common stock at an exercise price of $1.50 per share in connection with the issuance of 575,000 common shares to six accredited investors.  On December 22, 2008, the Company issued three-year warrants to purchase an aggregate of 210,000 shares of common stock at an exercise price of $1.50 per share.  The Company did not allocate a value to these warrants since the amount would be an allocation between paid in capital of the common stock and warrants, and have no effect on the overall paid in capital.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

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

At December 31, 2008, the aggregate intrinsic value of the warrants outstanding and exercisable was $705,085.

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

On May 14, 2008, the Company entered into an agreement with the AQMD to manufacture and deliver one  electric yard hostler and associated equipment including batteries, battery chargers , and equipment maintenance services for a total of $300,000. The Company will recognize revenues from the sale of this vehicle and associated equipment at the time that delivery of the product has occurred and title has transferred. The Company also agreed to pay the AQMD a royalty fee of $1,000 per electric vehicle it sells to a purchaser other than the City of Los Angeles or the AQMD.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

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

Leases

The Company currently leases facilities located in Santa Ana, California under a lease that expires on May 31, 2009. The lease has a current monthly payment of $3,206. On July18, 2008, the Company entered into a three-year lease of a manufacturing facility located in Harbor City, California that expires on July 31, 2011. The lease has a base monthly rent of $10,540.

Rent expense for the years ended December 31, 2008 and 2007 was $98,008 and $25,787, respectively.

The following is a schedule by years of future minimum rental payments required under the non-cancelable operating leases described above as of December 31, 2008:

Years ending December 31:
2009	$96,833
2010	139,440
2011	122,880
2012	71,680
Thereafter	—

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 11 - SUBSEQUENT EVENTS

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 (AS RESTATED) AND 2007

NOTE 11 - SUBSEQUENT EVENTS (continued)

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

Sale of 10% Unsecured Subordinated Convertible Promissory Notes

Between March 25, 2009 and May 20, 2009, the Company entered into agreements with 18 accredited investors for the sale by the Company of an aggregate of $365,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 365,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 365,000 shares of the Company’s common stock at an exercise price of $1.50 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of May, 2009.

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

Name	Title	Date

/s/ BALWINDER SAMRA	President, Chief Executive Officer and	May 21, 2009
Balwinder Samra	Director (principal executive officer)

/s/ ROBERT MIRANDA	Chief Financial Officer (principal financial	May 21, 2009
Robert Miranda	officer and principal accounting officer)

/s/ HENRY VELASQUEZ	Director	May 21, 2009
Henry Velasquez

/s/ AMARPAL SINGH SAMRA	Director	May 21, 2009
Amarpal Singh Samra

BALQON CORPORATION
EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description
10.10	Purchase Agreement, dated June 26, 2008, between the City of Los Angeles and Balqon California
10.12	Lease Agreement for 1420 240th Street, Harbor City, California 90710, between Allan D. and Gloria G. Singer, Trustees for the U.D.T. Trust dated June 6, 1984 and Balqon California dated June 17, 2008
10.13	Lease agreement, dated May 21, 2007, by and between 1701 E. Edinger, LLC, and Balqon California
10.21	Stock and Warrant Purchase Agreement, dated August 28, 2008, by and between Marlin Financial Group, Inc. and Balqon California
10.23	Amendment No. 2 to Stock and Warrant Purchase Agreement, dated May 21, 2009, by and between Marlin Financial Group, Inc. and Registrant
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002