Form 10-Q
period 2009-03-31
BALQON CORP.
filed 2009-05-22
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ________

Commission File Number: 000-52337

BALQON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0989901 (I.R.S. Employer Identification No.)

1420 240th Street, Harbor City, California, 90710
(Address of principal executive offices) (Zip Code)

(310) 326-3056
(Registrant’s telephone number, including area code)

1701 E. Edinger Avenue, Unit E-3, Santa Ana, California 92705
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 20, 2009, there were 25,518,348 shares of the issuer’s common stock issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, or SEC, on May 22, 2009, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

i

TABLE OF CONTENTS

		Page
PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Item 4T.	Controls and Procedures	25

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Exhibits Filed with this Report

ii

ITEM 1.	FINANCIAL STATEMENTS

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$39,749	$355,615
Accounts receivable	775,750	—
Inventories	724,992	1,159,601
Prepaid expenses	21,962	43,020
Total current assets	1,562,453	1,558,236
Property and equipment	90,721	89,393
Other assets:
Deposits	33,641	33,641
Intangible production costs, net of $31,160 and $15,580 of
accumulated amortization, respectively	155,805	171,385
Goodwill	166,500	166,500
Total assets	$2,009,120	$2,019,155
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,281,137	$1,225,807
Loan payable, Bridge Bank	497,038	—
Notes payable to related parties	100,000	100,875
Advances from shareholder	25,877	34,877
Billings in excess of costs and estimated earnings on uncompleted contracts	2,604	2,604
Total current liabilities	1,906,656	1,364,163

Long-term liabilities
Senior secured convertible promissory notes, net of discount	—	—
Total liabilities	1,906,656	1,364,163
SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized,
25,518,348 shares issued and outstanding	25,518	25,518
Additional paid in capital	8,700,329	8,650,329
Accumulated deficit	(8,623,383)	(8,020,855)
Total shareholders' equity	102,464	654,992
Total liabilities and shareholders' equity	$2,009,120	$2,019,155

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES	$776,650	$60,000

COST OF REVENUES	747,620	11,446

GROSS PROFIT	29,030	48,554

OPERATING EXPENSES:

General and administrative	546,125	104,794

Research & development	60,945	—

Depreciation and amortization	23,238	—

Total operating expenses	630,308	104,794

Loss from operations	(601,278)	(56,240)

Interest expense	(1,250)	—

NET LOSS	$(602,528)	$(56,240)

Net loss per share-basic and diluted	$0.02	$0.00

Weighted average shares outstanding, basic and diluted	25,518,348	16,667,000

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (Unaudited)

			Additional
	Common Stock		Paid in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance, December 31, 2008	25,518,348	$25,518	$8,650,329	$(8,020,855)	$654,992

Fair value of beneficial conversion feature
and warrants, recorded as note discount			50,000		50,000

Net loss	—	—	—	(602,528)	(602,528)

Balance, March 31, 2009 (unaudited)	25,518,348	$25,518	$8,700,329	$(8,623,383)	$102,464

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flow from operating activities:
Net loss	$(602,528)	$(56,240)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	23,238	—
Changes in operating assets and liabilities
Accounts receivable	(775,750)	35,000
Inventories	434,609	—
Prepaid expenses	21,058	—
Accounts payable and accrued expense	55,330	92,969
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(68,975)
Net cash provided by (used in) operating activities	(844,043)	2,754
Cash flows from investing activities:
Acquisition of furniture, equipment and software	(8,986)	—
Net cash used in investing activities	(8,986)	—
Cash flows from financing activities:
Net proceeds on loan payable	497,038	—
Proceeds from senior secured promissory notes	50,000	—
Repayment of note payable to related party	(875)	—
Advances from shareholder	(9,000)	2,448
Net cash provided by financing activities	537,163	2,448
Increase (decrease) in cash and cash equivalents	(315,866)	5,202
Cash and cash equivalents, beginning of period	355,615	34
Cash and cash equivalents, end of period	$39,749	$5,236
Supplemental cash flow information
Interest paid	$—	$—
Income taxes paid	$—	$—
Supplemental non-cash investing and financing information
Fair value of beneficial conversion and warrants recorded as note discount	$50,000	$—

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Balqon Corporation (the “Company”) was incorporated on April 21, 2005 as a California corporation and commenced business operations in 2006. The Company develops, assembles and markets heavy-duty electric vehicles, flux vector inverters and heavy-duty electric drive systems.

On July 11, 2008, the Company signed a term sheet in which the Company agreed to merge with BMR Solutions, Inc., a Nevada corporation (“BMR”).  On October 24, 2008, the Company completed the merger with BMR.  Pursuant to the merger agreement, the issued and outstanding common shares of the Company were exchanged on a one-for-one basis for common shares of BMR.  After the merger was completed, the Company’s shareholders own approximately 94% of the outstanding shares of common stock of BMR and the original shareholders of BMR own approximately 6% of the outstanding shares of common stock of BMR, not including warrants.  The transaction was accounted for as a reverse merger (recapitalization) with the Company deemed to be the accounting acquirer and BMR deemed to be the legal acquirer.  Upon the closing, BMR changed its name to Balqon Corporation.  The financial statements presented herein are those of the accounting acquirer given the effect of the issuance of 1,400,000 shares of common stock upon completion of the transaction and reflecting the net liabilities assumed of BMR of $40,365 as a cost of the reverse merger. In addition, the Company incurred expenses of $374,019  in connection with the reverse merger.

Going Concern

For the three months ended March 31, 2009 and for the year ended December 31, 2008, the Company recorded net losses of $602,528 and $7,933,281, respectively, and had a working capital deficit of $344,503, and an accumulated deficit of $8,623,383 at March 31, 2009.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.  The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months, as they relate to the production of our products will continue to be significant.  If adequate funds are not available to satisfy either medium or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cut back our operations.  Subsequent to March 31, 2009, the Company received $315,000 from the issuance of  subordinated unsecured convertible promissory notes. (See Note 10).

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The condensed balance sheet information as of December 31, 2008 was derived from the audited financial statements included in the Company's restated financial statements as of and for the years ended December 31, 2008 and 2007 included in Amendment No. 1 to Form 10-K filed with the SEC on May 22, 2009. These financial statements should be read in conjunction with that report.

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

Revenues

Contract Revenue and Cost Recognition on Prototype Vehicles

In accounting for contracts, the Company follows the provisions of the AICPA’s Statement of Position 81-1 – Accounting for Performance of Construction-Type and Certain Production-Type Contracts.  The Company recognizes revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion.  This method is used because management considers costs to be the best available measure of progress on its contracts.  Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion.  The Company also recognizes as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

Contract costs include all direct material and labor costs.  The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues earned.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Inventories consist of the following:

	March 31, 2009 (unaudited)	December 31, 2008
Raw materials	$624,613	$1,044,816
Work in process	100,379	—
In-transit	—	114,785
	$724,992	$1,159,601

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets (continued)

In accordance with SFAS No. 142, management tests goodwill for impairment at the reporting unit level.  The Company has only one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved its reporting unit. If the calculated fair value is less than the current carrying value, impairment of the Company may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for the Company.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to the total market capitalization of the Company. The discounted cash flow valuation methodology and calculations will be used in 2009 impairment testing.  The Company’s first measurement period will be in the third quarter of 2009.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of the Company’s long lived assets at March 31, 2009 or December 31, 2008.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants. As of March 31, 2009, common stock equivalents composed of options convertible into 4,562,592 shares of the Company’s common stock, warrants convertible into 3,058,778 shares of the Company's common stock and notes convertible into 50,000 shares of the Company’s common stock. For the three month periods ended March 31, 2009 and 2008, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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

The Company accounts for stock option and warrant grants issued and vesting to employees using SFAS No. 123(R), “Share-Based Payment” effective January 1, 2006, for all share-based payments granted based on the requirements of SFAS No. 123(R) for all awards granted to employees.

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

For the three months ended March 31, 2009 and 2008, revenues are from contracts with the City of Los Angeles and the South Coast Air Quality Management District (“AQMD”).

For the three months ended March 31, 2009 14.8%  of cost of sales incurred were to a single vendor.  At March 31, 2009, accounts payable to this vendor represented 25.7% of total accounts payable.  At March 31, 2009, three other vendors had balances representing 31%, 18%, and 9%, respectively, of total accounts payable.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2007, SFAS No. 141R, “Business Combinations (revised 2007)” was issued.  SFAS No. 141R replaces SFAS No. 141, “Business Combinations.”  SFAS No. 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS No. 141R may impact our reporting in future financial periods, the Company has determined that the standard did not have any impact on its historical consolidated financial statements at the time of adoption.

In April 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although FSP 142-3 may impact the Company’s reporting in future financial periods, the Company has determined that the standard did not have any impact on its historical consolidated financial statements at the time of adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

	March 31, 2009 (Unaudited)	December 31, 2008
Computer equipment and software	$61,376	$52,390
Office furniture	26,725	26,725
Machinery	6,395	6,395
Leasehold improvements	21,711	21,711
Total property and equipment, cost	116,207	107,221
Less: accumulated depreciation	(25,486)	(17,828)
Property and equipment, net	$90,721	$89,393

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2009 and 2008 was $7,658 and $0, respectively.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 3 – BUSINESS ACQUISITION

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

The following unaudited pro forma operating data shown below presents the results of operations for the three months ended March 31 2008, as if the acquisition of EMS had occurred on the last day of the immediately preceding fiscal period.  Accordingly, transaction costs related to the acquisition are not included in the loss from operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

March 31, 2008 (Unaudited)
Revenues	$123,000
Net loss	$(66,000)
Net loss per share-basic and diluted	$(0.00)
Weighted average shares outstanding-basic and diluted	16,667,000

NOTE 4 – LOAN PAYABLE – BRIDGE BANK

On February 25, 2009, the Company executed a Business Financing Agreement, dated February 18, 2009, with Bridge Bank, National Association (the “Lender”) (the “Initial Agreement”).  On February 27, 2009, the Company executed a Business Financing Modification Agreement, dated February 26, 2009, which modified the Initial Agreement (the “Modification Agreement,” and together with the Initial Agreement, the “Credit Agreement”).  The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $5,000,000 (the “Credit Facility”).  Under the terms of the Credit Agreement, the Company may not borrow in excess of $500,000 unless and until the Company receives an executed term sheet with respect to an equity financing of at least $2,500,000 on terms and conditions acceptable to the Lender.  At March 31, 2009, $497,038 was outstanding and $2,962 was available under the terms of the Credit Facility.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 4 – LOAN PAYABLE – BRIDGE BANK (continued)

The Credit Facility is formula-based and generally provides that the outstanding borrowings under the Credit Facility may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  The Credit Facility is secured by a continuing first priority security interest in all the Company’s personal property (subject to customary exceptions).  Interest on the Credit Facility is payable monthly, at the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum (6% at March 31, 2009).  The Credit Agreement matures on February 24, 2010 and may be terminated at any time by either party to the Credit Agreement.

NOTE 5 - UNSECURED SUBORDINATED CONVERTIBLE PROMISSORY NOTES

The amounts payable under these notes, less the beneficial conversion feature attributable to the value of the warrants is as follows:

	March 31, 2009 (unaudited)	December 31, 2008
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012	$50,000	$—
Less: beneficial conversion feature attributable to the value of warrants	(50,000)	—
Total notes payable	$—	$—

In March 2009, the Company entered into agreements with three accredited investors for the sale by the Company of an aggregate of $50,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 50,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The conversion price is only subject to adjustment based on stock splits, stock dividends, spin-off, rights offering, or recapitalization through a large, nonrecurring cash dividend.

The Company determined that the relative fair value of the warrants was $31,132.  The relatively fair value was determined using the methodology prescribed by APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  The Company determined the initial fair value of the beneficial conversion feature was approximately $18,868.  These amounts were calculated by a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 54.39%, a risk free interest rate of 1.15%, and no expected dividend yield. The relative value of the warrants of $31,132 and the beneficial conversion feature of $18.868 was recorded by the Company as a loan discount of  $50,000, which the Company will amortize to interest expense over the original life of the loan.  At March 31, 2009, the total discount of $50,000 is offset against the balance of the convertible notes.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 6 – NOTE PAYABLE - RELATED PARTIES, UNSECURED

Note payable, unsecured, consists of the following at:
	March 31, 2009 (Unaudited)	December 31, 2008
Notes payable to a shareholder, un secured, interest at 6% per annum payable at maturity, due December 6, 2008	$—	$875
Note payable to a shareholder, issued in conjunction with the acquisition of EMS (see Note 3), unsecured, interest at the prime rate (5% at March 31, 2009) per annum, payable at maturity, due in two principal installments: $50,000 on May 15, 2009 and $50,000 on June 15th, plus interest.	100,000	100,000
Total notes payable	$100,000	$100,875

NOTE 7 – INCOME TAXES

At March 31, 2009, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $8,789,000 for Federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will be able to realize the tax benefit of the carryforwards.

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

Significant components of the Company’s deferred income tax assets are as follows:

March 31, 2009 (Unaudited)
Deferred income tax asset:
Net operating loss carryforward	$3,498,000
Valuation allowance	(3,498,000)
Net deferred income tax asset	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

Three Months Ended March 31, 2009
Tax expense at the U.S. statutory income tax	(34.0)%
State tax net of federal tax benefit	(5.8.)%
Effective tax rate	39.8%

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 7 – INCOME TAXES (continued)

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2009, the Company does not have a liability for unrecognized tax benefits.

NOTE 8 – STOCK OPTIONS AND WARRANTS

Stock Options

At March 31, 2009, options shares outstanding are as follows:

	Shares	Average Exercise Price
Balance at January 1, 2009	4,562,592	$2.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at March 31, 2009 (unaudited)	4,562,592	$2.00

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$1.50	1,520,864	$1.50	1.0	1,520,864	$1.50
$2.00	1,520,864	$2.00	2.0	1,520,864	$2.00
$2.50	1,520,864	$2.50	3.0	1,520,864	$2.50
	4,562,592			4,562,592

At March 31, 2009, the aggregate intrinsic value of the 4,562,592 options outstanding and exercisable was $3,901,153.  At March 31, 2009, all options were vested and there were no unvested options outstanding.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

NOTE 8 – STOCK OPTIONS AND WARRANTS (continued)

Warrants

At March 31, 2009, warrants shares outstanding are as follows:

	Shares	Average Exercise Price
Balance at January 1, 2009	3,008,778	$1.50
Granted	50,000	$1.50
Exercised	—	—
Cancelled	—	—
Balance at March 31, 2009 (unaudited)	3,058,778	$1.50

The following table summarizes information about stock warrants outstanding and exercisable as of March 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$1.50	2,449,594	$1.50	2.8	2,449,594	$1.50
$2.00	304,592	$2.00	2.0	304,592	$2.00
$2.50	304,592	$2.50	3.0	304,592	$2.50
	3,058,778			3,058,778

At March 31, 2009, the aggregate intrinsic value of the warrants outstanding and exercisable was $3,672,462.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On June 25, 2008, the Company entered into an agreement with the City of Los Angeles to produce and deliver 20 electric yard hostlers, 5 short-haul electric drayage trucks, and associated equipment including chargers, batteries and controllers for a total of $5,383,750.  In September 2008, the Company began work on the first units it intends to produce and expects to deliver all the vehicles and associated equipment to the City of Los Angeles during 2009.

The Company has agreed to pay to each of the City of Los Angeles and the AQMD a royalty fee of $1,000 per electric vehicle it sells to a purchaser other than the City of Los Angeles or the AQMD.

NOTE 10 - SUBSEQUENT EVENTS

Between April 1, 2009 and May 20, 2009, the Company entered into agreements with 15 accredited investors for the sale by the Company of an aggregate of $315,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 315,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 315,000 shares of the Company’s common stock at an exercise price of $1.50 per share.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes to financial statements included elsewhere in this report.  This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section of our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

Any of the factors described above, elsewhere in this report or in the “Risk Factors” section of our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

We currently develop, assemble and market heavy-duty electric vehicles, flux vector inverters, and heavy-duty electric drive systems.  We currently sell our heavy-duty electric vehicles and plan to begin selling our other products in the near future.  In May 2007, we entered into an agreement with the South Coast Air Quality Management District, or AQMD, to develop and test a heavy-duty zero emissions electric drayage tractor.  Under the terms of an agreement with the AQMD, which agreement is referred to in this report as the AQMD Development Agreement, the AQMD agreed to pay us up to $527,000 for the development and testing of the heavy-duty drayage tractor.  The Port of Los Angeles agreed with the AQMD to fund 50% of the total development costs.  All of our revenues for the three months ended March 31, 2008 were associated with the AQMD Development Agreement.  All of our revenues for the three months ended March 31, 2009 were from the sale of a battery charger system and one electric trucks to the Port of Los Angeles. The revenues and costs associated with the AQMD Development Agreement are recorded as contract revenues and costs, in accordance with the AICPA’s Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-type Contracts.”  As such, the costs associated with the development of our demonstration vehicle are recorded as “contract costs,” not as research and development expenses.

In June 2008, we received a purchase order from the City of Los Angeles for 20 Nautilus E20 heavy-duty electric yard tractors and five Nautilus E30 drayage tractors.  The purchase order from the City of Los Angeles is pursuant to an agreement with the City of Los Angeles, dated June 26, 2008, or City of Los Angeles Agreement.

Our total revenues increased by $716,650, or 1,194.4%, to $776,750 for the quarterly period ended March 31, 2009 as compared to $60,000 for the quarterly period ended March 31, 2008.  We reported a net loss of $602,528 for the quarterly period ended March 31, 2009 as compared to a net loss of $56,240 for the quarterly period ended March 31, 2008.  We experienced increased expenses in 2009 associated with the ramp up of our business, including leasing production facilities in Harbor City, California, hiring full-time senior management and production personnel. Additionally, we incurred significant additional legal, accounting, auditing and consulting expenses relating to the annual audit of SEC reporting requirements. While our business activities resulted in a revenue increase of approximately 1,194%, we experienced increased cost of revenues of $736,174, or 6,432%, and increased operating and other expenses of $526,764, or 503%, over the same period in 2008.

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

We determine whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when we place the products with the buyer’s carrier.  We regularly review its customers’ financial positions to ensure that collectibility is reasonably assured.  Except for warranties, we have no post-sales obligations.

Product Warranties

We provide limited warranties for parts and labor at no cost to its customers within a specified time period after the sale.  We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of March 31, 2009, we had no warranty reserve nor did we incur warranty expenses during the three month periods ended March 31, 2009 or 2008.

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

In accordance with SFAS No. 142, management tests goodwill for impairment at the reporting unit level.  We have only one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved its reporting unit. If the calculated fair value is less than the current carrying value, impairment may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital, or WACC, methodology. The WACC methodology considers market and industry data as well as Balqon-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Balqon-specific historical and projected data, develops growth rates and cash flow projections for Balqon.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to our total market capitalization. The discounted cash flow valuation methodology and calculations will be used in 2009 impairment testing.  Our first measurement period will be in the third quarter of 2009.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of our long lived assets at March 31, 2009 or December 31, 2008.

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

Results of Operations

We have based our financial statements on the assumption of our operations continuing as a going concern.  As of March 31, 2009, we had working capital deficit of $344,503, had an accumulated deficit of $8,623,383 and reported a net loss for the quarterly period ended March 31, 2009 of $602,528, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which are expected to help provide us with the liquidity necessary to meet operating expenses.  Between April 1, 2009 and May 20, 2009 we raised $315,000 in connection with a private placement of our convertible notes and warrants.  Over the longer-term, we plan to achieve profitability through our operations from the sale of our high capacity electric vehicles.  Our financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

The tables presented below, which compare our results of operations for the first quarter of 2009 and 2008, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

	Three Months ending March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months ending March 31,
	2009	2008	Favorable (Unfavorable)	Favorable (Unfavorable)	2009	2008
Net revenues	$776,650	$60,000	$716,650	1,194%	100%	100%
Cost of revenues	747,620	11,446	(736,174)	(6,432)%	96%	19%
Gross profit	29,030	48,554	(19,524)	(40)%	4%	81%
Operating and interest expenses	631,558	104,794	(526,764)	(503)%	81%	175%
Net loss	$(602,528)	$(56,240)	$(546,288)	(971)%	(78)%	(94)%

Net Revenues.  The increase in net revenues is comprised of the sale of a battery charger system and two electric trucks for $776,650.  We anticipate that our future revenues will be comprised of primarily of sales of our heavy-duty electric vehicles, flux vector inverters and our other products to customers including the City of Los Angeles.

Gross Profit.  The decrease in gross profit was due to a 3.7% gross margin associated with the sales of a battery system and electric trucks during the first quarter of 2009 compared to a 81% gross margin associated with contract revenues earned under the AQMD Development Agreement during the first quarter of 2008. The decrease in gross margin during 2009 was largely attributable to the startup of our electric truck manufacturing facility that resulted in unused plant capacity, excess direct labor, and other manufacturing overhead being charged to cost of sales during the quarter ended March 31, 2009. We anticipate that our gross profit margin will be approximately 24% of revenues for 2009 based on the current costs incurred associated with the 25 electric vehicles for the Port of Los Angeles that are currently under production at our Harbor City facility.

Operating and Interest Expenses.  The $526,764 increase in operating and interest expenses was due largely to the legal, accounting, audit and consulting fees incurred in connection with the annual audit and related filings with the SEC that were made during the quarterly period ended March 31, 2009. We expect that over the near term, our general and administrative expenses will increase as a result of increased management personnel, opening of new manufacturing facilities, additional operational personnel to manufacture electric vehicle, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the SEC and the filing of an amended registration statement with the SEC.  Our research and development expenses for the quarterly period ended March 31, 2009 were $60,945.  We had no research and development expenses during the quarterly period ended March 31, 2008.  The increase in research and development expenses is largely attributable to the expenses associated with the employment of our vice president of research and development who was hired during the year ended December 31, 2008.  While our general and administrative expenses are expected to increase over the near term, these expenses as a percentage of net revenues are expected to decrease as we increase our net revenues.

Liquidity and Capital Resources

During the first quarter of 2009, we funded our operations primarily with cash flow from financing activities, which included the issuance of secured and unsecured debt and the issuance of equity securities.  As of March 31, 2009, we had a working capital deficiency of $344,203 as compared to a working capital of $194,074 at December 31, 2008.  At March 31, 2009 and December 31, 2008 we had an accumulated deficit of $8,623,383 and $8,020,855, respectively, and cash and cash equivalents of $39,749 and $355,615, respectively.

Our available capital resources at March 31, 2009 consisted primarily of approximately $39,749 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities for the three months ended March 31, 2009 was $844,043 as compared to $2,754 of cash provided by operating activities for the three months ended March 31, 2008, and includes a net loss of $602,528, depreciation and amortization of $23,238 and changes in operating assets and liabilities of $(264,753).  Material changes in asset and liabilities at March 31, 2009 as compared to December 31, 2008 that affected these results include:

•	an increase in accounts receivable of $775,750;

•	a decrease in inventory of $434,609;

•	a decrease in prepaid expenses of $21,058; and

•	a net increase in accounts payable and accrued expenses of $55,330.

Cash used in investing activities totaled $8,986 for the first quarter of 2009 as compared to $0 of cash used in investing activities for the first quarter of 2008.

Cash provided by financing activities totaled $537,163 for the first quarter of 2009 as compared to $2,448 for the first quarter of 2008.

Between March 1, 2009 and May 20, 2009, we raised an aggregate of $365,000 through the issuance of convertible notes to 18 accredited investors.  The convertible notes are convertibles into an aggregate of 365,000 shares of our common stock.  In connection with this offering, we also issued three-year warrants to purchase an aggregate of 365,000 shares of common stock at an exercise price of $1.50 per share.

We are obligated under registration rights agreements related to above described private placement to file a registration statement with the SEC, registering for resale the shares of common stock underlying the convertible notes and warrants issued in the private placement transaction.

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

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.  As indicated above, our financial statements as of March 31, 2009 and for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at March 31, 2009 we had an accumulated deficit of $8,623,382.  These factors, among others, raised substantial doubt about our ability to continue as a going concern and, with respect to our financial position on December 31, 2008, led our independent registered public accounting firm to include in their report an explanatory paragraph related to our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Backlog

As of March 31, 2009, we had a backlog of approximately $4.9 million.  As of March 31, 2009, our backlog included a contract to produce and deliver 19 electric yard tractors, 5 electric drayage tractors, and associated equipment including batteries and controllers.  We believe that products in our backlog will be shipped during 2009.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

In December 2007, SFAS No. 141R, “Business Combinations (revised 2007)” was issued.  SFAS No. 141R replaces SFAS No. 141 “Business Combinations.”  SFAS No. 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for Balqon was January 1, 2009.  Although SFAS No. 141R may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

In April 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for us was January 1, 2009.  Although FSP 142-3 may impact our reporting in future financial periods, we have determined that the standard did not have any impact on our historical consolidated financial statements at the time of adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009 our internal control over financial reporting was not effective due to the material weaknesses described below

Material Weaknesses

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Amendment No. 1 to our Annual Report on Form 10-K for December 31, 2008 filed with the SEC on May 22, 2009, which could materially affect our business, financial condition and results of operations.  The risks described in our Amendment No. 1 to our Annual Report on Form 10-K for December 31, 2008 filed with the SEC on May 22, 2009 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2009, we entered into agreements with 3 accredited investors for the sale by us of an aggregate of $50,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 50,000 shares of our common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  Additionally, we issued three-year warrants to purchase an aggregate of 50,000 shares of common stock at an exercise price of $1.50 per share.

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

On August 28, 2008 Balqon California into a Stock and Warrant Purchase Agreement with Marlin Financial Group, Inc., which agreement we assumed in connection with the Merger Transaction and amended on March 30, 2009.  On May 21, 2009, we entered into Amendment No. 2 to Stock and Warrant Purchase Agreement with Marlin Financial Group, Inc. pursuant to which a contractual agreement between us and Marlin Financial Group, Inc. which restricted the ability of Marlin Financial Group, Inc. to dispose of or transfer our securities.  The foregoing summary of the terms of the Amendment No. 2 to Stock and Warrant Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement filed as an exhibit to this report or incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Business Financing Agreement, dated February 18, 2009, between Bridge Bank, National Association and the Company (1)

10.2	Business Financing Modification Agreement, dated February 26, 2009, between Bridge Bank, National Association and the Company (1)

10.3	Amendment No. 2 to Stock and Warrant Purchase Agreement, dated May 21, 2009, by and between Marlin Financial Group, Inc. and Registrant (2)

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (*)

32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
___________________
(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission filed on March 3, 2009.
(2)	Filed as an exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K with the Securities and Exchange Commission filed on May 22, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALQON CORPORATION

Dated: May 22, 2009	By:	/s/ BALWINDER SAMRA
Balwinder Samra, Chief Executive Officer (principal executive officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002