Form 10-K/A
period 2007-12-31
BALQON CORP.
filed 2009-06-17
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

AMENDMENT NO. 2 TO FORM 10-KSB
ON FORM 10-K/A
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
Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

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

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of June 15, 2009 was 25,518,348.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

BMR Solutions, Inc. (the “Company”), now known as Balqon Corporation, is filing this Amendment No. 2 to Form 10-KSB on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on March 31, 2008 (the “Initial Filing”) and amended by Amendment No. 1 to Form 10-KSB on Form 10-K/A (the “First Amendment”).  The Initial Filing inadvertently omitted disclosure required by Item 8A(T) of Regulation SB, and the First Amendment was filed to amend Item 8A(T) in the Initial Filing by replacing it in its entirety with Item 9A(T) set forth in the First Amendment.  However, the cover page of the First Amendment referenced the name of the corporation at the time of the filing, “Balqon Corporation”, rather than the name of the Corporation on the date of the Initial Filing, “BMR Solutions, Inc.”.  This Amendment is being filed to reflect the name of the corporation on the date of the Initial Filing on the cover page of the Amendment and to amend Item 8A(T) in the Initial Filing by replacing it in its entirety with Item 9A(T) set forth in this Amendment.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.  Except for the amended disclosure contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing.

This Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

PART I

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of June, 2009.

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

Name	Title	Date

/s/ BALWINDER SAMRA	President, Chief Executive Officer and	June 17, 2009
Balwinder Samra	Director (principal executive officer)

/s/ ROBERT MIRANDA	Chief Financial Officer (principal financial	June 17, 2009
Robert Miranda	officer and principal accounting officer)

/s/ HENRY VELASQUEZ	Director	June 17, 2009
Henry Velasquez

/s/ AMARPAL SINGH SAMRA	Director	June 17, 2009
Amarpal Singh Samra

BMR SOLUTIONS, INC.
EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002