Form 10-Q/A
period 2008-09-30
BALQON CORP.
filed 2009-06-18
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1
TO
FORM 10-Q
(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q (“Amendment”) is to amend our initial filing of a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed with the Securities and Exchange Commission (“SEC”) on November 19, 2008 (the “Initial Filing”).  Defined terms used in this Amendment but not defined herein have the meanings ascribed to them in the Initial Filing.

On May 18, 2009, we filed a Current Report on Form 8-K with the SEC disclosing that our management concluded that an accounting error had been made in our historical financial statements in relation to the recording of the value of stock compensation awarded in June and August 2008 and to record a note discount related to a beneficial conversion feature and warrants issued in connection with the issuance of certain convertible notes in 2008.  As a result, our financial statements for the quarterly period ended September 30, 2008 must be restated (the “Restatement”).  In light of the Restatement, the financial statements and other financial information included in the Initial Filing are being restated in this Amendment.

Unless specified, the disclosures provided in this document have not been updated for more current information.  Therefore, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the date of the Initial Filing.  For updated disclosure regarding our business and financial condition, please read our periodic filings for the fiscal year ended December 31, 2008 and the quarterly period ended March 31, 2009.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Amendment, other than statements or characterizations of historical fact, are “forward-looking statements.” Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section of our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, or SEC, on May 22, 2009, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

i

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ii

PART I – FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2008 (Unaudited) (As Restated)	December 31, 2007
ASSETS
Current assets
Cash	$543,192	$34
Accounts receivable	—	35,000
Inventories	106,159	—
Costs in excess of billings and estimated earnings on uncompleted contracts	7,098	—
Prepaid expenses	1,534	—
Total current assets	657,983	35,034
Property and equipment, net	79,538	21,047
Intangible assets	353,465	—
Deposits	33,641	19,241
Total assets	$1,124,627	$75,322

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$417,046	$29,212
Convertible promissory notes, net of discount	861,915	—
Notes payable to related parties, unsecured	125,875	—
Advances from shareholder	47,877	57,420
Billings in excess of costs and estimated earnings on uncompleted contracts	—	71,264
Total current liabilities	1,452,713	157,896

SHAREHOLDERS’ DEFICIENCY
Common stock, no par value, 100,000,000 shares authorized, 18,067,000 and 16,667,000 shares issued and outstanding	5,000	5,000
Common stock to be issued, 5,333,000 shares	5,333,000	—
Additional paid in capital	1,272,056	—
Accumulated deficit	(6,938,142)	(87,574)
Total shareholders’ deficiency	(328,086)	(82,574)
Total liabilities and shareholders’ deficiency	$1,124,627	$75,322

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008 (As Restated)	2007	2008 (As Restated)	2007
REVENUES:
Contract revenue earned	$10,787	$188,752	$138,362	$230,898
Sale of parts	—	—	75,000	—
Total revenues	10,787	188,752	213,362	230,898
Total cost of revenues	17,361	107,695	170,292	138,557
Gross (loss) profit	(6,574)	81,057	43,070	92,341
OPERATING EXPENSES:
General and administrative	940,703	98,829	6,304,051	137,412
Reverse merger expenses	429,300	—	429,300	—
Depreciation and amortization	2,693	895	6,370	1,279
Total operating expenses	1,372,696	99,724	6,739,721	138,691
Loss from operations	(1,379,270)	(18,667)	(6,696,651)	(46,350)
Interest expense	(153,917)	—	(153,917)	—
NET LOSS	$(1,533,187)	$(18,667)	$(6,850,568)	$(46,350)
Net loss per share-basic and diluted	$(0.07)	$0.00	$(0.37)	$(0.04)
Weighted average shares outstanding, basic and diluted	21,263,232	16,667,000	18,699,087	16,667,000

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (Unaudited) (As Restated)

	Common Stock		Common Stock to be Issued	Additional Paid	Accumulated
	Number	Amount	Amount	In Capital	Deficit	Total
Balance, December 31, 2007	16,667,000	$5,000	$—	$—	$(87,574)	$(82,574)
Effect of revenue merger transaction	1,400,000	—	—	—	—	—
Fair value of options and warrants granted for services	—	—	—	685,309	—	685,309
Fair value of beneficial conversion feature and warrants issued with convertible notes	—	—	—	586,747	—	586,747
Fair value of 5,333,000 shares granted for services	—	—	5,333,000	—	—	5,333,000
Net loss	—	—	—	—	(6,850,568)	(6,850,568)
Balance, September 30, 2008 (unaudited) (as restated)	18,067,000	$5,000	$5,333,000	$1,272,056	$(6,938,142)	$(328,086)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

	Nine Months Ended September 30, 2008 (As Restated)	Nine Months Ended September 30, 2007
Cash flow from operating activities:
Net loss	$(6,850,568)	$(46,350)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,370	1,279
Amortization of debt discount	138,662	—
Fair value of common stock granted for services	5,333,000	—
Fair value of options and warrants granted for services	685,309	—
Changes in operating assets and liabilities:
Accounts receivable	35,000	(50,000)
Inventories	(106,159)	—
Costs in excess of billings on uncompleted contracts	(7,098)	—
Prepaid expenses	(1,534)	—
Deposits	(14,400)	(19,241)
Accounts payable and accrued expenses	387,834	11,155
Billings in excess of costs and estimated earnings on uncompleted contracts	(71,264)	163,102
Net cash provided by (used in) operating activities	(464,847)	59,945

Cash flows from investing activities:
Acquisition of furniture, equipment and software	(64,860)	(22,316)
Acquisition of EMS	(353,465)	—
Net cash used in investing activities	(418,325)	(22,316)

Cash flows from financing activities:
Proceeds from notes payable, related parties	125,875	—
Proceeds from convertible promissory notes	1,310,000	—
Advances from shareholder	(9,544)	18,364
Net cash provided by financing activities	1,426,331	18,364
Increase in cash and cash equivalents	543,158	55,993
Cash and cash equivalents, beginning of period	34	—
Cash and cash equivalents, end of period	$543,192	$55,993

Supplemental cash flow information
Interest Paid	$—	$—
Income taxes Paid	$—	$—

Non-cash financing activities:
Fair value of beneficial conversion feature and warrants issued with convertible notes	$586,747	$—

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

On July 11, 2008, the Company signed a term sheet in which the Company agreed to merge with BMR Solutions, Inc., a Nevada corporation (“BMR”).  On October 24, 2008, the Company completed the merger with BMR.  Pursuant to the merger agreement, the issued and outstanding common shares of the Company were exchanged on a one-for-one basis for common shares of BMR.  After the merger was completed, Balqon’s shareholders own approximately 94% of the outstanding shares of common stock of BMR and the original shareholders of BMR own approximately 6% of the outstanding shares of common stock of BMR, not including warrants.  The transaction was accounted for as a reverse merger (recapitalization) with Balqon deemed to be the accounting acquirer and BMR deemed to be the legal acquirer.  Upon the closing, BMR, changed its name to Balqon Corporation.  The financial statements presented herein are those of the accounting acquirer given the effect of the issuance of 1,400,000 shares of common stock upon completion of the transaction and reflecting the net liabilities assumed of BMR of $80,964 as a cost of the reverse merger had it occurred as of September 30, 2008.  In addition, the Company incurred expenses of $348,336 in connection with the reverse merger.

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company as of September 30, 2008 and for the nine months ended September 30, 2008 and September 30, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

Going Concern

For the nine months ended September 30, 2008 and for the year ended December 31, 2007, the Company recorded net losses of $6,850,568 and $82,744, respectively, and had an accumulated deficit of $6,938,142 at September 30, 2008.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.  The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months, as they relate to the production of its products will continue to be significant.  If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale.  The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of September 30, 2008 and December 31, 2007, the Company had no warranty reserve nor did it incur warranty expenses during the nine month periods ended September 30, 2008 or 2007.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Impairment of Long-lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of the Company’s long lived assets at September 30, 2008 or December 31, 2007.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. The computation of basic loss per share excludes the 1,400,000 shares issued in connection with the reverse merger (see Note 1).  Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants. As of September 30, 2008 common stock equivalents composed of options exercisable into 4,562,592 shares of the Company’s common stock and warrants exercisable into 2,039,180 shares of the Company’s common stock. For the three and nine month periods ended September 30, 2008 and 2007, common equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Stock-Based Compensation

We periodically issue stock instruments, including shares of our common stock, stock options, and warrants to purchase shares of our common stock to employees and non-employees in non-capital raising transactions for services and for financing costs.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations (continued)

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

Registration Payment Arrangements

The Company accounts for registration payment arrangements under FSP EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF Issue No. 00-19-2 specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”  The Company has not made any provision for registration payment arrangements at September 30, 2008 as it believes none will be payable.

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

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

On May 18, 2009, the management of the Company concluded, with the concurrence of the Audit Committee of the Company’s Board of Directors, that an accounting error had been made in the Company’s historical financial statements in relation to the recording of the value of stock-based compensation awarded in June and August 2008, and in the recording of a note discount related to a beneficial conversion feature and associated warrants issued with certain convertible notes during 2008. As a result, the Company’s financial statements for the three and nine months ended September 30, 2008 have been restated.

The restatements reflect a change to the fair value of common stock that was used to calculate the fair value of certain stock instruments issued during 2008. In June and August 2008 when the stock based compensation was awarded, an active market for the Company’s common stock did not exist.  Therefore, in its application of SFAS No. 123(R), the Company used an alternative valuation method to calculate the fair value of the common stock issued during June and August 2008, and in its assumptions included in its Black-Scholes valuation model to value the stock options and warrants during 2008. The alternative valuation method included consideration of a valuation conducted by a third-party specialist in August, 2008.  The Company initially valued the underlying shares of its common stock at $.015 based upon this valuation. The Company has subsequently concluded that the $1.00 conversion price per share of common stock of the Company’s convertible notes that were offered and sold in July and September 2008 (and converted by October 31, 2008) and the $1.00 per unit sale price of units consisting of one share of common stock and a warrant to purchase one share of common stock that were offered and sold in October and December 2008 were better indicators of the fair value of the Company’s common stock, and such value is now used in determining the value of the shares of common stock granted in June and August 2008, the options granted in June 2008, and in the calculation of the note discount related to a beneficial conversion feature and associated warrants granted with the convertible notes during 2008.

As such, the Company has restated its previously issued September 30, 2008 financial statements to reflect a fair value of $1.00 per common share in accounting for the compensation costs of shares issued for services during the period, in its option pricing models to determine the fair value of options and warrants issued for services, and in calculating the relative value of the warrants and conversion feature of its convertible notes.  The effects of the restatement on the Company’s financial statements for the nine months ended September 30, 2008 are shown below:

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE	2 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

	September 30, 2008
ASSETS	(As Initially Reported)	(Adjustment)			(As Restated) (Unaudited)
Current assets
Cash and cash equivalents	$543,192	$			$543,192
Accounts receivable	—				—
Inventories	106,159				106,159
Costs in excess of billings	7,098				7,098
Prepaid expenses	1,534				1,534
Total current assets	657,983				657,983
Property and equipment, net	79,538				79,538
Other assets:
Deposits	33,641				33,641
Intangible assets	353,465				353,465
Total assets	$1,124,627		$—		$1,124,627
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$417,046	$			$417,046
Convertible promissory notes, net	1,310,000		(448,085	) (3)(4)	861,915
Notes payable to related parties	125,875				125,875
Advances from shareholder	47,877				47,877
Total current liabilities	1,900,798		(448,085)		1,452,713
SHAREHOLDERS’ DEFICIENCY
Common stock	5,000				5,000
Common stock to be issued	77,596		5,255,404	(1)	5,333,000
Additional paid in capital	—		1,272,056	(2)(3)	1,272,056

Accumulated deficit	(858,767)		(6,079,375)		(6,938,142)
Total shareholders’ deficiency	(776,171)		448,085		(328,086)
Total liabilities and shareholders’ deficiency	$1,124,627		$—		$1,124,627

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

	Nine Months Ended September 30, 2008
	(As Initially Reported)	(Adjustment)			(As Restated) (Unaudited)
REVENUES
Contract revenue earned	$138,362	$			$138,362
Sale of parts	75,000				75,000
Total revenues	213,362				213,362
COSTS OF REVENUES
Total cost of revenues	170,292				170,292
Gross profit	43,070				43,070
OPERATING EXPENSES
General and administrative	363,338		5,940,713	(1)(2)	6,304,051
Reverse merger expenses	429,300				429,300
Depreciation and amortization	6,370				6,370
Total operating expenses	799,008		5,940,713		6,739,721
Loss from operations	(755,938)		(5,940,713)		(6,696,651)
Interest expense	(15,255)		(138,662	)(4)	(153,917)
NET LOSS	$(771,193)		$(6,079,375)		$(6,850,568)
Net loss per share – basic and diluted	$(0.04)				$(0.37)
Weighted average shares outstanding, basic and diluted	18,699,087				18,699,087

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

	Nine Months Ended September 30, 2008
	(As Initially Reported)	(Adjustments)		(As Restated) (Unaudited)
Cash flow from operating activities:
Net loss	$(771,193)	$(6,079,375)		$(6,850,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,370			6,370
Amortization of debt discount	—	138,662	(4)	138,662 (2)
Fair value of common stock granted for services	77,596	5,255,404	(1)	5,333,000
Fair value of options and warrants granted for services	—	685,309	(2)	685,309
Changes in operating assets and liabilities
Accounts receivable	35,000			35,000
Inventories	(106,159)			(106,159)
Costs in excess of billings on uncompleted contracts	(7,098)			(7,098)
Prepaid expenses	(1,534)			(1,534)
Deposits	(14,400)			(14,400)
Accounts payable and accrued expense	387,834			387,834
Billings in excess of costs and estimated earnings on
uncompleted contracts	(71,264)			(71,264)
Net cash used in operating activities	(464,848)	—		(464,848)
Cash flows from investing activities:
Acquisition of furniture, equipment and software	(64,860)			(64,860)
Acquisition of EMS	(353,465)			(353,465)
Net cash used in investing activities	(418,325)	—		(418,325)
Cash flows from financing activities:
Proceeds from notes payable, related parties	125,875			125,875
Proceeds from issuance of convertible notes, net	1,310,000			1,310,000
Advances from shareholder	(9,544)			(9,544)
Net cash provided by financing activities	1,426,331	$—		1,426,331
Increase in cash and cash equivalents	543,158			543,158
Cash and cash equivalents, beginning of year	34			34
Cash and cash equivalents, end of year	$543,192	$—		$543,192
Non-cash financing activities:
Fair value of beneficial conversion feature and warrants issued with convertible notes	$—	$586,747	(3)	$586,747

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Description of adjustments:

(1)	To record $5,255,404 of additional stock-based compensation for the value of common stock granted during 2008.

(2)	To record $685,309 of additional stock-based compensation for the value of stock options and warrants granted during 2008.

(3)	To record $586,747 of note discount related to the beneficial conversion feature and warrants issued with the convertible notes.

(4)	To record $138,662 of amortization expense on the note discount.

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

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts” and the liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents costs incurred or billings in excess of revenue recognized at September 30, 2008 and December 31, 2007 as follows:

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

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

NOTE 5 – BUSINESS ACQUISITION

On September 9, 2008, the Company acquired substantially all of the assets of Electric MotorSports, LLC (“EMS”), an Ohio limited liability company that was owned by Mr. Robert Gruenwald.  The assets acquired included goodwill and intellectual properties used in the development and manufacture of flux vector inverters.

Prior to the acquisition of EMS’s assets, EMS was a supplier of flux vector inverters that were used to develop the Company’s first electric vehicle prototype, the Nautilus E30. EMS had been in the business of developing, manufacturing and selling flux vector inverters since 1997. At the time of the acquisition, the Company was contracting with EMS to provide engineering design services that were provided to the Company by EMS’ sole member, Robert Gruenwald.

The acquisition of EMS was accounted for as a purchase in accordance with SFAS No. 141 “Business Combinations.”  As such, the results of operations of EMS are included in the financial statements of Balqon Corporation beginning September 9, 2008. During this period the Company did not engage in the business of selling flux vector inverters. The expenses of EMS during the period since the acquisition are primarily the salary and related benefits of the Company’s Vice President Research and Development, Mr. Robert Gruenwald.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 5 – BUSINESS ACQUISITION (continued)

The purchase price of the assets was $350,000, of which $250,000 was paid in cash and the Company issued an unsecured promissory note for the balance of $100,000.  The note is due on March 9, 2009 (see Note 7).  The $350,000 purchase price, together with legal costs of $3,465 incurred in connection with this asset purchase, resulted in a total purchase price of the EMS assets of $353,465.  The Company engaged an independent valuation firm to assist management in the allocation of the purchase price of the assets.  The methods used to value the assets acquired in this transaction included the discounted cash flow and excess earnings methods. The intellectual property assets acquired included all (i) patents, patent applications, patent disclosures and inventions, (ii) trademarks, service marks, trade dress, trade names, logos and corporate names and registrations together with all of the goodwill associated therewith, (iii) copyrights and copyrightable works, (iv) trade secrets, ideas, formulas, compositions, inventions, know-how, manufacturing and production processes and techniques, research and development information, drawings, specifications, designs, plans, proposals, technical data, and other related intangible properties. Based on management’s assessment, including the consideration of the results of the independent valuation report, the Company allocated the purchase price to the following assets as of the acquisition date as follows:

Intellectual property assets	$186,965
Goodwill	166,500
Total	$353,465

The amounts of intangible assets and accumulated amortization for the year ended September 30, 2008 and December 31, 2007 are as follows:

	September 31, 2008	December 31, 2007
Amortized intangible assets:
Intellectual property assets	$186,965	$—
Accumulated amortization	—	—
Totals	$186,965	$—

The intangible production assets are being amortized over a three year period under the straight-line method.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 5 – BUSINESS ACQUISITION (continued)

Pro forma statements of operations for the current and prior periods, as though the business acquisition had been completed as of the beginning of the earliest period presented are as follows:

	Nine months ended September 30, 2008 (Unaudited)	Nine months ended September 30, 2007 (Unaudited)
Revenues	$354,863	$310,406
Cost of revenues	267,886	123,999
Gross profit	86,977	186,407
Operating expenses	6,968,617	194,946
Net loss	(6,881,640)	(8,539)
Net loss per share – basic and diluted	(0.27)	(0.01)

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

The convertible promissory notes are comprised as follows as of September 30, 2008:

September 30, 2008 (Unaudited)
Convertible promissory notes, interest at 10% per annum payable at maturity, due January 2, 2009	$1,310,000
Less: valuation discount	(448,085)
Convertible notes, net	$861,915

On July 11, 2008, the Company raised $500,000 through the issuance of senior secured convertible promissory notes, secured by substantially all the assets of the Company, to five accredited investors (the “July Private Placement”).  The notes were due January 2, 2009, bore interest at 10% per annum due at maturity, and were secured by all the assets of the Company.  The notes were are convertible into shares of common stock of the Company at a conversion price of $1.00 per share.  In connection with the July Private Placement, the Company issued warrants to acquire 500,000 shares of common stock at an exercise price of $1.50 per share (see Note 10).

On September 15, 2008, the Company raised $810,000 through the issuance of senior unsecured convertible promissory notes to 15 accredited investors (the “September Private Placement”).  The notes were due January 2, 2009, bore interest at 10% per annum due at maturity, and were secured by all the assets of the Company.  The notes were convertible into shares of common stock of the Company at a conversion price of $1.00 per share.  In connection with the September Private Placement, the Company also issued warrants to acquire 810,000 shares of common stock at an exercise price of $1.50 per share (see Note 10).

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 6 – CONVERTIBLE PROMISSORY NOTES (continued)

The Company determined that the relative fair value of the warrants was $293,374 and the value of the beneficial conversion feature was $293,334.  The relatively fair value was determined using the methodology prescribed by APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  These amounts were calculated by a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 58.43%, a risk free interest rate of 2.42%, and no expected dividend yield.  The Black-Scholes calculation of the fair value of the warrants also included the assumption that the fair value of the  underlying shares of common stock was $1.00.  In October 2008, when the warrants were granted, an active market for the Company’s common stock did not exist. As such, management determined the fair value of the shares of common stock underlying the warrants to be $1.00 per share using the $1.00 conversion price per share of common stock of the Company’s convertible notes that were offered and sold in July and September 2008 (and converted October 31, 2008) and the $1.00 per unit sale price of units consisting of one share of common stock and a warrant to purchase one share of common stock that were offered and sold in October and December 2008, which management believes are the best indicators of the fair value of the Company’s common stock on the measurement dates. The relative value of the warrants of $293,374 and the beneficial conversion feature of $293,374 was recorded by the Company as a loan discount of  $586,748, which the Company was to amortize to interest expense over the original life of the loan.  The Company amortized note discount of $138,662 through September 30, 2008, and the unamortized loan discount of that date was $448,085 which has been reflected as a reduction to the convertible notes payable.

On October 24, 2008, the notes issued in the July Private Placement and September Private Placement were converted into 1,310,000 shares of common stock of the Company’s immediately preceding the closing of the merger between the Company and BMR (see Note 1).

NOTE 7 – NOTES PAYABLE—RELATED PARTIES, UNSECURED

Notes payable to related parties, unsecured, consists of the following at:

	September 30, 2008 (Unaudited)	December 31, 2007
Notes payable to related parties, unsecured, interest at 6% per annum payable at maturity, due December 6, 2008	$25,875	$—

Note payable to related parties, issued in connection with the acquisition of EMS (see Note 5), unsecured, interest
at the prime rate (5% at September 30 2008) per annum, payable at maturity, due March 9, 2009	100,000

Total notes payable to related parties	$125,875	$—

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 8 – INCOME TAXES

The Company has federal and state net operating loss carryforwards that can be used through 2019 to offset taxable income, and accordingly, has not recorded a provision for income taxes in the current year.

Significant components of the Company’s deferred income tax liability at September 30, 2008, December 31, 2007 are as follows:

	September 30, 2008 (Unaudited)	December 31, 2007
Deferred tax assets:
Net operating loss carryforward	$2,699,124	$29,775
Total deferred tax assets	2,699,124	29,775
Valuation allowance	(2,699,124)	(29,775)
Net deferred income tax asset	$—	$—

In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.  Accordingly, a valuation allowance for the deferred tax asset has been recorded.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of September 30, 2008 or December 31, 2007, the Company did not have a liability for unrecognized tax uncertainties.

NOTE 9 – SHAREHOLDER’S EQUITY

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 9 – SHAREHOLDER’S EQUITY (continued)

Shares Issued for Services

On June 4, 2008, the Board of Directors issued 4,500,090 shares of common stock to consultants for services rendered.  The shares were valued at $4,500,090.  Included in the 4,500,090 shares of common stock granted to consultants on June 4, 2008, are 1,250,025 shares of common stock valued at $1,250,025, that were granted to the brother of the founding shareholder.  On August 28, 2008, the Company granted 500,000 shares of common stock valued at $500,000 to three consultants for services rendered.  Also on August 28, 2008, the Company issued 332,910 shares of common stock valued at $332,910 to its CEO and founding shareholder.

In June and August 2008, when the shares discussed above were granted, an active market for the Company’s common stock did not exist. As such, management determined the value of the shares of common stock issued in June and August 2008 to be $1.00 per share using the $1.00 conversion price per share of common stock of the Company’s convertible notes that were offered and sold in July and September 2008 (and converted October 31, 2008) and the $1.00 per unit sale price of units consisting of one share of common stock and a warrant to purchase one share of common stock that were offered and sold in October and December 2008, which management believes are the best indicators of the fair value of the Company’s common stock on the measurement date.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Stock Options

At September 30, 2008, options shares outstanding are as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2008	—	—
Granted	4,562,592	$2.00
Exercised	—	—
Cancelled	—	—
Balance at September 30, 2008 (unaudited)	4,562,592	$2.00

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 10 – STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

On June 4, 2008, the Company granted options to purchase 4,562,592 shares of common stock at $1.50 to $2.50 per share to an employee and two consultants. The options vested immediately on the date granted, and expire between June 30, 2010 and June 30, 2012.  The Company determined that the fair value of the options issued was $590,877 calculated by a Black-Scholes option pricing model using as assumptions an expected life of one to three years, an industry volatility of 58.43%, a risk free interest rate of 2.42%, and no expected dividend yield. The Black-Scholes calculation of the fair value of the options also included the assumption that the fair value of the  underlying shares of common stock was $1.00.  In June 2008, when the options discussed above were granted, an active market for the Company’s common stock did not exist. As such, management determined the fair value of the shares of common stock underlying the options issued in June 2008 to be $1.00 per share using the $1.00 conversion price per share of common stock of the Company’s convertible notes that were offered and sold in July and September 2008 (and converted October 31, 2008) and the $1.00 per unit sale price of units consisting of one share of common stock and a warrant to purchase one share of common stock that were offered and sold in October and December 2008, which management believes are the best indicators of the fair value of the Company’s common stock on the measurement date.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$1.50	1,520,864	$1.50	1.0	1,520,864	$1.50
$2.00	1,520,864	$2.00	2.0	1,520,864	$2.00
$2.50	1,520,864	$2.50	3.0	1,520,864	$2.50
	4,562,592			4,562,592

At September 30, 2008, there was no aggregate intrinsic value of the 4,562,592 options outstanding and exercisable.  At September 30, 2008, all options were vested and there were no unvested options outstanding.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 10 – STOCK OPTIONS AND WARRANTS (continued)

Warrants

At September 30, 2008, warrant shares outstanding are as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2008	—	—
Granted	2,039,180	$1.68
Exercised	—	—
Cancelled	—	—
Balance at September 30, 2008	2,039,180	$1.68

On June 4, 2008, the Company granted a warrant to purchase 729,180 shares of the Company’s common stock at an exercise price of $1.50 to $2.50 per share to a consultant (the “Marlin Warrants”). The Company determined that the fair value of the warrants issued to this consultant was $94,432 as calculated by a Black-Scholes option pricing model using as assumptions an expected life of one to three years, an industry volatility of 58.43%, a risk free interest rate of 2.42%, and no expected dividend yield. The Black-Scholes calculation of the fair value of the warrants also included the assumption that the fair value of the  underlying shares of common stock was $1.00.  In June 2008, when the warrants discussed above were granted, an active market for the Company’s common stock did not exist. As such, management determined the fair value of the shares of common stock underlying the warrants issued in June 2008 to be $1.00 per share using the $1.00 conversion price per share of common stock of the Company’s convertible notes that were offered and sold in July and September 2008 (and converted October 31, 2008) and the $1.00 per unit sale price of units consisting of one share of common stock and a warrant to purchase one share of common stock that were offered and sold in October and December 2008, which management believes are the best indicators of the fair value of the Company’s common stock on the measurement date.

On September 15, 2008, the Company issued warrants to purchase 1,310,000 shares of the Company’s common stock at an exercise price of $1.50 per share in connection with the issuance of convertible promissory notes entered into with investors on July 11, 2008 and September 15, 2008 (See Note 6).

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$1.50	1,553,060	$1.50	2.8	1,553,060	$1.50
$2.00	243,060	$2.00	2.0	243,060	$2.00
$2.50	243,060	$2.50	3.0	243,060	$2.50
	2,039,180			2,039,180

At September 30, 2008, there was no aggregate intrinsic value of the warrants outstanding and exercisable.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Leases

The Company leases its research and development facilities located in Santa Ana, California under a lease that expires on May 31, 2009. The lease has a current monthly payment of $3,206.  On August 1, 2008, the Company entered into a three year lease of manufacturing facilities located in Harbor City, California that expires on July 31, 2011. The lease has a base monthly rent of $10,540.

Rent expense for the nine months ended September 30, 2008 and 2007 was $65,216 and $14,536, respectively.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases (continued)

The following is a schedule by years of future minimum rental payments required under the non-cancelable operating leases described above as of September 30, 2008:

Years ending December 31:
2009	$96,833
2010	139,440
2011	122,880
2012	71,680
Thereafter	—

NOTE 12 - SUBSEQUENT EVENTS

On October 24, 2008, the merger (see Note 1) was completed and Balqon Corporation, a California corporation (“Balqon California”), merged with and into BMR and BMR changed its name to Balqon Corporation.

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

On October 24, 2008, immediately preceding the closing of the merger (see Note 1), Balqon Corporation (formerly BMR) issued warrants (the “BMR Warrants”) to purchase an aggregate of 184,598 shares of common stock.  One-third of the BMR Warrants have an exercise price of $1.50 per share and expire on October 24, 2009, one-third of the BMR Warrants have an exercise price of $2.00 per share and expire on October 24, 2010, and one-third of the BMR Warrants have an exercise price of $2.50 per share and expire on October 24, 2011. The Company determined that the fair value of the BMR Warrants to be $23,906.

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

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

NOTE 12 - SUBSEQUENT EVENTS (continued)

The Company is obligated under the Balqon Registration Rights Agreements and the BMR Registration Rights Agreement to file, on or before December 23, 2008, a registration statement with the Securities and Exchange Commission, registering for resale all shares of common stock covered by the Balqon Registration Rights Agreements and BMR Registration Rights Agreements.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements for the three and nine months ended September 30, 2008 and the related notes and the other financial information included elsewhere in this report. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section of our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on May 22, 2009.  The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

Any of the factors described above, elsewhere in this report or in the “Risk Factors” section of our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on May 22, 2009 could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Overview

As of the date of this filing, we develop, assemble and market heavy-duty electric vehicles, flux vector inverters, and heavy-duty electric drive systems.  As of the date of this filing, we sell our heavy-duty electric vehicles and plan to begin selling our other products in the near future.  In May 2007, we entered into an agreement with the South Coast Air Quality Management District, or AQMD, to develop and test a heavy-duty zero emissions electric drayage tractor.  Under the terms of this agreement with the AQMD, which agreement is referred to in this prospectus as the AQMD Development Agreement, the AQMD agreed to pay us up to $527,000 for the development and testing of the heavy-duty drayage tractor.  The City of Los Angeles agreed with the AQMD to fund 50% of the total development costs related to the drayage tractor.  All of our revenues for the nine months ended September 30, 2008, were associated with the AQMD Development Agreement.  The revenues and costs associated with the AQMD Development Agreement are recorded as contract revenues and costs, in accordance with the AICPA’s Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-type Contracts.”  As such, the costs associated with the development of our demonstration vehicle are recorded as “contract costs,” not as research and development expenses.  Our net revenues decreased by $17,536, or 8%, to $213,362 for the nine months ended September 30, 2008 as compared to $230,898 for the nine months ended September 30, 2007.  We reported a net loss of $6,850,568 for the nine months ended September 30, 2008 as compared to a net loss of $46,350 for the nine months ended September 30, 2007.  The decline in financial performance during the nine months ended September 30, 2008 is a direct result of two key factors. First, the ramp up of our business in the latter months of 2007 (our business operations commenced on May 1, 2007), as a result, the revenues and expenses of the nine months ended September 30, 2007 reflect only five months of operations. Second, during the nine months ended September 30, 2008, in addition to increased expenses for the ramp up of our business, we incurred $429,300 of legal, accounting, and consulting expenses relating to the reverse merger and $5,940,713 of fair value of stock based compensation associated with the issuance of options and common stock during the nine months ended September 30, 2008.  While our business activities resulted in a revenue decrease of 8%, we experienced increased cost of revenues of $31,735, or 23%, and increased operating and other expenses of $6,754,947, or 4,871% over the comparable period of 2007.

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

Acquisition of Electric MotorSports, LLC

When we consummated the Merger Transaction, we acquired substantially all of the assets of Electric MotorSports, LLC, or EMS, that Balqon California had acquired in September 2008.  In September 2008, Balqon California entered into an agreement with EMS and its sole member, Robert Gruenwald, to acquire substantially all the assets of EMS, including all intellectual property assets used in the development and manufacture of flux vector inverters.  At the time of the acquisition, EMS had been engaged in developing, designing and manufacturing flux vector inverters within the automotive and material handling equipment industries since 1997.  As a result of this acquisition, Balqon California acquired proprietary technology and designs that we currently use in our heavy-duty electric vehicles. Since its inception in 1997, EMS has sold over 250 inverters for use in applications including industrial conveyor systems, electric buses, delivery trucks, a monorail system and mining vehicles.  EMS sold products primarily to OEMs of electric buses, mining vehicles and specialty automotive vehicles. We believe that the acquisition of EMS’s technology and knowhow provides us with the ability to further develop, market and sell flux vector inverters for use in heavy-duty applications.

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

Product Warranties

We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale.  We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of December 31, 2007 and September 30, 2008, we had no warranty reserve nor did we incur warranty expenses during the nine month period ended September 30, 2008 or 2007.

Stock-Based Compensation

We periodically issue stock instruments, including shares of our common stock, stock options, and warrants to purchase shares of our common stock to employees and non-employees in non-capital raising transactions for services and for financing costs.

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

We estimate the fair value of stock options and warrants pursuant to SFAS No. 123R using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options. Projected data related to the expected volatility of stock options is based on the average volatility of the trading prices of comparable companies and the expected life of stock options is based upon the average term and vesting schedules of the options. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

We estimate the fair value of shares of common stock issued for services based on the closing price of our common stock on the date shares are granted.  For periods prior to the consummation of the Merger Transaction, there was no readily available market quotations for our shares of common stock and, as such, we used alternative methods to value shares of our common stock including valuations based upon the conversion price per share of common stock of our convertible notes and the sale price of units consisting of one share of our common stock and warrants to purchase one share of common stock, which management believes were the best indicators of the fair value of our common stock.

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

In accordance with SFAS No. 142, management tests goodwill for impairment at the reporting unit level.  We only have one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital, or WACC, methodology. The WACC methodology considers market and industry data as well as Balqon-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Balqon-specific historical and projected data, develops growth rates and cash flow projections for Balqon.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to our total market capitalization. The discounted cash flow valuation methodology and calculations will be used in 2009 impairment testing.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of our long lived assets at September 30, 2008 or December 31, 2007.

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

Results of Operations

We have based our financial statements on the assumption of our operations continuing as a going concern.  As of September 30, 2008, we had a working capital deficit of approximately $794,730, had an accumulated deficit of $6,938,142 and reported a net loss for the nine months ended September 30, 2008 of $6,850,568, which raise substantial doubt about our ability to continue as a going concern.  Plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which are expected to help provide us with the liquidity necessary to meet operating expenses.  During July, September and October 2008, Balqon California raised approximately $1,885,000 in connection with private placements of convertible promissory notes, common stock and warrants.  Over the longer-term, we plan to achieve profitability through our operations from the sale of our high capacity electric vehicles.  Our financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

	Nine Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Nine Months Ended September 30,
	2008 (Unaudited)	2007 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2008	2007
Net revenues	$213,362	$230,898	$(17,536)	(8)%	100%	100%
Cost of revenues	170,292	138,557	(31,735)	(23)%	80%	60%
Gross profit	43,070	92,341	(49,271)	(53)%	20%	40%
Operating and interest expenses	6,893,638	138,691	(6,754,947)	(4,871)%	3,231%	60%
Net loss	$(6,850,568)	$(46,350)	$(6,804,218)	(14,680)%	(3,211)%	(20)%

Net Revenues.  The $17,536 decrease in net revenues is comprised of decreased contract revenues of $92,536 offset by increased net revenues of $75,000 relating to product sales. The product sale occurred during April 2008 in connection with the sale of a battery charger system to the City of Los Angeles. Contract revenues decreased due to progress work on our $527,000 AQMD Development Agreement.  During the nine months ended September 30, 2007, 44% of the AQMD Development Agreement was completed while during the nine months ended September 30, 2008, 26% of the AQMD Development Agreement was completed. This difference in progress work on the contact caused the $92,536 reduction of contract revenues between the respective nine month periods.

Gross Profit.  The $49,271 decrease in gross profit was primarily due to the decrease in contract revenues between the periods and an 8% profit margin on the April 2008 sale of a battery charger system.

Operating and Interest Expenses.  The $6,754,947 increase in operating and interest expenses is due largely to the $429,300 of legal, accounting, audit and consulting fees incurred in connection with the reverse merger transaction and $5,940,713 of fair value of stock based compensation associated with the issuance of options and shares of our common stock during the nine months ended September 30, 2008. The additional $384,934 of increased operating and interest expenses are attributable to the ramp-up of our business during the nine months ended September 30, 2008 and the fact that the results for the nine months ended September 30, 2007 reflect only five months of actual business operations.

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

	Three Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended September 30,
	2008 (Unaudited)	2007 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2008	2007
Net revenues	$10,787	$188,752	$(177,965)	(94)%	100%	100%
Cost of revenues	17,361	107,695	90,334	84%	161%	57%
Gross profit (loss)	(6,574)	81,057	(87,631)	(108)%	(61)%	43%
Operating and interest expenses	1,526,613	99,724	(1,426,889)	(1,430)%	14,152%	53%
Net loss	$(1,533,187)	$(18,667)	$(1,514,520)	(8,113)%	(14,213)%	(10)%

Net Revenues.  The $177,965 decrease in net revenues is comprised of decreased contract revenues due to increased progress work on our $527,000 AQMD Development Agreement.  During the three months ended September 30, 2007, 36% of the AQMD contract was completed resulting in $188,752 of contract revenues while during the three months ended September 30, 2008, 2% of the AQMD Development Agreement was completed resulting in contract revenues of $10,787.

Gross Profit.  The $87,631 decrease in gross profit was primarily due to the decrease in revenues between the periods.

Operating and Interest Expenses.  The $1,426,889 increase in operating and interest expenses is due largely to the $429,300 of legal, accounting, audit and consulting fees incurred in connection with the reverse merger transaction and $820,790 of fair value of stock based compensation associated with the issuance of shares of our common stock during the three months ended September 30, 2008.

Liquidity and Capital Resources

During the year ended December 31, 2007 and the nine months ended September 30, 2008, we funded our operations primarily with cash flow from financing activities, principally secured loans from convertible debentures, unsecured loans from shareholders and other parties. As of September 30, 2008, we had a working capital deficiency of $794,730 as compared to a working capital deficiency of $122,862 at December 31, 2007.  At September 30, 2008 and December 31, 2007 we had an accumulated deficit of $ 6,938,142 and $87,574, respectively, and cash and cash equivalents of $543,192 and $34, respectively.

Our available capital resources at September 30, 2008 consisted primarily of approximately $543,192 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities for the nine months ended September 30, 2008 was $464,847 as compared to $59,945 of cash provided by operating activities for the nine months ended September 30, 2007, and includes a net loss of $6,850,568, depreciation and amortization of $6,370, stock granted for services of $5,333,000, options and warrants granted for services for $685,309, and changes in operating assets and liabilities of $222,379.  Material changes in asset and liabilities at September 30, 2008 as compared to December 31, 2007 that affected these results include:

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

Cash used in investing activities totaled $418,325 for the nine months ended September 30, 2008 as compared to $22,316 of cash used in investing activities for the nine months ended September 30, 2007.

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

We are obligated under registration rights agreements related to the private placement offerings described above to file, on or before December 23, 2008, a registration statement with the SEC, registering for resale shares of common stock and the shares of common stock underlying the warrants, issued in connection with the above private placement transactions.

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.  As indicated above, our financial statements as of September 30, 2008 and for the year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in notes to our condensed financial statements included in this report, we have suffered recurring losses from operations and at December 31, 2007 and September 30, 2008 we had substantial net capital and working capital deficiencies. These factors, among others, raised substantial doubt about our ability to continue as a going concern and, with respect to our financial position on December 31, 2007, led our independent registered public accounting firm to include in their report an explanatory paragraph related to our ability to continue as a going concern. The condensed financial statements included in this document do not include any adjustments that might result from the outcome of this uncertainty.

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

Impacts of New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 applies to fiscal years and interim periods beginning after November 15, 2008.  We do not believe that the adoption of SFAS No. 161 will have a material effect on our results of operations, financial position, or cash flows.

In December 2007, FASB issued SFAS Statement No. 141 (R), “Business Combinations,” which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  SFAS  No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.  We do not believe that the adoption of SFAS No. 141(R) will have a material effect on our results of operations, financial position, or cash flows.

We do not believe that the adoption of the above recent pronouncements will have a material effect on our results of operations, financial position or cash flow.  Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2008 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008 our internal control over financial reporting was not effective due to the material weaknesses described below.

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

1.           We revised our methodology for recording the value of stock-based compensation and the recording of note discount related to a beneficial conversion feature and associated warrants issued with convertible notes. We previously valued the stock, options, and warrants associated with compensation and convertible notes based on an alternative valuation methodology that was determined by management with assistance from an independent third party valuation specialist during a time when the company was still a private enterprise. Upon further examination of our valuation methodology and largely in consideration of the $1.00 conversion price per share of common stock of our convertible notes that were offered and sold in July and September 2008 (and converted by October 31, 2008) and the $1.00 per unit sale price of units consisting of one share of common stock and a warrant to purchase one share of common stock that were offered and sold in October and December 2008, we concluded that the $1.00 valuation per share was a better indicator of value than the $0.015 per share valuation that was determined under the alternative valuation methodology previously used by us.  We have determined the effect of the correction on our previously issued financial statements and have restated our financial statements for the year ended December 31, 2008 and quarterly periods ended June 30, 2008 and September 30, 2008.  The revision of our valuation methodology as it relates to stock-based compensation and the recording of note discount related to a beneficial conversion feature and associated warrants issued with convertible notes was completed in the second quarter of 2009. We began using this new methodology for the quarter ended June 30, 2008 and all periods included in this report now reflect this change.  In addition, this methodology applies to all periods subsequent to December 31, 2008.

Management believes that the remediation described in item 1 immediately above has remediated the corresponding material weakness also described above.

2.           In connection with making the changes discussed above to our disclosure controls and procedures, in addition to working with our independent auditors, in the second quarter of 2009 we created a new position – Corporate Compliance Director – to assist us in making timely required filings with the Securities and Exchange Commission and ensuring the accuracy of our financial reporting and the effectiveness of our disclosure controls and procedures. The individual that we have assigned to the position of Corporate Compliance Director holds both a bachelors and masters degree, is a certified public accountant, and is experienced in compliance with generally accepted accounting principles, SEC reporting, and taxation matters. In the second quarter of 2009 we further improved our ability to timely make required filings by allocating part of the time of our administrative assistant who possesses relevant administrative and accounting experience to assist in promptly compiling information needed to meet our disclosure controls and procedure obligations. Also in the second quarter of 2009 we established a Disclosure Committee comprised of the Chief Executive Officer, the Chief Financial Officer and the Corporate Compliance Director.  It is anticipated that the Disclosure Committee will meet monthly and more frequently as reporting deadlines approach, to ensure that we comply timely with our disclosure obligations under the Securities Exchange Act of 1934, as amended.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on May 22, 2009, which could materially affect our business, financial condition and results of operations.  The risks described in our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on May 22, 2009 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Reference is made to the disclosures in Item 3.02 of our Amendment No. 2 to our Current Report on Form 8-K for October 24, 2008 filed with the SEC on June 17, 2009.

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

BALQON CORPORATION

Dated: June 17, 2009	By:	/s/ BALWINDER SAMRA
Balwinder Samra, Chief Executive Officer (principal executive officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit
Number	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002