Form 10-Q
period 2009-06-30
BALQON CORP.
filed 2009-08-14
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
(Address of principal executive offices)

90710
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

As of August 12, 2009, there were 25,518,348 shares of the issuer’s common stock issued and outstanding.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industry; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by such words as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are set forth in the “Risk Factors” section contained in this report and contained in our Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, or SEC, on May 22, 2009, which could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$897,035	$355,615
Accounts receivable	1,859,475	—
Inventories	835,744	1,159,601
Prepaid expenses	67,300	43,020
Total current assets	3,659,554	1,558,236
Property and equipment, net	88,464	89,393
Other assets:
Deposits	18,273	33,641
Trade secrets, net of $46,740 and $15,580 of accumulated amortization, respectively	140,225	171,385
Goodwill	166,500	166,500
Total assets	$4,073,016	$2,019,155
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,690,265	$1,225,807
Customer deposit	1,159,601	—
Loan payable, Bridge Bank	770,500	—
Notes payable to related parties	50,000	100,875
Advances from shareholder	14,590	34,877
Billings in excess of costs and estimated earnings on uncompleted contracts	61,589	2,604
Total current liabilities	3,746,545	1,364,163
Convertible notes payable, net of $968,000 discount	32,000	—
Total liabilities	3,778,545	1,364,163
SHAREHOLDERS’ EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,518,348 shares issued and outstanding	25,518	25,518
Additional paid in capital	9,650,329	8,650,329
Accumulated deficit	(9,381,376)	(8,020,855)
Total shareholders’ equity	294,471	654,992
Total liabilities and shareholders’ equity	$4,073,016	$2,019,155

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES	$1,499,150	$142,575	$2,275,800	$202,575
COST OF REVENUES	1,446,069	68,975	2,193,689	152,931
GROSS PROFIT	53,081	73,600	82,111	49,644
OPERATING EXPENSES:
General and administrative	690,825	5,331,065	1,225,234	5,363,349
Research and development	37,019	—	97,964	—
Depreciation and amortization	23,638	3,677	46,876	3,677
Total operating expenses	751,482	5,334,742	1,370,074	5,367,026
Loss from operations	(698,401)	(5,261,142)	(1,287,963)	(5,317,382)
Interest expense	(59,593)	—	(72,558)	—
NET LOSS	$(757,994)	$(5,261,142)	$(1,360,521)	$(5,317,382)

Net loss per share-basic and diluted	$(0.03)	$(0.32)	$(0.05)	$(0.32)
Weighted average shares outstanding, basic and diluted	25,518,348	16,667,000	25,518,348	16,667,000

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

	Common Stock		Additional Paid	Accumulated
	Number	Amount	in Capital	Deficit	Total

Balance, December 31, 2008	25,518,348	$25,518	$8,650,329	$(8,020,855)	$654,992
Fair value of beneficial conversion feature and warrants issued with convertible notes	—	—	1,000,000	—	1,000,000
Net loss	—	—	—	(1,360,521)	(1,360,521)
Balance, June 30, 2009 (unaudited)	25,518,348	$25,518	$9,650,329	$(9,381,376)	$294,471

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flow from operating activities:
Net loss	$(1,360,521)	$(5,317,382)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	46,876	3,677
Fair value of common stock granted for services	—	4,500,090
Fair value of options and warrants granted for services	—	685,309
Amortization of note discount	32,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,859,475)	35,000
Customer advance	1,159,601	—
Inventories	323,865	—
Prepaid expenses	(24,281)	—
Accounts payable and accrued expense	464,451	160,951
Billings in excess of costs and estimated earnings on uncompleted contracts	58,985	(67,575)
Net cash provided by (used in) operating activities	(1,158,499)	70
Cash flows from investing activities:
Acquisition of furniture, equipment and software	(14,787)	—
Net cash used in investing activities	(14,787)	—
Cash flows from financing activities:
Net proceeds on loan payable	770,500	—
Refund of building deposit	15,368	—
Proceeds from senior secured promissory notes	1,000,000	—
Proceeds from note payable	—	25,875
Repayment of notes payable to related party	(50,875)	—
Advances from shareholder	(20,287)	1,957
Net cash provided by financing activities	1,714,706	27,832
Increase in cash and cash equivalents	541,420	27,902
Cash and cash equivalents, beginning of period	355,615	34
Cash and cash equivalents, end of period	$897,035	$27,936
Supplemental cash flow information
Interest paid	$40,558	$—
Income taxes paid	$—	$—
Supplemental non-cash investing and financing information
Fair value of beneficial conversion and warrants recorded as note discount	$1,000,000	$—

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

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

Going Concern

For the six months ended June 30, 2009 and for the year ended December 31, 2008, the Company recorded net losses of $1,360,521 and $7,933,281, respectively, and had a working capital deficit of $86,990, and an accumulated deficit of $9,381,376 at June 30, 2009.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.  The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months, as they relate to the production of our products will continue to be significant.  If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The condensed balance sheet information as of December 31, 2008 was derived from the audited financial statements included in the Company’s restated financial statements as of and for the years ended December 31, 2008 and 2007 included in Amendment No. 1 to Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 22, 2009. These financial statements should be read in conjunction with that report.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Contract Revenue and Cost Recognition on Prototype Vehicles (continued)

The Company accounted for a certain grant from the City of Los Angeles (“City of Los Angeles Grant”) pursuant to the provisions of ARB No. 43, “Restatement and Revision of Accounting Research Bulletins and AICPA’s Audit and Accounting Guide for Federal Government Contractors.” Under this method, sales for cost-reimbursement contract is recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

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

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale.  The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of June 30, 2009 and December 31, 2008, the Company had no warranty reserve nor did it incur warranty expenses during the six month periods ended June 30, 2009 or 2008.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Inventories consist of the following:

	June 30, 2009(unaudited)	December 31, 2008

Raw materials	$835,744	$1,044,816
Work in process	—	—
In-transit	—	114,785
	$835,744	$1,159,601

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

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

In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” the Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified.  If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices.  The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset using a discounted cash flow income approach as described above.  If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of the Company’s long lived assets at June 30, 2009 or December 31, 2008.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants. As of June 30, 2009, common stock equivalents composed of options convertible into 4,562,592 shares of the Company’s common stock, warrants convertible into 4,008,778 shares of the Company’s common stock and notes convertible into 1,000,000 shares of the Company’s common stock. For the six month periods ended June 30, 2009 and 2008, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Stock-Based Compensation

The Company periodically issues stock instruments, including shares of its common stock, stock options, and warrants to purchase shares of its common stock to employees and non-employees in non-capital raising transactions for services rendered and for financing costs.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

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

For the six months ended June 30, 2009 and 2008, revenues are from contracts with the City of Los Angeles and the South Coast Air Quality Management District (“AQMD”).

For the six months ended June 30, 2009, 19.6% of cost of sales were to a single vendor.  At June 30, 2009, accounts payable to this vendor represented 0% of total accounts payable.  At June 30, 2009, three other vendors had balances representing 39%, 21%, and 9%, respectively, of total accounts payable.

Recent Accounting Pronouncements

In December 2007, SFAS No. 141R, “Business Combinations (revised 2007)” was issued.  SFAS No. 141R replaces SFAS No. 141, “Business Combinations.”  SFAS No. 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although SFAS No. 141R may impact our reporting in future financial periods, the Company has determined that the standard did not have any impact on its historical financial statements at the time of adoption.

In April 2008 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142.  This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The effective date, as well as the adoption date for the Company was January 1, 2009.  Although FSP 142-3 may impact the Company’s reporting in future financial periods, the Company has determined that the standard did not have any impact on its historical financial statements at the time of adoption.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

	June 30, 2009 (Unaudited)	December 31, 2008
Computer equipment and software	$67,177	$52,390
Office furniture	26,725	26,725
Machinery	6,395	6,395
Leasehold improvements	21,711	21,711
Total property and equipment, cost	122,008	107,221
Less: accumulated depreciation	(33,544)	(17,828)
Property and equipment, net	$88,464	$89,393

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2009 and 2008 was $46,876 and $3,677, respectively.

NOTE 3 – BUSINESS ACQUISITION

On September 9, 2008, the Company acquired substantially all of the assets of Electric MotorSports, LLC (“EMS”), an Ohio limited liability company that was owned by Mr. Robert Gruenwald, the Company’s Vice President Research and Development.  The assets acquired included goodwill and trade secrets used in the development and manufacture of flux vector inverters.  The acquisition was accounted for as a purchase in accordance with SFAS 141, “Business Combinations.”

The following unaudited pro forma operating data shown below presents the results of operations for the three months ended June 30, 2008 and the six months ended June 30, 2008, as if the acquisition of EMS had occurred on the last day of the immediately preceding fiscal period.  Accordingly, transaction costs related to the acquisition are not included in the loss from operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

	Three Months Ended June 30, 2008	Six Months Ended June 30,2008
	(Unaudited)	(Unaudited)
Revenues	$229,000	$328,000
Net loss	$(5,271,000)	$(5,324,000)
Net loss per share-basic and diluted	$(0.32)	$(0.32)
Weighted average shares outstanding-basic and diluted	16,667,000	16,667,000

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

NOTE 4 – LOAN PAYABLE – BRIDGE BANK

On February 25, 2009, the Company executed a Business Financing Agreement, dated February 18, 2009, with Bridge Bank, National Association (the “Lender”) (the “Initial Agreement”).  The initial agreement has been amended by Business Financing Modification Agreements dated effective February 26, 2009 and August 4, 2009, respectively (the “Modification Agreements,” and together with the Initial Agreement the “Credit Agreement”).  The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $5,000,000 (the “Credit Facility”).  Under the terms of the Credit Agreement, the Company may not borrow in excess of $500,000 unless and until the Company receives an executed term sheet with respect to an equity financing of at least $2,500,000 on terms and conditions acceptable to the Lender.  At June 30, 2009, $770,500 was outstanding and $0 was available under the terms of the Credit Facility. (See Note 10.)

The Credit Facility is formula-based and generally provides that the outstanding borrowings under the Credit Facility may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  The Credit Facility is secured by a continuing first priority security interest in all the Company’s personal property (subject to customary exceptions).  Interest on the Credit Facility is payable monthly, at the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum (6% at June 30, 2009).  The Credit Agreement matures on February 24, 2010 and may be terminated at any time by either party to the Credit Agreement.

NOTE 5 – SUBORDINATED UNSECURED CONVERTIBLE PROMISSORY NOTES

The amounts payable under these notes, less note discount related to the beneficial conversion feature and warrants issued with the convertible notes is as follows:

	June 30, 2009 (unaudited)	December 31, 2008
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012	$1,000,000	$—
Less: note discount	(968,000)	—
Total notes payable, net	$32,000	$—

Between March 25, 2009 and June 23, 2009, the Company entered into agreements with 34 accredited investors for the sale by the Company of an aggregate of $1,000,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The conversion price is only subject to adjustment based on stock splits, stock dividends, spin-off, rights offering, or recapitalization through a large, nonrecurring cash dividend.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

NOTE 5 – SUBORDINATED UNSECURED CONVERTIBLE PROMISSORY NOTES (continued)

The Company determined that the relative fair value of the warrants was $639,061.  The relatively fair value was determined using the methodology prescribed by APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  The Company determined the initial fair value of the beneficial conversion feature was approximately $360,939.  These amounts were calculated by a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 54.39%, a risk free interest rate of 1.15%, and no expected dividend yield. The relative value of the warrants of $639,061 and the beneficial conversion feature of $360,939 was recorded by the Company as a loan discount of $1,000,000, which the Company is amortizing to interest expense over the life of the notes.  At June 30, 2009, the total discount (less amortization of $32,000) of $968,000 is offset against the balance of the convertible notes.

NOTE 6 – NOTE PAYABLE - RELATED PARTIES, UNSECURED

Note payable to related parties, unsecured, consists of the following at:

	June 30, 2009 (Unaudited)	December 31, 2008
Notes payable to a shareholder, unsecured, interest at 6% per annum payable at maturity, due December 6, 2008	$—	$875
Note payable to a shareholder, issued in conjunction with the acquisition of EMS (see Note 3), unsecured, interest at the prime rate (5% at June 30, 2009) per annum, payable at maturity, due in three principal installments: $50,000 on May 15, 2009, $25,000 on July 15, 2009, and $25,000 on September 15, 2009, plus interest.	50,000	100,000
Total notes payable	$50,000	$100,875

NOTE 7 – INCOME TAXES

At June 30, 2009, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $9,409,428 for Federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will be able to realize the tax benefit of the carryforwards.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

NOTE 7 – INCOME TAXES (continued)

Significant components of the Company’s deferred income tax assets are as follows:

June 30, 2009 (Unaudited)
Deferred income tax asset:
Net operating loss carryforward	$3,810,000
Valuation allowance	(3,810,000)
Net deferred income tax asset	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

Six Months Ended June 30, 2009
Tax expense at the U.S. statutory income tax	(34.0)%
State tax net of federal tax benefit	(5.8)%
Increase in valuation allowance	39.8%
Effective tax rate	—%

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, ”Accounting for Uncertainty in Income Taxes (“FIN 48”)—an interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2009, the Company does not have a liability for unrecognized tax benefits.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

NOTE 8 – STOCK OPTIONS AND WARRANTS

Stock Options

At June 30, 2009, options shares outstanding are as follows:

	Shares	Average Exercise Price
Balance at January 1, 2009	4,562,592	$2.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at June 30, 2009 (unaudited)	4,562,592	$2.00

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$1.50	1,520,864	$1.50	1.0	1,520,864	$1.50
$2.00	1,520,864	$2.00	2.0	1,520,864	$2.00
$2.50	1,520,864	$2.50	3.0	1,520,864	$2.50
	4,562,592			4,562,592

At June 30, 2009, the aggregate intrinsic value of the 4,562,592 options outstanding and exercisable was $4,562,592.  At June 30, 2009, all options were vested and there were no unvested options outstanding.

Warrants

At June 30, 2009, warrants shares outstanding are as follows:

	Shares	Average Exercise Price
Balance at January 1, 2009	3,008,778	$1.50
Granted	1,000,000	$1.50
Exercised	—	—
Cancelled	—	—
Balance at June 30, 2009 (unaudited)	4,008,778	$1.50

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

NOTE 8 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

The following table summarizes information about stock warrants outstanding and exercisable as of June 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$1.50	3,399,594	$1.50	2.8	3,399,594	$1.50
$2.00	304,592	$2.00	2.0	304,592	$2.00
$2.50	304,592	$2.50	3.0	304,592	$2.50
	4,008,778			4,008,778

At June 30, 2009, the aggregate intrinsic value of the warrants outstanding and exercisable was $5,556,279.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On June 26, 2008, the Company entered into an agreement with the City of Los Angeles to produce and deliver 20 electric yard hostlers, 5 short-haul electric drayage trucks, and associated equipment including chargers, batteries and controllers for a total of $5,383,750.  In September 2008, the Company began work on the first units it intends to produce and expects to deliver all the vehicles and associated equipment to the City of Los Angeles during 2009.

The Company has agreed to pay to each of the City of Los Angeles and the AQMD a royalty fee of $1,000 per electric vehicle it sells to a purchaser other than the City of Los Angeles or the AQMD.

In June 2009, the Company entered into an agreement (the “Autocar Agreement”) with Autocar, LLC (“Autocar”), a manufacturer and marketer of severe service heavy-duty trucks, under which the Company agreed with Autocar to collaborate on the development, marketing and sale of on-road Class 7 and Class 8 zero emissions electric trucks to be used in short haul drayage and trash hauling applications (the “Autocar Truck”).  Under the terms of the Autocar Agreement, the Company agreed to purchase Department of Transportation compliant chassis designed for cab-over-engine-heavy-duty vehicles (the “Autocar Chassis”) exclusively from Autocar for a period of at least three years.  The Autocar Agreement is for an initial term commencing on June 9, 2009 and ending 36 months after the first sale of an Autocar Truck by us to an end user (the “First Sale”).  After the initial term, the Autocar Agreement will automatically continue for successive one-year terms until it is terminated at the end of its term by either party giving the other party notice of termination at least 60 days prior to the end of the applicable term.  Under the Autocar Agreement, the Company agreed to purchase: a minimum of 50 Autocar Chassis during the first twelve month period after the First Sale (with at least 5 Autocar Chassis being purchased by December 9, 2009), a minimum of 75 Autocar Chassis during the second twelve month period after the First Sale, and a minimum of 112 Autocar Chassis during the third twelve month period after the First Sale.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

In May 2009, the Company received a grant of up to $400,000 from the City of Los Angeles to reimburse the Company for costs it incurs in connection with the installation, demonstration and evaluation of lithium-ion powered battery packs in two of the Company’s zero emissions Nautilus vehicles.  Reimbursement of up to $360,000 of the costs incurred shall be payable to the Company upon the delivery of a Nautilus E30 and a Nautilus E20 installed with lithium-ion batteries to the City of Los Angeles for testing, and reimbursement of up to $40,000 of the costs incurred shall be payable to the Company upon completion of testing required under the terms of the grant.  Upon completion of the testing of these two vehicles, one Nautilus E20 and one Nautilus E30, the City of Los Angles will have the right to purchase these test vehicles against its existing purchase order with the Company.  In June 2009, the Company completed assembly of a Nautilus E30 retrofitted with 280 kilowatt hours (“kWh”) lithium-ion battery packs, and an initial testing of this Nautilus E30 demonstrated a range of over 150 miles on a single charge under unloaded conditions. As of August 12, 2009, the Company has retrofitted a Nautilus E20 with 140 kWh lithium-ion battery packs, and initial testing of this Nautilus E20 demonstrated a range of over 95 miles on a single charge under unloaded conditions.

As of June 30, 2009, the Company has invoiced the City of Los Angeles $360,000 in accordance with the City of Los Angeles grant.  Through the six months ended June 30, 2009, the Company has incurred $301,015 of costs related to the City of Los Angeles grant and has recognized the same amount as revenue. The billings in excess of cost equal to $58,595 is reflected as a liability in the Company’s balance sheet for June 30, 2009.

NOTE 10 - SUBSEQUENT EVENTS

On August 10, 2009 the Company executed a Business Financing Modification Agreement with Bridge Bank, National Association, dated as of August 4, 2009 (the “Modification Agreement”), pursuant to which the terms of the Business Financing Agreement, dated effective February 18, 2009, between the Company and Bridge Bank, was amended.  Under the terms of the financing agreement with Bridge Bank, as modified by a certain Business Financing Modification Agreement dated effective as of February 26, 2009, the Company had an accounts receivable based credit facility in the aggregate amount of up to $5,000,000 subject to the constraint that the Company could not borrow in excess of $500,000 unless and until it received an executed term sheet with respect to an equity financing of at least $2,500,000 on terms and conditions acceptable to Bridge Bank.  The Modification Agreement amended the financing agreement to (i) reduce the credit facility from $5,000,000 to $2,000,000 and (ii) remove the constraint under which the Company could not borrow in excess of $500,000 unless and until it received an executed term sheet with respect to an equity financing of at least $2,500,000.  As of the date of this report, the financing agreement with Bridge Bank, as amended by the Modification Agreement, provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes to financial statements included elsewhere in this report.  This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section of our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2008 and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	the projected growth or contraction in the industries within which we operate;

•	a loss of one of our key customers;

•	our ability to develop and market products that compete effectively in our targeted market segments;

•	our ability to meet customer demand;

•	our ability, through the implementation of our long-term business strategy, to become profitable and/or generate sufficient cash flows;

•	current and future economic, business and regulatory conditions, as well as the fluctuations in the price of commodities such as oil, which may, in turn, affect demand for our products;

•	anticipated trends in our financial condition and results of operations; and

•	our ability to distinguish ourselves from our current and future competitors.

We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control. The factors discussed under the “Risk Factors” in this report and other reports filed as well as any cautionary language in this report or any of our other reports or filings, including Amendment No. 1 to our Annual Report on Form 10-K filed with the SEC on May 22, 2009, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we described in our forward-looking statements. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date of this report unless and to the extent required by applicable law.

Overview

We currently develop, assemble and market heavy-duty electric vehicles, flux vector inverters, and heavy-duty electric drive systems.  We currently sell our heavy-duty electric vehicles and plan to begin selling our other products in the near future.  In May 2007, we entered into an agreement with the South Coast Air Quality Management District, or AQMD, to develop and test a heavy-duty zero emissions electric drayage tractor.  Under the terms of this agreement with the AQMD, which agreement is referred to in this report as the AQMD Development Agreement, the AQMD agreed to pay us up to $527,000 for the development and testing of the heavy-duty drayage tractor.  The City of Los Angeles agreed with the AQMD to fund 50% of the total development costs related to the drayage tractor.  The revenues and costs associated with the AQMD Development Agreement are recorded as contract revenues and costs, in accordance with the AICPA’s Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-type Contracts.”  As such, the costs associated with the development of our demonstration vehicle are recorded as “contract costs,” not as research and development expenses.  All of our revenues for the three months ended June 30, 2008 were associated with the AQMD Development Agreement and the sale of a battery charger to the City of Los Angeles.

In addition to incorporating our heavy-duty electric traction drive systems and flux vector inverters into our heavy-duty electric vehicles, we are marketing, and plan to sell, our heavy-duty electric traction drive systems and flux vector inverters to original equipment manufacturers, or OEMs, of heavy-duty material handling equipment and vehicles.  Our heavy-duty electric traction drive systems are designed to target the needs of industries that use heavy-duty vehicles or equipment, such as capacity forklifts, to transport heavy loads in off-highway applications. These heavy-duty electric propulsion systems provide high torque to pull heavy loads during start-stop applications.  Our flux vector inverters can operate at 200 volts to 800 volts direct current.  Our flux vector inverters, which are currently used in electric buses, mining equipment and other applications, are Society of Automation Engineers, or SAE, J1939 controller area network, or CAN Bus, capable and, as a result, provide us with the ability to incorporate our technologies into existing vehicle platforms including container lift trucks, reach stackers, roll-on/roll-off tractors, drayage vehicles and high capacity forklifts.  SAE J1935 CAN Bus is a standard communication protocol used in the automotive industry to communicate and diagnose between vehicle components.

In May 2008, we received a purchase order from the AQMD for one of our Nautilus E20 heavy-duty electric yard tractors.  In June 2008, we received a purchase order from the City of Los Angeles for 20 Nautilus E20 heavy-duty electric yard tractors and five Nautilus E30 drayage tractors.  The purchase order from the City of Los Angeles is pursuant to an agreement with the City of Los Angeles, dated June 26, 2008, or City of Los Angeles Agreement.  As of August 12, 2009, we have delivered 8 Nautilus E20s to the City of Los Angeles.  Previously, we believed that we would deliver the 25 Nautilus tractors ordered under the City of Los Angeles purchase order by June 30, 2009.  However, primarily due to working capital constraints, we have revised our initial forecast, and we now believe that we will deliver the remaining 12 Nautilus E20s and 5 Nautilus E30s to the City of Los Angeles by December 31, 2009.  All of our revenues for the three months ended June 30, 2009 were from the sale of a battery charger system and 6 electric trucks to the City of Los Angeles.

In May 2009, we received a grant of up to $400,000 from the City of Los Angeles to reimburse us for costs we incur in connection with the installation, demonstration and evaluation of lithium-ion powered battery packs in two of our zero emissions Nautilus vehicles.  In June 2009, we completed assembly of a Nautilus E30 retrofitted with 280 kilowatt hours, or kWh, lithium-ion battery packs, and an initial testing of this Nautilus E30 demonstrated a range of over 150 miles on a single charge under unloaded conditions.  As of the date of this report, we have retrofitted a Nautilus E20 with 140 kWh lithium-ion battery packs, and initial testing of this Nautilus E20 demonstrated a range of over 95 miles on a single charge under unloaded conditions. As of the date of this report, we continue to test the Nautilus E30 and Nautilus E20 that have been retrofitted to demonstrate what we believe to be the additional range and performance benefits of lithium-ion batteries in our current Nautilus product line.

While our current backlog for our heavy-duty electric vehicles consists solely of our outstanding purchase order from the City of Los Angeles, we are actively pursuing a more diversified customer base.  We anticipate that a majority of future sales of our heavy-duty electric vehicles will be made directly to end users, such as large terminal operators, shipping companies and OEMs, rather than directly to governmental agencies such as the AQMD and the City of Los Angeles.  Our expectation that a majority of our future sales of our heavy-duty electric vehicles will be made directly to end users is based, in part, on the results of our initial test of the Nautilus E30 powered by lithium-ion batteries and our agreement with Autocar, LLC, or Autocar, to collaborate on the development, marketing and sale of on-highway Class 7 and Class 8 zero emissions electric vehicles.  In addition, we expect to use Autocar’s existing authorized dealer network to sell our heavy-duty electric vehicles.  Our expectations regarding future customers are also based on our current on-going discussions with potential customers located in Canada and Europe, and additional governmental incentives and funding that we believe will become available for electric vehicles which we believe will improve the competitive advantage of our electric vehicles.

Our total revenues increased by $1,356,575, or 952%, to $1,499,150 for the three months ended June 30, 2009 as compared to $142,575 for the three months ended June 30, 2008 and increased by $2,073,225, or 1,023%, to $2,275,800 for the six months ended June 30, 2009 as compared to $202,575 for the six months ended June 30, 2008. This increase in revenues is largely the result of sales of our electric vehicles and related equipment that commenced during February 2009.  We reported a net loss of $757,994 and $1,360,521 for the three and six months ended June 30, 2009, respectively, as compared to a net loss of $5,261,142 and $5,317,382 for the three and six months ended June 30, 2008, respectively.  Our cost of revenues increased to $1,446,069 for the second quarter of 2009 as compared to $68,975 for the same period in 2008 and increased to $2,193,689 for the first six months of 2009 as compared to $152,931 for the same period in 2008.  Operating and other expenses decreased to $811,075 for the second quarter of 2009 as compared to $5,334,742 for the same period in 2008 and decreased to $1,442,632 for the first six months of 2009 as compared to $5,367,026 for the same period in 2008.  The significant decrease in operating expenses in the 2009 periods as compared to the 2008 periods is primarily the result of us incurring $5,185,399 of stock-based compensation expense in the 2008 periods as compared to us incurring no stock-based compensation expense in the 2009 periods.

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

We accounted for a certain grant from the City of Los Angeles pursuant to the provisions of ARB No. 43, “Restatement and Revision of Accounting Research Bulletins and AICPA’s Audit and Accounting Guide for Federal Government Contractors.”  Under this method, sales for cost-reimbursement contract is recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

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

Product Warranties

We provide limited warranties for parts and labor at no cost to its customers within a specified time period after the sale.  We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of June 30, 2009 and December 31, 2008, we had no warranty reserve nor did we incur warranty expenses during the six month periods ended June 30, 2009 or 2008.

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

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of our long lived assets at June 30, 2009 or December 31, 2008.

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

Results of Operations

We have based our financial statements on the assumption of our operations continuing as a going concern.  As of June 30, 2009, we had working capital deficit of $86,990, had an accumulated deficit of $9,381,376 and we reported a net loss for the three and six month periods ended June 30, 2009 of $757,994 and $1,360,521, respectively, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which are expected to help provide us with the liquidity necessary to meet operating expenses.  Over the longer-term, we plan to achieve profitability through our operations from the sale of our heavy-duty electric vehicles.  Our financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

	Three Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended June 30,
	2009 (Unaudited)	2008 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2009	2008
Net revenues	$1,499,150	$142,575	$1,356,575	952%	100%	100%
Cost of revenues	1,446,069	68,975	(1,337,094)	(1,996)%	96%	48%
Gross profit	53,081	73,600	(20,519)	(28)%	4%	52%
Operating and interest expenses	811,075	5,334,742	4,523,667	85%	54%	3,742%
Net loss	$(757,994)	$(5,261,142)	$4,503,148	86%	(51)%	(3,690)%

Net Revenues.  The increase in net revenues is comprised of the sale battery of a battery charger system and six electric trucks for an aggregate sales price of $1,198,135 and a net increase of $301,015 in contract revenues earned.  The contract revenues were related to the completion of the integration of lithium-ion battery packs in a Nautilus E30 pursuant to a grant we received from the City of Los Angeles.    We anticipate that our future revenues will be comprised primarily of sales of our heavy-duty electric vehicles, flux vector inverters and our other products to customers including the City of Los Angeles, OEMs, and end-users of heavy-duty electric vehicles.  Our revenues during the three months ended June 30, 2009 were comprised solely of sales to customers in the United States.  We believe that a substantial portion of our sales in the future will be made to customers located outside of the United States.

Gross Profit.  The decrease in gross profit was due to a 4% gross margin associated with the sales of a battery system and electric trucks during the quarter ending June 30, 2009 compared to a 52% gross margin associated with contract revenues earned under the AQMD Development Agreement during the quarter ending June 30,  2008. The decrease in gross margin during the three months ended June 30, 2009 was largely attributable to increased material costs and lower than anticipated production volume resulting in higher overhead costs.  We anticipate that our gross profit margin associated with sales of our electric vehicles will be approximately 24% of revenues once we reach our projected annual production volume.

Operating and Interest Expenses.  The decrease in operating and interest expenses is attributable to the stock-based compensation expenses of $5,185,399 incurred during the three months ended June 30, 2008 as compared to no stock-based compensation expense being incurred during the three months ended June 30, 2009.  Operating and interest expenses excluding stock-based compensation expense incurred during the three months ended June 30, 2009 was $811,075 as compared to $149,343 incurred during the same period in 2008, an increase of $661,432.  This increase in operating and interest expenses were largely due largely to the legal, accounting, audit and consulting fees incurred in connection with the annual audit and related filings with the SEC that were made during the three months ended June 30, 2009. We expect that over the near term, our general and administrative expenses will increase as a result of increased management personnel, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the SEC and the filing of an amended registration statement with the SEC.

Our research and development expenses for the three months ended June 30, 2009 were $37,019.  We had no research and development expenses during the three months ended June 30, 2008.  The increase in research and development expenses is largely attributable to the expenses associated with the employment of our vice president of research and development that was hired during the year ended December 31, 2008.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

	Six Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Six Months Ended June 30,
	2009 (Unaudited)	2008 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2009	2008
Net revenues	$2,275,800	$202,575	$2,073,225	1,023%	100%	100%
Cost of revenues	2,193,689	152,931	(2,040,758)	(1,334)%	96%	75%
Gross profit	82,111	49,644	32,467	65%	4%	25%
Operating and interest expenses	1,442,632	5,367,026	(3,924,394)	73%	63%	2,649%
Net loss	$(1,360,521)	$(5,317,382)	$3,956,861	74%	(60)%	(2,625)%

Net Revenues.  The increase in revenues was comprised primarily of sales of seven Nautilus E20 electric vehicles to the City of Los Angeles and a Nautilus E20 to the AQMD.  We also recognized $301,015 in contract revenues resulting from the grant we received from the City of Los Angeles.  Part sales  during the six months ended June 30, 2009 were $382,250 as compared to $75,000 for the six months ended June 30, 2008.  Our revenues during the three months ended June 30, 2009 were comprised solely of sales to customers in the United States.

Gross Profit. The $32,467 increase in gross profit for the six months ended June 30, 2009 as compared to the same period in 2008 was due to increased revenues during the 2009 period.  The reduction in gross margin from 25% of net revenues for the 2008 period to 4% of net revenues for the 2009 period was primarily due to changes in revenue mix, increases in material and overhead costs related to lower than anticipated production volume and higher manufacturing overhead costs related to establishing a production line at our Harbor City facility.

Operating and Interest Expenses.  The decrease in operating and interest expenses is primarily attributable to stock-based compensation expense of $5,185,399 that was incurred during the six months ended June 30, 2008 as compared to no stock-based compensation expense being incurred during the six months ended June 30, 2009.  Operating and interest expenses excluding stock-based compensation expense incurred during the six months ended June 30, 2009 was $1,442,632 as compared to $331,187 incurred during the same period in 2008, an increase of $1,111,145.  This increase in operating and interest expenses were primarily due to the implementation of administrative, legal, accounting and audit systems and controls to meet our filing requirements with the SEC and the filing of an amended registration statement with the SEC.

Liquidity and Capital Resources

During the six months ended June 30, 2009, we funded our operations primarily with cash flow from financing activities, which included the issuance of secured and unsecured debt and the issuance of equity securities.  As of June 30, 2009, we had a working capital deficit of $86,990 as compared to working capital of $194,074 at December 31, 2008.  At June 30, 2009 and December 31, 2008, we had an accumulated deficit of $9,381,376 and $8,020,855, respectively, and cash and cash equivalents of $897,035 and $355,615, respectively.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities for the six months ended June 30, 2009 was $1,158,499 as compared to $70 of cash provided by operating activities for the same period in 2008, and includes a net loss of $1,360,521, depreciation and amortization of $46,876 and net decrease in operating assets and liabilities of $ 51,217.  Material changes in asset and liabilities at June 30, 2009 as compared to June 30, 2008 that affected these results include:

•	an increase in accounts receivable of $1,859,475;

•	an increase in customer advance of 1,159,601;

•	an increase in billings in excess of costs and estimated earnings on uncompleted contracts of 58,985;

•	a decrease in inventory of $323,865;

•	a increase in prepaid expenses of $24,281; and

•	a net increase in accounts payable and accrued expenses of $464,451.

Cash used in investing activities totaled $14,787 for the six months ended June 30, 2009 as compared to $0 of cash used in investing activities for the same period in 2008.

Cash provided by financing activities totaled $1,714,706 for the six months ended June 30, 2009 as compared to $27,832 for the same period in 2008.

During March 2009 and June 2009, we raised an aggregate of $ 1,000,000 through the issuance of  our 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment, to 34 accredited investors.  Interest on our convertible notes is payable on a quarterly basis.   In connection with this offering, we also issued three-year warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.50 per share.

We are obligated under registration rights agreements related to the above described private placement to file a registration statement with the SEC, registering for resale the shares of common stock underlying the convertible notes and warrants issued in the private placement transaction.

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association, or Bridge Bank.  Under the terms of the financing agreement with Bridge Bank, as modified by a certain Business Financing Modification Agreement dated effective as of February 26, 2009, we were provided with an accounts receivable based credit facility in the aggregate amount of up to $5,000,000 subject to the constraint that we could not borrow in excess of $500,000 unless and until we received an executed term sheet with respect to an equity financing of at least $2,500,000 on terms and conditions acceptable to Bridge Bank.  On August 10, 2009, we executed a Business Financing Modification Agreement with Bridge Bank, dated as of August 4, 2009, pursuant to which the financing agreement was amended to (i) reduce the credit facility from $5,000,000 to $2,000,000 and (ii) remove the constraint under which we could not borrow in excess of $500,000 unless and until we received an executed term sheet with respect to an equity financing of at least $2,500,000.  As of the date of this report, the financing agreement with Bridge Bank, as amended, provides us with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000.

The credit facility is formula-based and generally provides that the outstanding borrowings under the credit facility may not exceed an aggregate of 80% of eligible accounts receivable.  We must immediately pay any advance made under the credit facility within 90 days of the earlier of the invoice date of the receivable that substantiated the advance or the date on which the advance was made.

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

Our plan of operations for the next twelve months includes completion and delivery of the remaining heavy-duty electric vehicles under the City of Los Angeles Agreement, together with associated equipment including batteries and chargers. We also expect to receive additional orders for our products over the next twelve months. We expect that the anticipated gross margin from the sales of these products will provide additional liquidity and capital resources. Our ability to increase the number of orders for our products and/or to achieve sufficient gross margin through the sale of products to provide us with meaningful additional liquidity and capital resources is subject to, among other things, the effect of the current global economic crisis and our ability to raise additional capital.

During 2009, we expect to incur approximately $200,000 in research and development expenses. We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment.

We presently have 11 employees and expect to hire additional personnel to meet production demands of increased product sales. Until these new sales materialize, our present staff is sufficient to meet our current operational plan.

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.  As indicated above, our financial statements as of June 30, 2009 and for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at June 30, 2009 we had an accumulated deficit of $9,381,376.  These factors, among others, raised substantial doubt about our ability to continue as a going concern and, with respect to our financial position on December 31, 2008, led our independent registered public accounting firm to include in their report an explanatory paragraph related to our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Backlog

As of June 30, 2009, we had a backlog of approximately $3.7 million.  As of June 30, 2009, our backlog included a contract to produce and deliver 13 electric yard tractors, 5 electric drayage tractors to the City of Loa Angeles, and associated equipment including batteries and controllers.  We believe that products in our backlog will be shipped during 2009.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in shareholder’s equity and cash flows for the periods presented.

As a result of our restatement of our financial statements as of and for the year ended December 31, 2008 and for each of the quarterly periods ended June 30, 2008 and September 30, 2008, we were unable to meet our requirements to timely file our Form 10-Q for the quarterly period ended March 31, 2009. Management evaluated the impact of our inability to timely file periodic reports with the SEC on our assessment of disclosure controls and procedures and concluded that the control deficiency that resulted in the inability to timely make these filings represented a material weakness.

In connection with remediating our material weakness, in addition to working with our independent auditors, in the second quarter of 2009 we created a new position – Corporate Compliance Director – to assist us in making timely required filings with the Securities and Exchange Commission and ensuring the accuracy of our financial reporting and the effectiveness of our disclosure controls and procedures. The individual that we have assigned to the position of Corporate Compliance Director holds both a bachelors and masters degree, is a certified public accountant, and is experienced in compliance with generally accepted accounting principles, SEC reporting, and taxation matters. In the second quarter of 2009 we further improved our ability to timely make required filings by allocating part of the time of our administrative assistant who possesses relevant administrative and accounting experience to assist in promptly compiling information needed to meet our disclosure controls and procedures. Also in the second quarter of 2009 we established a Disclosure Committee comprised of the CFO, Corporate Compliance Director, and the administrative assistant.  It is anticipated that the Disclosure Committee will meet monthly and more frequently as reporting deadlines approach, to ensure that we comply timely with our disclosure obligations under the Securities Exchange Act of 1934, as amended.

Management expects that the remediation described immediately above will remediate the corresponding material weakness also describe above by December 31, 2009. Management is unable, however, to estimate our capital or other expenditures associated with the allocation of time of certain of our personnel to assist us in generating reports and schedules necessary to timely file our periodic reports or our additional capital or other expenditures related to higher fees paid to our independent auditors in connection with their review of this remediation.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and under “Risk Factors” in our Amendment No. 1 to our Annual Report on Form 10-K for December 31, 2008 filed with the SEC on May 22, 2009, which could materially affect our business, financial condition and results of operations.  The risks described below and in our Amendment No. 1 to our Annual Report on Form 10-K for December 31, 2008 filed with the SEC on May 22, 2009 are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

We have a material weakness in our internal control over financial reporting structure which until remedied, may cause our filings to not be made timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

We have identified a material weakness in our internal control over financial reporting and cannot assure you that additional material weaknesses will not be identified in the future.  Management has concluded that a control deficiency that resulted in our inability to timely file periodic reports with the SEC represented material weakness in our internal control over financial reporting.  If our internal control over financial reporting or disclosure controls and procedures are not effective, our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

The industries within which we compete are highly competitive. New developments in technology may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete.  Competition for our products may come from current fossil fuel based drive system technologies, improvements to current drive system technologies and new alternative fuel drive system technologies.  Each of our target markets is currently serviced by existing manufacturers with existing customers and suppliers using proven and widely accepted fossil fuel powered drive systems.  Additionally, there are competitors working on developing technologies such as cleaner diesel engines, bio-diesel, fuel cells, natural gas and hybrid electric/internal combustion engines in each of our targeted markets.  Our products compete directly with heavy-duty fossil fuel powered vehicles which are lower in price and higher in key performance specifications such as range, speed and load carrying capacity.  In addition, our competitors have a long history of producing high volume products with established dealer and service networks.  Many of our existing and potential competitors, including Kalmar Industries Corp, MOL Transport Solutions, Terberg DTS UK Ltd., Kenworth Truck Company, Freightliner Trucks, Mack Trucks, Inc. and Peterbilt Motors Company, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation products, as well as greater name recognition than we do. As a result, our competitors may be able to compete more aggressively and sustain that competition over a larger period of time than we could.  Each of these competitors has the potential to capture market share in various markets, which could have a material adverse effect on our position in the industry and our financial results.

We also face competition from small to medium size manufacturers of alternative fuel heavy-duty drive systems such has Cummins Inc., Westport Innovations Inc., US Hybrid Corporation and Vision Industries Corp.  These competitors’ products target new and retrofit markets with drive systems powered by natural gas, electric hybrid and fuel cell powered vehicles.  These small to medium size manufacturers offer products competitive in price to our current product line and these products are expected to exceed the performance of our products in key performance specifications such as range and speed.  There can be no assurance that our zero emissions products will be able to offer competitive advantages over alternative fuel powered vehicles being developed by our competitors.   Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures.  This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2009, we entered into agreements with 31 accredited investors for the sale by us of an aggregate of $950,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 950,000 shares of our common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  Additionally, we issued three-year warrants to purchase an aggregate of 950,000 shares of common stock at an exercise price of $1.50 per share.

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

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association.  Under the terms of the financing agreement with Bridge Bank, as modified by a certain Business Financing Modification Agreement dated effective as of February 26, 2009, we were provided with an accounts receivable based credit facility in the aggregate amount of up to $5,000,000 subject to the constraint that we could not borrow in excess of $500,000 unless and until we received an executed term sheet with respect to an equity financing of at least $2,500,000 on terms and conditions acceptable to Bridge Bank.  On August 10, 2009, we executed a Business Financing Modification Agreement with Bridge Bank, dated as of August 4, 2009, pursuant to which the financing agreement was amended to (i) reduce the credit facility from $5,000,000 to $2,000,000 and (ii) remove the constraint under which we could not borrow in excess of $500,000 unless and until we received an executed term sheet with respect to an equity financing of at least $2,500,000.  As of the date of this report, the financing agreement with Bridge Bank, as amended, provides us with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000.

ITEM 6.	EXHIBITS

Exhibit Number	Description
4.1	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 1,000,000 shares of common stock (1)
10.1	Amendment No. 2 to Stock and Warrant Purchase Agreement, dated May 20, 2009, by and between Marlin Financial Group, Inc. and the Registrant (2)
10.2
Form of 10% Unsecured Subordinated Convertible Promissory Notes issued in March 2009, in the aggregate principal amount of $1,000,000, which are convertible into an aggregate of 1,000,000 shares of our common stock (1)

10.3	Converter Agreement, dated June 9, 2009, by and between the Registrant and Autocar, LLC (3)
10.4	Business Financing Modification Agreement, dated effective August 4, 2009, by and between the Registrant and Bridge Bank, National Association (*)
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (*)
32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
___________________
(*)                 Filed herewith.
(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K with the Securities and Exchange Commission filed on March 31, 2009.
(2)	Filed as an exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K with the Securities and Exchange Commission filed on May 22, 2009.
(3)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K with the Securities and Exchange Commission filed on June 15, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALQON CORPORATION

Dated: August 14, 2009	By:	/s/ BALWINDER SAMRA
Balwinder Samra, Chief Executive Officer (principal executive officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
10.4	Business Financing Modification Agreement, dated effective August 4, 2009, by and between the Registrant and Bridge Bank, National Association
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002