Form 10-Q
period 2009-09-30
BALQON CORP.
filed 2009-11-16
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

| |	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of November 13, 2009, there were 25,518,348 shares of the issuer’s common stock issued and outstanding.

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

i

TABLE OF CONTENTS

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2009	December 31,
	(Unaudited)	2008
ASSETS
Current assets
Cash and cash equivalents	$176,306	$355,615
Accounts receivable	797,546	—
Inventories	1,047,688	1,159,601
Prepaid expenses	43,512	43,020
Total current assets	2,065,052	1,558,236
Property and equipment, net	84,557	89,393
Other assets:
Deposits	18,273	33,641
Trade secrets, net of $62,320 and $15,580 of
accumulated amortization, respectively	124,645	171,385
Goodwill	166,500	166,500
Total assets	$2,459,027	$2,019,155

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,208,448	$1,225,807
Customer deposit	1,159,601	—
Loan payable, Bridge Bank	256,300	—
Notes payable to related parties	25,000	100,875
Advances from shareholder	7,795	34,877
Billings in excess of costs and estimated earnings on uncompleted contracts	3,255	2,604
Total current liabilities	2,660,399	1,364,163
Convertible notes payable, net of $879,093 discount	120,907	—
Total liabilities	2,781,306	1,364,163

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized,
25,518,348 shares issued and outstanding	25,518	25,518
Additional paid in capital	9,650,329	8,650,329
Accumulated deficit	(9,998,126)	(8,020,855)
Total shareholders’ equity (deficit)	(322,279)	654,992
Total liabilities and shareholders’ equity (deficit)	$2,459,027	$2,019,155

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES	$780,158	$10,787	$3,055,958	$213,362

COST OF REVENUES	656,088	17,361	2,849,777	170,292

GROSS PROFIT (LOSS)	124,070	(6,574)	206,181	43,070

OPERATING EXPENSES:

General and administrative	557,166	940,703	1,782,451	6,304,051

Reverse merger expenses	—	429,300	—	429,300

Research and development	34,615	—	132,579	—

Depreciation and amortization	23,638	2,693	70,514	6,370

Total operating expenses	615,419	1,372,696	1,985,544	6,739,721

Loss from operations	(491,349)	(1,379,270)	(1,779,363)	(6,696,651)

Interest expense	(125,350)	(153,917)	(197,908)	(153,917)

NET LOSS	$(616,699)	$(1,533,187)	$(1,977,271)	$(6,850,568)

Net loss per share-basic and diluted	$(0.02)	$(0.07)	$(0.08)	$(0.37)

Weighted average shares outstanding, basic and diluted	25,518,348	21,263,232	25,518,348	18,699,087

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, December 31, 2008	25,518,348	$25,518	$8,650,329	$(8,020,855)	$654,992

Fair value of beneficial conversion feature and
warrants issued with convertible notes	—	—	1,000,000	—	1,000,000

Net loss	—	—	—	(1,977,271)	(1,977,271)

Balance, September 30, 2009 (unaudited)	25,518,348	$25,518	$9,650,329	$(9,998,126)	$(322,279)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flow from operating activities:
Net loss	$(1,977,271)	$(6,850,568)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	70,514	6,370
Fair value of common stock granted for services	—	5,333,000
Fair value of options and warrants granted for services	—	685,309
Amortization of note discount	120,907	138,662
Changes in operating assets and liabilities:
Accounts receivable	(797,546)	35,000
Customer advance	1,159,601	—
Inventories	111,913	(106,159)
Costs in excess of billings on uncompleted contracts	—	(7,098)
Prepaid expenses	(492)	(1,534)
Deposits	—	(14,400)
Accounts payable and accrued expense	(17,359)	387,834
Billings in excess of costs and estimated earnings on uncompleted contracts	650	(71,264)

Net cash used in operating activities	(1,329,083)	(464,847)

Cash flows from investing activities:
Acquisition of property and equipment	(18,938)	(64,860)
Acquisition of Electric MotorSports, LLC	—	(353,465)
Refund of deposit	15,368	—
Net cash used in investing activities	(3,570)	(418,325)

Cash flows from financing activities:
Net proceeds on loan payable	256,300	—
Proceeds from senior secured promissory notes	1,000,000	1,310,000
Proceeds from note payable	—	125,875
Repayment of notes payable to related party	(75,875)	—
Advances from shareholder	(27,081)	(9,544)
Net cash provided by financing activities	1,153,344	1,426,331

Decrease in cash and cash equivalents	(179,309)	(543,158)

Cash and cash equivalents, beginning of period	355,615	34
Cash and cash equivalents, end of period	$176,306	$543,192

Supplemental cash flow information
Interest paid	$53,645	$15,255
Income taxes paid	$—	$—

Supplemental non-cash investing and financing information
Fair value of beneficial conversion and warrants recorded as note discount	$1,000,000	$586,747

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Balqon Corporation, a California corporation (“Balqon California”) was incorporated on April 21, 2005 and commenced business operations in 2006.  On October 24, 2008, Balqon California completed a merger with BMR Solutions, Inc., a Nevada corporation (“BMR”).  Pursuant to the merger agreement, the issued and outstanding common shares of Balqon California were exchanged on a one-for-one basis for common shares of BMR.  After the merger was completed, the Balqon California’s shareholders owned approximately 94% of the outstanding shares of common stock of BMR and the original shareholders of BMR owned approximately 6% of the outstanding shares of common stock of BMR, not including warrants.  The transaction was accounted for as a reverse merger (recapitalization) with Balqon California deemed to be the accounting acquirer and BMR deemed to be the legal acquirer.  Upon the closing, BMR changed its name to Balqon Corporation (the “Company”).  The financial statements presented herein are those of the accounting acquirer (i.e., Balqon California) given the effect of the issuance of 1,400,000 shares of common stock upon completion of the transaction and reflecting the net liabilities assumed of BMR of $40,365 as a cost of the reverse merger. In addition, the Company incurred expenses of $374,019 in connection with the reverse merger.

The Company develops, assembles and markets heavy-duty electric vehicles, flux vector inverters and heavy-duty electric drive systems.

Going Concern

For the nine months ended September 30, 2009 and for the year ended December 31, 2008, the Company recorded net losses of $1,977,271 and $7,933,281, respectively, and had a working capital deficit of $595,347 and a stockholders’ deficit of $322,279 at September 30, 2009.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.  The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months, as they relate to the production of its products will continue to be significant.  If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The condensed balance sheet information as of December 31, 2008 was derived from the audited financial statements included in the Company’s restated financial statements as of and for the years ended December 31, 2008 and 2007 included in Amendment No. 1 to Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 22, 2009. These financial statements should be read in conjunction with that report.

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

Revenues

Contract Revenue and Cost Recognition on Prototype Vehicles

In accounting for contracts, the Company follows the guidance of the Financial Accounting Standards Board (“FASB”).  The Company recognizes revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion.  This method is used because management considers costs to be the best available measure of progress on its contracts.  Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion.  The Company also recognizes as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

Contract costs include all direct material and labor costs.  The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues earned.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

Contract Revenue and Cost Recognition on Prototype Vehicles (continued)

The Company accounted for a certain grant from the City of Los Angeles (“City of Los Angeles Grant”) pursuant to current accounting guidelines, which provide that sales for cost-reimbursement contract is recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

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

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale.  The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of September 30, 2009 and December 31, 2008, the Company had no warranty reserve nor did it incur warranty expenses during the nine month periods ended September 30, 2009 or 2008.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Inventories consist of the following:

	September 30, 2009	December 31, 2008
	(unaudited)
Raw materials	$1,047,688	$1,044,816
In-transit	—	114,785
	$1,047,688	$1,159,601

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

As required by the FASB, management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

In accordance with guidance of the FASB, management tests goodwill for impairment at the reporting unit level.  The Company has only one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved its reporting unit. If the calculated fair value is less than the current carrying value, impairment of the Company may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for the Company.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to the total market capitalization of the Company. The discounted cash flow valuation methodology and calculations will be used in the 2009 impairment testing to be completed at the end of the fiscal year ending December 31, 2009.

In accordance with guidance of the FASB, the Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified.  If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices.  The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset using a discounted cash flow income approach as described above.  If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.  Based upon management’s assessment, there were no indicators of impairment of the Company’s goodwill or intangible assets at September 30, 2009 or December 31, 2008.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The FASB establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of the Company’s long lived assets at September 30, 2009 or December 31, 2008.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants. As of September 30, 2009, common stock equivalents comprised of options exercisable into 4,562,592 shares of the Company’s common stock, warrants exercisable into 4,008,778 shares of the Company’s common stock and notes convertible into 1,000,000 shares of the Company’s common stock. For the nine month periods ended September 30, 2009 and 2008, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Stock-Based Compensation

The Company periodically issues stock instruments, including shares of its common stock, stock options and warrants to purchase shares of our common stock to employees and non-employees in non-capital raising transactions for services rendered and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options to purchase shares of the Company’s common stock vest and expire according to the terms established at the grant date.

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

For the nine months ended September 30, 2009 and 2008, revenues are from contracts with the City of Los Angeles and the South Coast Air Quality Management District (“AQMD”).

For the nine months ended September 30, 2009, 19.6% of cost of sales were comprised of purchases from a single vendor.  At September 30, 2009, accounts payable to this vendor represented 41% of total accounts payable.  At September 30, 2009, three other vendors had balances representing 35%, 7%, and 6%, respectively, of total accounts payable.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP”).  The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  The Codification is effective for interim and annual reporting periods ending after September 15, 2009.  Therefore, beginning with the quarter ending September 30, 2009, all references made to GAAP in the Company’s financial statements now use the new Codification numbering system.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

On July 1, 2009, the Company adopted authoritative guidance issued by the FASB on business combinations.  The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations.  It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred.  The Company has applied this guidance to business combinations completed since July 1, 2009.  Adoption of the new guidance did not have a material impact on the Company’s historical financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the currently existing software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  The Company believes that the adoption of this new guidance will not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.  The adoption of these changes did not have a material impact on the Company’s financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)
Computer equipment and software	$70,350	$52,390
Office furniture	27,703	26,725
Machinery	6,395	6,395
Leasehold improvements	21,711	21,711
Total property and equipment, cost	126,159	107,221
Less: accumulated depreciation	(41,602)	(17,828)
Property and equipment, net	$84,557	$89,393

Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2009 and 2008 was $23,774 and $6,370, respectively.

NOTE 3 – BUSINESS ACQUISITION

On September 9, 2008, the Company acquired substantially all of the assets of Electric MotorSports, LLC (“EMS”), an Ohio limited liability company that was owned by Mr. Robert Gruenwald, the Company’s Vice President Research and Development.  The assets acquired included goodwill and trade secrets used in the development and manufacture of flux vector inverters.  The acquisition was accounted for as a purchase in accordance with current accounting guidance.

The following unaudited pro forma operating data shown below presents the results of operations for the three and nine months ended September 30, 2008, as if the acquisition of EMS had occurred on the last day of the immediately preceding fiscal period.  Accordingly, transaction costs related to the acquisition are not included in the loss from operations shown below. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
	(Unaudited)	(Unaudited)
Revenues	$363,292	$691,313
Net loss	$(1,295,714)	$(6,619,849)
Net loss per share-basic and diluted	$(0.07)	$(0.31)
Weighted average shares outstanding-basic and diluted	18,699,087	21,263,232

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

NOTE 4 – LOAN PAYABLE – BRIDGE BANK

On February 25, 2009, the Company executed a Business Financing Agreement, dated February 18, 2009, with Bridge Bank, National Association (the “Lender”) (the “Initial Agreement”).  The initial agreement has been amended by Business Financing Modification Agreements dated effective February 26, 2009 and August 4, 2009, respectively (the “Modification Agreements,” and together with the Initial Agreement the “Credit Agreement”).  The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000 (the “Credit Facility”).  At September 30, 2009, $256,300 was outstanding and $381,737 was available under the terms of the Credit Facility.

The Credit Facility is formula-based and generally provides that the outstanding borrowings under the Credit Facility may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  The Credit Facility is secured by a continuing first priority security interest in all the Company’s personal property (subject to customary exceptions).  Interest on the Credit Facility is payable monthly, at the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum (6% at September 30, 2009).  The Credit Agreement matures on February 24, 2010 and may be terminated at any time by either party to the Credit Agreement.

NOTE 5 – SUBORDINATED UNSECURED CONVERTIBLE PROMISSORY NOTES

The amounts payable under these notes, less note discount related to the beneficial conversion feature and warrants issued with the convertible notes is as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012	$1,000,000	$—
Less: note discount	(879,093)	—
Total notes payable, net	$120,907	$—

Between March 25, 2009 and June 23, 2009, the Company entered into agreements with 34 accredited investors for the sale by the Company of an aggregate of $1,000,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The conversion price is only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

NOTE 5 – SUBORDINATED UNSECURED CONVERTIBLE PROMISSORY NOTES (continued)

The Company determined that the relative fair value of the warrants was $639,061.  The relatively fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the initial fair value of the beneficial conversion feature was approximately $360,939. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 54.39%, a risk free interest rate of 1.15%, and no expected dividend yield. The relative value of the warrants of $639,061 and the beneficial conversion feature of $360,939 was recorded by the Company as a loan discount of $1,000,000, which the Company is amortizing to interest expense over the life of the notes.  At September 30, 2009, the total discount (less amortization of $120,907) of $879,093 is offset against the balance of the convertible notes.

NOTE 6 – NOTE PAYABLE - RELATED PARTIES, UNSECURED

Note payable to related parties, unsecured, consists of the following at:

	September 30, 2009	December 31, 2008
	(Unaudited)
Notes payable to a shareholder, unsecured, interest at 6% per annum payable at maturity, due December 6, 2008	$—	$875

Note payable to a shareholder, issued in conjunction with the acquisition of EMS (see Note 3), unsecured, interest at the prime rate (5% at June 30, 2009) per annum, payable at maturity, due in three principal installments: $50,000 on May 15, 2009, $25,000 on July 15, 2009, and $25,000 on December 30, 2009, plus interest.	25,000	100,000
Total notes payable	$25,000	$100,875

NOTE 7 – INCOME TAXES

At September 30, 2009, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $9,846,000 for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will be able to realize the tax benefit of the carryforwards.

Accordingly, the Company has not recognized a deferred tax asset for this benefit. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

NOTE 7 – INCOME TAXES (continued)

Significant components of the Company’s deferred income tax assets are as follows:

September 30, 2009
(Unaudited)
Deferred income tax asset:
Net operating loss carryforward	$4,015,000
Valuation allowance	(4,015,000)
Net deferred income tax asset	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

Nine Months Ended September 30, 2009
Tax expense at the U.S. statutory income tax	(34.0)%
State tax net of federal tax benefit	(5.8)%
Increase in valuation allowance	39.8%
Effective tax rate	—%

The Company adopted authoritative guidance issued by the FASB which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of September 30, 2009, the Company does not have a liability for unrecognized tax benefits.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

NOTE 8 – STOCK OPTIONS AND WARRANTS

Stock Options

At September 30, 2009, options shares outstanding are as follows:

	Shares	Average Exercise Price
Balance at January 1, 2009	4,562,592	$2.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at September 30, 2009 (unaudited)	4,562,592	$2.00

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$1.50	1,520,864	$1.50	0.75	1,520,864	$1.50
$2.00	1,520,864	$2.00	1.75	1,520,864	$2.00
$2.50	1,520,864	$2.50	2.75	1,520,864	$2.50
	4,562,592			4,562,592

At September 30, 2009, the aggregate intrinsic value of the 4,562,592 options outstanding and exercisable was $76,043.  At September 30, 2009, all options were vested and there were no unvested options outstanding.

Warrants

At September 30, 2009, warrants shares outstanding are as follows:

	Shares	Average Exercise Price
Balance at January 1, 2009	3,008,778	$1.50
Granted	1,000,000	$1.50
Exercised	—	—
Cancelled	—	—
Balance at September 30, 2009 (unaudited)	4,008,778	$1.50

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

NOTE 8 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$1.50	3,399,594	$1.50	1.8	3,399,594	$1.50
$2.00	304,592	$2.00	1.6	304,592	$2.00
$2.50	304,592	$2.50	2.4	304,592	$2.50
	4,008,778			4,008,778

At September 30, 2009, the aggregate intrinsic value of the warrants outstanding and exercisable was $169,980.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

In May 2009, the Company received a grant of up to $400,000 from the City of Los Angeles to reimburse the Company for costs it incurs in connection with the installation, demonstration and evaluation of lithium-ion powered battery packs in two of the Company’s zero emissions Nautilus vehicles.  Reimbursement of up to $360,000 of the costs incurred shall be payable to the Company upon the delivery of a Nautilus E30 and a Nautilus E20 installed with lithium-ion batteries to the City of Los Angeles for testing, and reimbursement of up to $40,000 of the costs incurred shall be payable to the Company upon completion of testing required under the terms of the grant.  Upon completion of the testing of these two vehicles, one Nautilus E20 and one Nautilus E30, the City of Los Angles will have the right to purchase these test vehicles against its existing purchase order with the Company.  In June 2009, the Company completed assembly of a Nautilus E30 retrofitted with 280 kilowatt hours (“kWh”) lithium-ion battery packs, and an initial testing of this Nautilus E30 demonstrated a range of over 150 miles on a single charge under unloaded conditions. As of November 13, 2009, the Company has retrofitted 5 Nautilus E20s with 140 kWh lithium-ion battery packs, and initial testing of this Nautilus E20 demonstrated a range of over 95 miles on a single charge under unloaded conditions.

As of September 30, 2009, the Company has invoiced the City of Los Angeles $360,000 in accordance with the City of Los Angeles grant.  Through the nine months ended September 30, 2009, the Company has incurred $359,349 of costs related to the City of Los Angeles grant and has recognized the same amount as revenue. The billings in excess of cost equal to $650 is reflected as a liability in the Company’s balance sheet for September 30, 2009.

NOTE 10 - SUBSEQUENT EVENTS

In connection with the preparation of the Company’s financial statements for the fiscal period ended September 30, 2009, subsequent events through November 16, 2009, the date the financial statements were available for issuance, have been evaluated and no significant subsequent events were identified.

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

Overview

We currently develop, assemble and market heavy-duty electric vehicles, flux vector inverters, and heavy-duty electric drive systems.  We currently sell our heavy-duty electric vehicles and plan to begin selling our other products in the near future.  In May 2007, we entered into an agreement with the South Coast Air Quality Management District, or AQMD, to develop and test a heavy-duty zero emissions electric drayage tractor.  Under the terms of this agreement with the AQMD, which agreement is referred to in this report as the AQMD Development Agreement, the AQMD agreed to pay us up to $527,000 for the development and testing of the heavy-duty drayage tractor.  The City of Los Angeles agreed with the AQMD to fund 50% of the total development costs related to the drayage tractor.  The revenues and costs associated with the AQMD Development Agreement are recorded as contract revenues and costs, in accordance with the current accounting guidelines.  As such, the costs associated with the development of our demonstration vehicle are recorded as “contract costs,” not as research and development expenses.  All of our revenues for the three months ended September 30, 2008 were associated with the AQMD Development Agreement and the sale of a battery charger to the City of Los Angeles.

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

In May 2008, we received a purchase order from the AQMD for one of our Nautilus E20 heavy-duty electric yard tractors.  In June 2008, we received a purchase order from the City of Los Angeles for 20 Nautilus E20 heavy-duty electric yard tractors and five Nautilus E30 drayage tractors.  The purchase order from the City of Los Angeles is pursuant to an agreement with the City of Los Angeles, dated June 26, 2008, or City of Los Angeles Agreement.  As of November 13, 2009, we have delivered 12 Nautilus E20s to the City of Los Angeles and one Nautilus E20 to the AQMD.  All of the Nautilus E20s we delivered during the third quarter of 2009 were equipped with lithium-ion battery packs. Previously, we believed that we would deliver the 25 Nautilus tractors ordered under the City of Los Angeles purchase order by December 31, 2009.  However, primarily due to anticipated production delays related to implementation of lithium-ion battery packs in our electric vehicles, we have revised our initial forecast, and we now believe that we will deliver the remaining 8 Nautilus E20s and 5 Nautilus E30s to the City of Los Angeles by March 31, 2010.

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

Our total revenues increased by $769,371, or 7,132%, to $780,158 for the three months ended September 30, 2009 as compared to $10,787 for the three months ended September 30, 2008 and increased by $2,842,596, or 1,332%, to $3,055,958 for the nine months ended September 30, 2009 as compared to $213,362 for the nine months ended September 30, 2008. This increase in revenues is largely the result of sales of our electric vehicles and related equipment, that commenced during February 2009.  We reported a net loss of $616,699 and $1,977,271 for the three and nine months ended September 30, 2009, respectively, as compared to a net loss of $1,533,187 and $6,850,568 for the three and nine months ended September 30, 2008, respectively.  Our cost of revenues increased to $656,088 for the third quarter of 2009 as compared to $17,361 for the same period in 2008 and increased to $2,849,777 for the first nine months of 2009 as compared to $170,292 for the same period in 2008.  Operating and other expenses decreased to $740,769 for the third quarter of 2009 as compared to $1,526,613 for the same period in 2008 and decreased to $2,183,452 for the first nine months of 2009 as compared to $6,893,638 for the same period in 2008.  The significant decrease in operating expenses in the 2009 periods as compared to the 2008 periods is primarily the result of us incurring $5,185,399 of stock-based compensation expense in the 2008 periods as compared to us incurring no stock-based compensation expense in the 2009 periods.

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

Revenues

Contract Revenue and Cost Recognition on Prototype Vehicles

In accounting for contracts, we follow the guidance of the Financial Accounting Standards Board, or FASB. We recognize revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion.  This method is used because management considers costs to be the best available measure of progress on its contracts.  Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion.  We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

We accounted for a certain grant from the City of Los Angeles pursuant to the provisions current accounting guidelines, which provide that sales for cost-reimbursement contract is recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

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

Product Warranties

We provide limited warranties for parts and labor at no cost to its customers within a specified time period after the sale.  We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of September 30, 2009 and December 31, 2008, we had no warranty reserve nor did we incur warranty expenses during the nine month periods ended September 30, 2009 or 2008.

Stock-Based Compensation

We periodically issue stock instruments, including shares of our common stock, stock options and warrants to purchase shares of our common stock to employees and non-employees in non-capital raising transactions for services rendered and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options to purchase shares of our common stock vest and expire according to the terms established at the grant date.

Goodwill and Intangible Assets

As required by the FASB, management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

In accordance with guidance of the FASB, management tests goodwill for impairment at the reporting unit level.  We have only one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved its reporting unit. If the calculated fair value is less than the current carrying value, impairment may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital, or WACC, methodology. The WACC methodology considers market and industry data as well as Balqon-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Balqon-specific historical and projected data, develops growth rates and cash flow projections for Balqon.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to our total market capitalization. The discounted cash flow valuation methodology and calculations will be used in the 2009 impairment testing to be completed at the end of the fiscal year ending December 31, 2009.

Based upon management’s assessment, there are no indicators of impairment of the Company’s goodwill or intangible assets at September 30, 2009 or December 31, 2008.

Impairment of Long-Lived Assets

The FASB establishes guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of our long lived assets at September 30, 2009 or December 31, 2008.

Income Taxes

We account for income taxes in accordance current accounting guidelines.  Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in our financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Results of Operations

We have based our financial statements on the assumption of our operations continuing as a going concern.  As of September 30, 2009, we had working capital deficit of $595,347, had an accumulated deficit of $9,998,126 and we reported a net loss for the three and nine month periods ended September 30, 2009 of $616,699 and $1,977,271, respectively, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which are expected to help provide us with the liquidity necessary to meet operating expenses.  Over the longer-term, we plan to achieve profitability through our operations from the sale of our heavy-duty electric vehicles.  Our financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

	Three Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended September 30,
	2009 (Unaudited)	2008 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2009	2008
Net revenues	$780,158	$10,787	$769,371	7,132%	100%	100%
Cost of revenues	656,088	17,361	(638,727)	(3,679)%	84%	161%
Gross profit (loss)	124,070	(6,574)	130,644	1,987%	16%	61%
Operating and interest expenses	740,769	1,526,613	785,844	51%	95%	14,152%
Net loss	$(616,699)	$(1,533,187)	$916,488	60%	(79)%	(14,213)%

Net Revenues.  The increase in net revenues is comprised of the sale of parts and four electric trucks for an aggregate sales price of $721,823 and a net increase of $47,548 in contract revenues earned.  The contract revenues were related to the completion of the integration of lithium-ion battery packs in a Nautilus E30 pursuant to a grant we received from the City of Los Angeles.  We anticipate that our future revenues will be comprised primarily of sales of our heavy-duty electric vehicles, flux vector inverters and our other products to customers including the City of Los Angeles, OEMs, and end-users of heavy-duty electric vehicles.  Our revenues during the three months ended September 30, 2009 were comprised solely of sales to customers in the United States.  We believe that a substantial portion of our sales in the future will be made to customers located outside of the United States.

Gross Profit.  The decrease in gross profit was due to a 16% gross margin associated with the sales of a battery system and electric trucks during the quarter ending September 30, 2009 compared to a 61% gross margin associated with contract revenues earned under the AQMD Development Agreement during the quarter ending September 30,  2008. The decrease in gross margin during the three months ended September 30, 2009 was largely attributable to increased material costs and lower than anticipated production volume resulting in higher overhead costs.  Our gross margin during the quarter ending September 30, 2009 was 16%, as compared to a lower gross margin of 4% during the quarter ending June 30, 2009.  We anticipate that our gross profit margin associated with sales of our electric vehicles will be approximately 24% of revenues once we reach our projected annual production volume.

Operating and Interest Expenses.  Operating and interest expenses incurred during the three months ended September 30, 2009 was $740,769 as compared to $1,526,613 incurred during the same period in 2008, a decrease of $785,844.  This decrease in operating and interest expenses was largely due to the legal, accounting, audit and consulting fees incurred in connection with the merger transaction we consummated in October 2008.  We expect that over the near term, our general and administrative expenses will increase as a result of increased management personnel, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the SEC.

Our research and development expenses for the three months ended September 30, 2009 were $34,615.  We had no research and development expenses during the three months ended September 30, 2008.  The increase in research and development expenses is largely attributable to the expenses associated with the employment of our vice president of research and development that was hired during the year ended December 31, 2008.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

	Nine Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Nine Months Ended September 30,
	2009 (Unaudited)	2008 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2009	2008
Net revenues	$3,055,958	$213,362	$2,842,596	1,332%	100%	100%
Cost of revenues	2,849,777	170,292	(2,679,485)	(1,574)%	93%	80%
Gross profit	206,181	43,070	163,111	379%	7%	20%
Operating and interest expenses	2,183,452	6,893,638	(4,710,186)	68%	71%	3,231%
Net loss	$(1,977,271)	$(6,850,568)	$4,873,297	71%	(65)%	(3,211)%

Net Revenues.  The increase in revenues was comprised primarily of sales of eleven Nautilus E20 electric vehicles to the City of Los Angeles and a Nautilus E20 to the AQMD.  We also recognized $359,350 in contract revenues resulting from the grant we received from the City of Los Angeles.  Sales during the nine months ended September 30, 2009 were $3,055,958 as compared to $213,362 for the nine months ended September 30, 2008.  Our revenues during the nine months ended September 30, 2009 were comprised solely of sales to customers in the United States.

Gross Profit. The $163,111 increase in gross profit for the nine months ended September 30, 2009 as compared to the same period in 2008 was due to increased revenues during the 2009 period.  The reduction in gross margin from 20% of net revenues for the 2008 period to 7% of net revenues for the 2009 period was primarily due to changes in revenue mix, increases in material and overhead costs related to lower than anticipated production volume and higher manufacturing overhead costs related to establishing a production line at our Harbor City facility.

Operating and Interest Expenses.  The decrease in operating and interest expenses is primarily attributable to stock-based compensation expense of $5,185,399 that was incurred during the nine months ended September 30, 2008 as compared to no stock-based compensation expense being incurred during the nine months ended September 30, 2009.

Liquidity and Capital Resources

During the nine months ended September 30, 2009, we funded our operations primarily with cash flow from financing activities, which included the issuance of secured and unsecured debt and the issuance of convertible notes and warrants to purchase common stock.  As of September 30, 2009, we had a working capital deficit of $595,347 as compared to working capital of $194,073 at December 31, 2008.  At September 30, 2009 and December 31, 2008, we had an accumulated deficit of $9,998,126 and $8,020,855, respectively, and cash and cash equivalents of $176,306 and $355,615, respectively.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities for the nine months ended September 30, 2009 was $1,329,083 as compared to $464,847 of cash used by operating activities for the same period in 2008, and includes a net loss of $1,977,271, depreciation and amortization of $70,514 and net decrease in operating assets and liabilities of $648,188.  Material changes in asset and liabilities at September 30, 2009 as compared to September 30, 2008 that affected these results include:

•	an increase in accounts receivable of $797,546;

•	an increase in customer advance of $1,159,601;

•	a decrease in inventory of $111,913; and

•	a net increase in accounts payable and accrued expenses of $17,359.

Cash used in investing activities totaled $3,570 for the nine months ended September 30, 2009 as compared to $418,325 of cash used in investing activities for the same period in 2008.

Cash provided by financing activities totaled $1,153,344 for the nine months ended September 30, 2009 as compared to $1,426,331 for the same period in 2008.

During March nd June 2009, we raised an aggregate of $ 1,000,000 through the issuance of  our 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment, to 34 accredited investors.  Interest on our convertible notes is payable on a quarterly basis.   In connection with this offering, we also issued three-year warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.50 per share.

We are obligated under registration rights agreements related to the above described private placement to file a registration statement with the SEC, registering for resale the shares of common stock underlying the convertible notes and warrants issued in the private placement transaction.

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association, or Bridge Bank.  Under the terms of the financing agreement with Bridge Bank, as modified on February 26, 2009 and August 10, 2009, Bridge Bank has provided us with an accounts receivable based credit facility in the aggregate amount of up to  $2,000,000.

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

We presently have 13 employees and expect to hire additional personnel to meet production demands of increased product sales. Until these new sales materialize, our present staff is sufficient to meet our current operational plan.

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.  As indicated above, our financial statements as of September 30, 2009 and for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at September 30, 2009 we had an accumulated deficit of $9,998,126.  These factors, among others, raised substantial doubt about our ability to continue as a going concern and, with respect to our financial position on December 31, 2008, led our independent registered public accounting firm to include in their report an explanatory paragraph related to our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Backlog

As of September 30, 2009, we had a backlog of approximately $ 3,100,000.  As of September 30, 2009, our backlog included a contract to produce and deliver 8 electric yard tractors, 5 electric drayage tractors to the City of Los Angeles, and associated equipment including batteries and controllers.  We believe that products in our backlog will be shipped prior to March 31, 2010.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of generally accepted accounting principles, or GAAP.  The FASB Accounting Standards Codification™, or Codification has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  The Codification is effective for interim and annual reporting periods ending after September 15, 2009.  Therefore, beginning with the quarter ending September 30, 2009, all references made to GAAP in our financial statements now use the new Codification numbering system.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our financial statements.

On July 1, 2009, we adopted authoritative guidance issued by the FASB on business combinations.  The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations.  It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred.  We have applied this guidance to business combinations completed since July 1, 2009.  Adoption of the new guidance did not have a material impact on our historical financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the currently existing software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  We believe that the adoption of this new guidance will not have a material impact on the our financial statements.

In May 2009, the FASB issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required.  The adoption of these changes did not have a material impact on our financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on our present or future financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2009 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

Changes in Internal Control over Financial Reporting

After completing the evaluation required by Rule 13a-15(d), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has not identified any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002 (*)
32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
___________________
(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q with the Securities and Exchange Commission filed on August 14, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALQON CORPORATION

Dated: November 16, 2009	By:	/s/ BALWINDER SAMRA
Balwinder Samra, Chief Executive Officer (principal executive officer)

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
31.2	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002
32.1	Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002