Form 10-K
period 2009-12-31
BALQON CORP.
filed 2010-03-31
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
____________________________

FORM 10-K
 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer (do not check if Smaller Reporting Company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2009 (or the last date preceding June 30, 2009 when the registrant’s common stock was traded), the last business day of the registrant’s most recently completed second fiscal quarter, was $14,100,042.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of March 23, 2010 was 25,718,348.

DOCUMENTS INCORPORATED BY REFERENCE
None

BALQON CORPORATION
ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

Overview

We design, assemble and market zero-emissions heavy-duty electric vehicles for use in the transportation of containers and heavy loads at facilities such as marine terminals, rail yards, industrial warehouses, intermodal facilities (facilities where freight is transferred from one mode of transportation to another without actual handling of the freight itself when changing modes), military bases and industrial plants.  We currently sell our heavy-duty electric vehicles for use at the Port of Los Angeles and have also sold a heavy-duty electric vehicle for use in a demonstration program to the California South Coast Air Quality Management District, or AQMD.  We also design, assemble and market components for electric vehicles including flux vector motor controllers (which control the speed of an electric motor by varying the input frequency and voltage from a vehicle’s batteries), electric drive systems (each system includes an electric motor, a flux vector motor controller, a transmission assembly and related propulsion software) and battery modules (which features our proprietary battery management system, or BMS, an electronic device mounted on each battery cell to monitor the state of charge of the battery, including its temperature, voltage and current during charge and discharge cycles) to original equipment manufacturers, or OEMs, of automotive products.

In 2009, we released our lithium-ion battery powered product line of heavy-duty electric trucks and tractors with the capability to transport over 30 tons of load in off-highway and on-highway applications.  In 2009, we also upgraded all our heavy-duty electric vehicles from lead acid batteries to lithium-ion batteries.  Prior to the incorporation of lithium-ion battery modules into our electric vehicles, our Nautilus product line featured predecessors of the Nautilus XE20 and Nautilus XE30, the Nautilus E20 and Nautilus E30, respectively, which were powered by lead acid battery modules.  As of the date of this report, our product portfolio features two products in our Nautilus product line, the Nautilus XE20, a heavy-duty electric yard tractor, and the Nautilus XE30, a heavy-duty electric short-haul tractor.  In addition, our product portfolio features  a heavy-duty Class 7 and Class 8 electric truck, the Mule M150, which is designed as a zero emissions solution to transport loads of up to 7 tons in short-haul on-highway applications.

Currently, the majority of vehicles used to transport containers and trailers in off-highway applications such as marine terminals, industrial plants and warehouses worldwide are powered by fossil fuels resulting in air and noise pollution.  In addition, these fossil fuel powered vehicles have low fuel economy and high vehicle maintenance costs due to the high idle rate of these off-highway applications.  During 2009, tests conducted on our Nautilus XE20 in industrial warehousing applications demonstrated significantly lower operating costs when compared to diesel powered competitive yard tractors.  A key element of our strategy is to establish a global network of dealers and strategic chassis partners to market and sell our zero emissions heavy-duty electric vehicles in high idling off-highway and short-haul on-highway applications worldwide as a lower operating cost and environmentally friendly alternative to fossil fuel powered vehicles.  In addition, we plan to market and sell our electric drive systems, flux vector motor controllers and battery modules to OEMs worldwide.

Prior to releasing our Nautilus product line, we spent two years developing our heavy-duty electric drive system that couples an electric motor directly to an five speed automatic transmission which results in high torque to pull heavy loads during start-stop applications.  In addition, in 2008, we acquired the assets of a company that designed and manufactured a complete line of flux vector motor controllers for electric vehicles since 1997, and had an installed base of over 250 flux vector motor controllers in mining, industrial and automotive industries at the time of the acquisition.  In 2007, we developed a high capacity 240 kW flux vector motor controller that is Society of Automotive Engineers, or SAE, J1939 Controller Area Network, or CAN Bus, capable.  SAE J1939 CAN Bus is a standard communication protocol used in the automotive industry to communicate between engine and transmission to optimize fuel efficiency and vehicle emissions.  Our flux vector motor controllers are designed with proprietary software which provides high speed digital communication between the electric motor and five speed automatic transmission of our vehicles resulting in a higher efficiency and higher torque electric drive system than a conventional direct electric drive system.  In addition, we utilize a SAE J1939 Can Bus system to communicate between our charger, batteries and vehicle diagnostic system.  We believe that having our vehicles designed on a single platform communication system (i.e., a J1939 CAN Bus) equipped with a proprietary intuitive diagnostic system connecting all major propulsion, energy and vehicle systems provides reliability and a high level of efficiency for our vehicles in the field.

During 2009, we entered into a three year agreement with Autocar LLC, or Autocar, to be the  exclusive supplier of on-road cab-over Class 7 and Class 8 vehicle chassis for our Nautilus XE30 and Mule M150 product line in North America.  Our agreement also outlines joint marketing and sales terms and conditions under which we will utilize Autocar’s nationwide dealer network to provide aftermarket support and service for our Nautilus XE30 and Mule M150.

Company History

We are a Nevada corporation that was incorporated on November 21, 2001, as BMR Solutions, Inc.  From inception to May 2006, we were engaged in the business of providing Internet website hosting and development services.  In May 2006, we underwent a change in management and adopted a new business plan of providing local delivery and transportation of mattresses, furniture and futons in Southern California.  On September 15, 2008, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Balqon Corporation, a California corporation, or Balqon California, and our wholly-owned subsidiary Balqon Acquisition Corp., or Acquisition Subsidiary.  Upon the closing of the Merger Agreement on October 24, 2008, Balqon California merged with and into Acquisition Subsidiary with Acquisition Subsidiary surviving and immediately thereafter, Acquisition Subsidiary merged with and into our company and at that time we also changed our name from BMR Solutions, Inc. to Balqon Corporation, or Merger Transaction.  Our current business is comprised solely of the business of Balqon California.  Balqon California was incorporated on April 21, 2005 and commenced operations in 2006.

In October 2006, the management of Balqon California met with representatives of the Port of Los Angeles and the AQMD, to propose the use of zero emissions electric tractors at the port terminal facilities located in San Pedro and Los Angeles, California.  In April 2007, Balqon California entered into an agreement with the AQMD, or AQMD Development Agreement, to develop a heavy-duty zero emissions electric drayage tractor to be used for demonstration and testing purposes at the Port of Los Angeles.  Under the terms of the AQMD Development Agreement, which was co-funded by the AQMD and the Port of Los Angeles, the AQMD agreed to pay Balqon California up to $527,000 for the development of this electric tractor.  In January 2008, Balqon California delivered to the AQMD, and commenced testing at the Port of Los Angeles, a heavy-duty electric drayage tractor incorporating what is now our proprietary flux vector motor controller technology and heavy-duty electric drive system.  The zero emissions electric tractor has since successfully passed rigorous testing conducted by the Port of Los Angeles.

In May 2008, Balqon California received a purchase order from the AQMD for one Nautilus E20 electric yard tractor to be used in a demonstration program to demonstrate the benefits of using zero emissions electric vehicles in off-highway container transportation applications.  The purchase order from the AQMD is pursuant to a Purchase and Service Agreement with the AQMD, dated May 15, 2008, or AQMD Purchase Agreement, under which we were obligated to deliver one Nautilus E20 heavy-duty electric yard tractor to the AQMD for use in a loaner program that will allow the owners of multiple terminals to test the electric yard tractor in anticipation of a purchase.  The term of the AQMD Purchase Agreement expires on May 15, 2010.  Under the terms of the AQMD Purchase Agreement, the AQMD will pay us up to an aggregate of $300,000 for products delivered and services provided under the agreement.  In March 2009, we delivered a Nautilus E20 to the AQMD and under the terms of the AQMD Purchase Agreement.  Under the terms of the AQMD Purchase Agreement, we are also obligated to install and remove chargers at least five times at five different sites.  In addition, we are obligated to pay the AQMD a royalty fee of $1,000 per electric vehicle sold or leased to anyone other than the AQMD or the Port of Los Angeles.  The royalty fee will be adjusted for inflation every five years.  Under the terms of the AQMD Purchase Agreement, the AQMD has the right to use data collected during the test phase and has a royalty free, nonexclusive, irrevocable license to produce any copyrighted material produced under the AQMD Purchase Agreement.

In June 2008, Balqon California received a purchase order from the City of Los Angeles for 20 Nautilus E20 heavy-duty electric yard tractors and 5 Nautilus E30 short-haul tractors, all of which will be used at the Port of Los Angeles.  The purchase order from the City of Los Angeles is pursuant to an agreement with the City of Los Angeles, dated June 26, 2008, or City of Los Angeles Agreement, under which we are obligated to produce and deliver to the City of Los Angeles 20 electric yard tractors, five electric drayage tractors and certain additional components.  The City of Los Angeles Agreement is for a term of three years.  Under the terms of the City of Los Angeles Agreement, the City of Los Angeles will pay us up to an aggregate of $5,383,750, comprised of $189,950 for each Nautilus E20 yard tractor, $208,500 for each Nautilus E30 drayage tractor, and $542,250 for the delivery of five sets of battery chargers.  Under the terms of the City of Los Angeles Agreement, we are also obligated to pay the City of Los Angeles a royalty fee of $1,000 per electric vehicle sold or leased to any party other than the City of Los Angeles or the AQMD.  The royalty fee will be adjusted for inflation every five years.  As of March 23, 2010, we have delivered 14 Nautilus E20s (including four Nautilus XE20s), to the Port of Los Angeles under the terms of the City of Los Angeles Agreement.

In September 2008, Balqon California entered into an agreement with Electric Motorsports, LLC, or EMS, and its sole member, Robert Gruenwald, to acquire substantially all of the assets of EMS, including all intellectual property assets used in the development and manufacture of flux vector motor controllers.  At the time of the acquisition, EMS had been engaged in developing, designing and manufacturing flux vector motor controllers within the automotive and material handling equipment industries since 1997.  At the time of the acquisition, Mr. Gruenwald was, and continues to be, our Vice President Research and Development.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Balqon California’s Transactions Prior to the Consummation of the Merger Transaction.”  As a result of this acquisition, Balqon California acquired proprietary technology and designs that we currently use in our heavy-duty electric vehicles.  Since its inception in 1997, EMS has sold over 250 motor controllers for use in applications including industrial conveyor systems, electric buses, delivery trucks, a monorail system and mining vehicles.  EMS sold products primarily to OEMs of electric buses, mining vehicles, delivery trucks and specialty automotive vehicles.  We believe that the acquisition of EMS’s technology and knowhow provides us with the ability to further develop, market and sell flux vector motor controllers for use in heavy-duty applications.

In May 2009, we received a grant of up to $400,000 from the City of Los Angeles to reimburse us for costs we incur in connection with the installation, demonstration and evaluation of lithium-ion powered battery modules in two of our zero emissions Nautilus vehicles, or Lithium-ion Grant.  Upon completion of the testing of these two vehicles, one Nautilus XE20 and one Nautilus XE30, the City of Los Angles will have the right to purchase these test vehicles against the City of Los Angeles Agreement.  In June 2009, we completed the assembly of a Nautilus XE30 retrofitted with lithium-ion battery modules, and an initial testing of this Nautilus XE30 demonstrated a range of over 150 miles on a single charge under unloaded conditions.  In August 2009, we  completed the assembly of a Nautilus XE20 retrofitted with lithium-ion battery modules, and an initial testing of this Nautilus XE20 demonstrated a range of 95 miles on a single charge under unloaded conditions.

In June 2009, we entered into an agreement with Autocar to collaborate on the development, marketing and sale of cab-over on-highway Class 7 and Class 8 zero emissions electric trucks to be used in short-haul drayage and refuse hauling applications in North America.  Under the terms of the Autocar Agreement, we agreed to purchase Department of Transportation, or DOT, compliant chassis designed for cab-over-engine-heavy-duty vehicles, or Autocar Chassis, exclusively from Autocar for a period of at least three years.  The Autocar Agreement is for an initial term commencing on June 9, 2009 and ending 36 months after the first sale of an Autocar Truck by us to an end user, or the First Sale.  After the initial term, the Autocar Agreement will automatically continue for successive one-year terms until it is terminated at the end of its term by either party giving the other party notice of termination at least 60 days prior to the end of the applicable term.  Under the Autocar Agreement, we agreed to purchase: a minimum of 50 Autocar Chassis during the first 12-month period after the First Sale (with at least 5 Autocar Chassis being purchased by December 9, 2009), a minimum of 75 Autocar Chassis during the second 12-month period after the First Sale, and a minimum of 112 Autocar Chassis during the third 12-month period after the First Sale.  We purchased five Autocar Chassis during 2009 and, as of March 23, 2010, we have assembled one XE30 using an Autocar Xpeditor chassis and incorporating our heavy-duty drive system and lithium–ion battery technology.  As of the date of this report, the completed XE30 is undergoing DOT testing.  Upon completion of the DOT testing, we plan to market our vehicles through Autocar’s existing authorized commercial truck dealer network in North America.

During the term of the Autocar Agreement, Autocar has agreed that it will not partner with any supplier of electric drive systems other than with us for Autocar’s production of on-highway Class 7 or Class 8 drayage vehicles for sale in North America (other than partners or suppliers of hydraulic hybrid or parallel hybrid systems), without our prior written consent.  During the term of the Autocar Agreement and for an additional 12 months following termination of the Autocar Agreement, we agreed that we will not partner with, sell or otherwise supply or install electric drive systems to any OEM other than Autocar for all on highway Class 7 and Class 8 drayage vehicles, refuse vehicles, aircraft service vehicles or any other application appropriate for cab-over engine chassis for sale in the United States, Canada or Mexico, without Autocar’s prior written consent.  However, we may sell such vehicles during the 12 months following termination of the Autocar Agreement without Autocar’s prior written consent if we pay Autocar a fee of $6,000 per vehicle.

We have agreed with Autocar to jointly provide aftermarket services for the Autocar Trucks, with us servicing the drive systems and Autocar servicing the Chassis.  We have also agreed with Autocar to jointly develop sales leads, coordinate sales facilities, and train each other’s sales forces in the operation and sale/lease of the Autocar Trucks.  During the term of the Autocar Agreement, we will pay Autocar a sales commission of 3% of the purchase price of any electric vehicle we sell to an end-user arising out of or resulting from sales leads generated by Autocar or its dealers.

In September 2009, we released our first on-highway heavy-duty electric truck for short-haul on-highway applications, the Mule M150.  The Mule M150, is designed as a zero emissions solution for short-haul on-highway routes in inner cities, port facilities and airports for the distribution of goods and cargo.  The Mule M150 is equipped with our fully integrated heavy-duty electric drive system and lithium-ion batteries.  Our Mule M150 can travel at a maximum speed of 55 miles per hour and has a range of 150 miles on a single charge under unloaded conditions.

In January 2010, we released our lithium-ion battery powered yard tractor, the Nautilus XE20, with a range of 95 miles and maximum speed of 25 miles per hour under unloaded conditions.  The Nautilus XE20 incorporates our latest drive system and proprietary BMS on a Autocar Xspotter yard tractor chassis.  In February 2010, we successfully completed eight weeks of cold weather testing on our Nautilus XE20 in actual industrial applications during two eight hour shift operations at temperatures below 10°F under loads exceeding 30 tons.

In March 2010, we completed design and testing of our proprietary BMS, which monitors battery condition and balances battery cells during charge and discharge cycles.  Our proprietary software allows our BMS to be used on any battery cell chemistry.  We use our proprietary BMS in all our heavy-duty electric vehicles.  In addition, we market our battery modules to other OEMs worldwide.  As of the date of this filing, we have  received purchase orders for our battery modules and heavy-duty electric drive systems from OEM of electric and hybrid buses.

Electric Vehicle Industry

Over the past 20 years, the electric vehicle industry has grown rapidly as a result of increasing demand for environmentally friendly modes of transportation.  The high price of fossil fuel and heightened environmental concerns over greenhouse gas emissions worldwide have resulted in increased demand for electric and hybrid vehicles.  Similarly, there has been increase in demand for battery powered low or zero emissions vehicles in off-highway material handling applications.

We believe that potentially large electric vehicle markets are developing in a wide-range of vehicle platforms for a variety reasons, including improved fuel economy, lower emissions, greater reliability, lower maintenance costs and improved performance.  Of these myriad reasons, improved fuel economy has emerged as a significant factor in the development and potential growth of the emerging electric vehicle markets as crude oil prices rise, and consumers and businesses alike contend with higher gasoline and diesel prices.

During 2008, petroleum consumption in the United States, as reported by the United States Department of Energy in the Transportation Energy Data Book, averaged approximately 19 million barrels per day, which represents an average annual percentage increase in consumption of approximately 0.3% over a period of ten years.  According to data published by the United States Department of Energy, of the total amount of crude oil consumed in the United States in 2008, approximately 69% was consumed by the transportation industry which has seen an increase in consumption of approximately 0.8% per year over a ten year period.  The United States Department of Energy also reports that increases in crude oil based fuel demand worldwide has resulted in accelerated growth of fuel costs worldwide.  We believe that the cost of fuel will continue to remain high relative to historic levels, and therefore believe that electric vehicles will offer a cost effective and environmentally efficient alternative solution to fossil fuel based vehicles.

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

As a result of increased imports from South Asia to the United States over the past five years, the number of 20-foot equivalent units, or TEUs, transported to ports and through intermodal facilities located on the west coast of the United States has also increased. This expansion in trade has resulted in increased pollution at the largest ports on the west coast of the United States, resulting in more stringent requirements on vehicle emissions in many of these areas.  For example, the Port of Los Angeles and the Port of Long Beach recently approved a comprehensive “Clean Air Action Plan” aimed at reducing pollution and health risks associated with mobile air emissions resulting from activities at these ports.  See “—Recent Initiatives.”  We believe that electric trucks are the leading cost competitive solution to reduce the environmental impact of increased activity and pollution at ports and intermodal facilities located on the west coast of the United States.

In light of these recent regulatory initiatives, and the identification of heavy-duty truck pollution as the most significant source of air pollution at ports, we believe that the demand for heavy-duty electric vehicles will increase.  In response to this anticipated increase in demand, we have developed and will continue to develop zero emissions vehicle platforms as an alternative to current fossil fuel based transportation solutions.  In addition to being incorporated into our heavy-duty electric vehicles, our electric drive systems can also be incorporated into refuse trucks, street sweepers, delivery vans, airport ground support equipment and inner city delivery trucks.

The electric vehicle industry is highly competitive and characterized by rapid technological advancements.  Most of the technological advancements target the on-highway consumer automotive markets.  We believe that technological improvements in battery technology (such as the development of lithium cobalt oxide thin cathodes) are expected to improve battery energy density and increase battery life by approximately 200% resulting in an expected increase in range of production vehicles by 2012.  The success of electric vehicles in the consumer market industry is generally based on vehicle range, speed and acquisition cost, while success of electric vehicles in the off-highway heavy-duty markets is based on product customization, productivity, functionality, durability and after market support.  In response to what we believe to be the market needs, our vehicles fully integrate components such as an electric motor, a transmission, a flux vector motor controller, battery modules, and a battery charger on a single software platform.  We believe that our proprietary software allows us the agility and adaptability to configure our vehicles to specific application needs in both on-highway and off-highway markets.  Our operational strategy to partner with existing chassis manufacturers in each various market segments provides our customers with a proven vehicle platform and established service support worldwide while providing us with a capital efficient model to enter a number of market segments.

Heavy-Duty Electric Vehicles Industry

Industries related to container transportation have seen modest improvements in vehicle technology over the past five decades.  This is mainly a result of low duty cycle needs for vehicles operated in terminals or in short-haul or drayage applications which, in turn, has resulted in the use of older model and higher-polluting vehicles in these applications.  The high growth rates at large ports has resulted in an increase in the population of these older model vehicles which, in turn, has resulted in increased regulatory oversight within port facilities that historically were relatively unregulated.  We believe that this increase in regulatory oversight, coupled with continued increases in fossil fuel costs, have resulted in the opportunity for electric vehicles to be a commercially viable environmental solution in these markets.  We believe that the benefits of zero emissions and lower operating costs of electric vehicles, when compared to fossil fuel powered or hybrid vehicles, provides us with an opportunity to market cost-effective heavy-duty zero emissions electric vehicles to a number of markets worldwide.

We believe that as the monetary and environmental costs of fossil fuels increase, environmental regulations will continue to be promulgated worldwide to ensure significant decreases in harmful emissions.  Efforts to reduce greenhouse gas emissions during the past five years using alternative fuels such as compressed natural gas and liquefied natural gas have resulted in modest improvements in air quality.  We believe that stringent environmental regulations will result in an increased demand for cost effective zero emissions technologies that can be incorporated into current vehicle platforms to replace current fossil fuel-based vehicles.  Furthermore, we believe that electric vehicles will be the ideal solution in resolving emissions and operating cost issues faced by the heavy-duty electric vehicle industry.

Our Competitive Strengths

Our heavy-duty electric yard tractors and our fully integrated heavy-duty electric drive system provides us with the opportunity to incorporate our zero emissions technology into existing vehicles and material handling equipment used in high load carrying capacity applications.  Growing public awareness of the relationship between burning fossil fuels, health risks and global warming has increased the demand for a cost effective alternative to vehicles powered by fossil fuels.  We believe the following competitive strengths serve as a foundation for our strategy:

•
Quality, Excellence and Reliability.  We believe that our proprietary technologies and designs, including our SAE J1939 CAN Bus capable high capacity liquid cooled flux vector motor controllers and fully integrated and configurable heavy-duty electric drive system increase the reliability of our electric vehicles.  Our flux vector motor controllers, that range in power from 20 kW to 240 kW, have been sold for over 10 years by EMS and have proven reliability in a wide range of applications.

•
Heavy-Duty Electric Vehicle Technology.  Our products, the Nautilus XE30 electric short-haul tractor and the Nautilus XE20 electric yard tractor, incorporate lithium-ion batteries, our proprietary flux vector motor controller, and an electric motor that is directly coupled to a heavy-duty automatic transmission, which allows for the ability to transport heavy loads over long distances.

•
Low Operating Costs.  Our products target high idling vehicle applications, applications that most current fossil fuel powered vehicle designs have poor fuel economy.  Our vehicles are designed such that their electric motors shut off while they are idling, resulting in our vehicles having lower operating and maintenance costs and increased vehicle life than fossil fuel powered vehicles operating in high idling applications.

•
High Efficiency.  Our heavy-duty electric drive system consumes lower energy in high idling applications when compared to combustion powered vehicles.  In addition, our heavy-duty electric drive system is equipped with a regenerative braking system which captures the energy back into the batteries during braking, saving brake wear and increasing energy efficiency as compared to fossil fuel powered vehicles.

•
Highly Configurable Technology. Our proprietary technologies can be configured to serve a variety of platforms and the specific needs of our customers.  All major components in our fully integrated heavy-duty electric drive system communicate over an SAE J1939 CAN Bus system that allows us to configure a vehicle’s performance through uploading of key parameters utilizing our proprietary software.  This capability allows us to configure a vehicle to specific application needs with minimum hardware changes.  In addition , this capability provides us with full diagnostic capability to monitor and diagnose the performance of various components in the field during the life of the vehicle.  We believe that this flexibility and configurability will enable us to serve a wider variety of markets and product applications.

•
Experienced Management Team and Access to an Extensive Distribution Network.  Our senior management team has over 80 years of combined experience in the electric vehicle industry and has extensive experience in startup technology companies within this industry.  In addition, members of our senior management have significant experience within the transportation industry.

Our Strategy

As one of the leaders in the zero emissions heavy-duty electric truck market worldwide, we plan to continue the development of new drive system technologies that increase the performance of our vehicles and simultaneously continue the development of additional configurations of our products to address short-haul on-highway markets.  We believe that growing environmental concerns related to heavy-duty vehicle emissions combined with our belief that electric vehicles are inherently more cost effective and reliable than fossil fuel powered vehicles is the primary value proposition of our heavy-duty trucks.  We believe that continued development in battery technology resulting in increased vehicle range will benefit the market of zero emissions heavy-duty electric vehicles in short-haul and off-highway applications.  The primary elements of our business strategy include:

•
Increase our current market presence and selectively pursue new opportunities.  We intend to increase our global distribution network to increase the markets for the Nautilus XE30 and Nautilus XE20.  In addition, we plan to partner with OEMs of body manufacturers for application such as refuse vehicles, delivery vans, refueling vehicles and street cleaning vehicles to offer additional product configurations to our customers and dealers worldwide.

•
Develop technologies that can be easily adapted for use in various platforms. Our proprietary electric drive system and our lithium-ion battery modules are configurable to meet different vehicle platform specifications such as electric buses, delivery vans, forklifts and medium duty on-road delivery trucks.  Our software centric design approach allows us to develop system level solutions for OEMs of vehicles worldwide.

•
Implement retrofit business model on existing yard tractors to accelerate market changeover. Our proprietary electric drive system and battery modules (that feature our proprietary BMS) can be retrofitted into existing yard tractor vehicle platforms.  We believe that the increase in fuel costs and the adoption of environmental regulations calling for lower emissions and higher fuel economy will accelerate market changeover to zero emissions vehicle alternatives in the heavy-duty vehicle industry.  Our integrated electric drive systems can be incorporated into most yard tractor vehicle platforms currently in use at ports, marine terminals, intermodal facilities, mail facilities, distribution centers and industrial warehouses.

•
Develop global sales and service network.  We plan to build a global distribution system that utilizes regional dealers to promote, sell and service our vehicles worldwide.  In addition, we plan to utilize the existing distribution system of our chassis suppliers to provide aftermarket support for our products worldwide.  Several members of our senior management have significant experience in managing global dealer networks for material handling and electric vehicle manufacturers.

•
Provide superior after market service.  We believe that after market service is the key to success in the heavy-duty electric vehicle and material handling equipment markets.  Our heavy-duty electric vehicles are designed with a fully integrated proprietary diagnostic system that monitors and stores the performance of all critical components during the life of the vehicle allowing our service network to monitor vehicle performance and institute preventative maintenance programs to reduce vehicle downtime and increase vehicle life.

•
Build capital efficient industry alliances.  We purchase several components and assemblies for the production of our vehicles from leading manufactures within our industry.  Our integrated heavy-duty electric drive system, which is preassembled and installed into vehicle chassis upon receipt, reduces our need for capital investment in inventory that would otherwise be required to manufacture chassis.  This operation strategy provides us with the ability to focus a significant portion of our available capital into research and development, design, marketing and sales of our products while using high quality components from other manufacturers.

Our Technology

We have developed and acquired proprietary technologies that we believe provides us with a significant competitive advantage within the industries we compete.  In 2007, Balqon California completed the development of a heavy-duty electric drive system that incorporates a five speed automatic transmission directly coupled to an electric motor resulting in high end torque at low speeds without compromising top end speed.  This heavy-duty electric drive system powered by our proprietary 240 kW liquid cooled flux vector motor controller provides necessary torque to transport more than a 30 ton of load at speeds of 55 miles per hour.  The incorporation of lithium-ion battery modules in our vehicles during 2009 has resulted in increased range, lower vehicle weight and decreased the time needed to charge our vehicles.  Our vehicles can now be completely charged in less than four hours.

Flux Vector Motor Controller Technology

Our flux vector motor controllers are micro-processer controlled inverters designed to control motor speed through varying voltage and frequency.  We currently offer both liquid and air cooled versions of our flux vector motor controllers in power ranging from 20 kW to 240 kW.  Although our flux vector motor controllers are available in both analog and SAE J1939 digital communication capabilities, we only utilize SAE J1939 capable inverters to provide efficient communication and diagnosis of complete vehicle systems in our heavy-duty electric vehicles.  Based on power requirements, our motor controllers can be manufactured to meet specific motor or vehicle requirements ranging from electric motorcycles to high capacity on-highway or off-highway vehicles.  Due to the software centric design capability of our flux vector motor controller technology, we have the capability to remotely modify, diagnose and monitor key performance parameters to meet specific application requirements.  We have sold and marketed our flux vector motor controllers for use in electric buses, mining vehicles and other specialty vehicles applications with over one million miles logged in actual operations.

CAN Bus Diagnostic System

All key components of our electric vehicles, including the electric motor, transmission, flux vector motor controllers, battery module, battery charger and accessory motor, are connected through our proprietary CAN Bus software.  Our CAN Bus system monitors, measures, communicates, stores and diagnoses key performance parameters of our vehicles and provides an intuitive vehicle status display of all vehicle performance parameters to the operator through a digital dash display mounted in the truck cabin.  The diagnostic system records daily energy consumption, fuel economy, fault codes, and the thermal status of major components on the vehicle.  Our CAN Bus diagnostic system can also be used to monitor vehicles remotely to determine vehicle performance or to schedule vehicle maintenance.

Battery Management System

In 2009, we converted our vehicles from lead acid battery technology to lithium-ion battery technology.  Because our vehicles are used in heavy-duty applications, we believe our products utilize significantly larger battery modules than other automotive applications.  In order to ensure long term reliability and battery life for a large battery format battery module, we developed our own proprietary BMS that monitors and balances all battery cells during charge and discharge cycles.

On March 3, 2010, we released our new BMS designed to optimize the battery cycle life of large format batteries, including the large format lithium-ion batteries used in our vehicles.  Our new BMS controllers are equipped with multiple temperature sensors and a flash microcontroller powered by our proprietary software that can work with any electric vehicle’s battery cell chemistry.

Products

Heavy-Duty Electric Vehicles

Our current product line of zero emissions heavy-duty electric vehicles consists of our Nautilus product that features zero emissions heavy-duty electric tractors and our Mule product line that features zero emissions heavy-duty electric trucks.  Our Nautilus product line, the flagships of our product portfolio, consists of two product configurations, our on-highway product, the Nautilus XE30, and our off-highway product, the Nautilus XE20.  We have also developed a heavy-duty electric truck, the Mule M150, which is a high-capacity on-highway delivery truck targeting inner city delivery applications.  Each of our products is equipped with our proprietary heavy-duty electric drive system and our lithium-ion battery module that features our proprietary BMS.

Nautilus XE20 – Electric Yard Tractor

The Nautilus XE20 is a zero emissions heavy-duty short wheelbase electric yard tractor designed for “in-terminal” operations to transport containers at shipyards, rail yards, intermodal facilities, industrial plants, distribution warehouses, food production facilities, military bases and mail facilities.  The Nautilus XE20 can tow 30 tons cargo containers at a speed of up to 25 miles per hour with a range of 95 miles on a single battery charge under unloaded conditions.

The Nautilus XE20 features our heavy-duty electric drive system and quick-change lithium-ion battery module allowing it to be operated for three eight hour shift operations.  The Nautilus XE20 is designed with a short wheel base and lifting fifth wheel which improves the maneuverability of the vehicle and its efficiency in high idling off-highway applications.  The Nautilus XE20 complies with all applicable regulations associated with off-highway use vehicles.

The battery module of the Nautilus XE20 contains 140 kW hour lithium-ion large format batteries equipped with our proprietary BMS.  The Nautilus XE20 incorporates our heavy-duty 240 kW electric drive system into an Autocar Xspotter chassis.  The Nautilus XE20 is available with off-board chargers varying in capacity from 20 kW to 50 kW and communicates directly with our BMS over a J1939 Can Bus connection.

In February 2010, we successfully completed eight weeks of cold weather testing on our Nautilus XE20.  The vehicle was tested in an industrial application during dual eight hour shift operations with ambient temperatures below 10°F under and loads exceeding 25 tons.

Nautilus XE30 – Electric Short-haul Tractor

Our Nautilus XE30 is an on-road-electric Class 8 heavy-duty tractor that is designed for short-haul on-road applications designed to transport trailers and containers at ports and in inner city applications.  The Nautilus XE30 is designed to compete with short-haul day cab fossil fuel powered vehicles used to transport cargo short distances within metropolitan areas.  The Nautilus XE30 is equipped with lithium-ion batteries and our proprietary heavy-duty drive system and is capable of hauling up to 30 tons of load at speeds of 55 miles per hour with a range of 150 miles on a single battery charge under unloaded conditions.

The Nautilus XE30 incorporates our proprietary heavy-duty electric drive system into an Autocar Xpeditor chassis is equipped with tandem axles.  The Nautilus XE30 is designed for up to 57,000 gross vehicle weight ratings which allows the vehicle to tow loads greater than 30 tons in short-haul on-road applications.  The Nautilus XE30 contains a 240 kW hour lithium-ion battery module equipped with our proprietary BMS.  The Nautilus XE30 competes with conventional and cab-over Class 8 short-haul day cab tractors designed for use in inner city applications for towing beverage trailers, cargo and containers between a port and local rail yards and warehouses.  As of the date of this report, the completed XE30 is undergoing DOT testing.

In June 2009, we completed assembly of a Nautilus E30 retrofitted with lithium-ion battery modules, and an initial testing of this Nautilus XE30 demonstrated a range of over 150 miles on a single charge under unloaded conditions.

Mule M150 – Electric Truck

In September 2009, we released our first on-highway heavy-duty electric truck, the Mule M150, designed as a zero emissions solution for short-haul on-highway routes in inner cities, port facilities and airports for the distribution of goods and cargo.  We believe that our Mule M150, which has a 7 ton capacity with a single axle and a 12 ton capacity with tandem axles, is an ideal solution for inner city applications such as delivery trucks, refuse vehicles, beverage delivery and street sweepers.

The Mule M150 is equipped with our fully integrated 240 kW heavy-duty electric drive system and lithium-ion batteries to provide increased range and performance.  Our Mule M150 is able to travel at a speed of up to 55 miles per hour and has a range of 150 miles on a single charge under unloaded conditions and is expected to be competitive in performance with current Class 7 and Class 8 fossil fuel powered vehicles in short-haul markets.  The Mule M150 targets inner city congested applications with high idle duty cycles resulting in improved fuel economy and lower maintenance costs. As of the date of this report, the completed Mule M150 is undergoing DOT testing.

Heavy-Duty Electric Drive Systems

Our fully integrated electric drive systems have been designed and developed with a view towards use in existing vehicle platforms in electric buses, large industrial forklifts, medium duty electric trucks and delivery vans.  All our drive systems incorporate an automatic transmission and our proprietary flux vector motor controller technology.  We target OEMs of medium to heavy-duty vehicles worldwide to incorporate our drive systems into their current vehicle configurations of electric buses, delivery vans and inner city delivery vehicles.

We plan to offer 80 kW to 240 kW complete drive systems to OEMs of products that address inner city short range applications worldwide.  We believe our complete drive systems, with a fully integrated J1939 CAN Bus communication system and proprietary software customized to specific applications, provides our customers with a single source solution to their zero-emissions vehicle design needs.

Flux Vector Motor Controllers

Our proprietary variable flux vector motor controllers range in power from 40 kW to 240 kW.  Our flux vector motor controllers are available in liquid cooled or air cooled versions depending on the application, duty cycle and power requirements.  Our flux vector motor controllers are available with analog or digital output based on application needs.  Our heavy-duty flux vector motor controllers are also SAE J1939 CAN Bus capable which allows our customers to fully integrate our motor controller into their own vehicle diagnostic systems.  Our proprietary software in the processor allows the motor controller to be customized for use in electric vehicles, hybrid vehicles, plug-in hybrids and other applications.  Prior to our acquisition of EMS, EMS sold its flux vector motor controllers to OEMs for use in electric buses, mining equipment, military vehicles, delivery vans and other automobiles.  Our motor controllers can operate between 200 to 800 volts direct current, or DC, and can be used in stationary and mobile applications.  As of the date of this report, we have two outstanding purchase orders for our flux vector motor controllers from an electric bus and Class 4-6 truck manufacturer.

We design, manufacture, assemble and test our motor controllers at our Harbor City facility.  We have designed our motor controllers for high-vibration mobile applications which includes a wash down enclosure design that allows the motor controller to be used in outdoor rugged mobile applications.  In addition, our motor controllers include a liquid cooling system that results in a higher efficiency and reliability.  Our below 100 kW motor controllers are available in air cooled versions and are ideal for use in industrial vehicles, light duty pickup trucks and recreational vehicles.  Our heavy-duty motor controllers, which include a liquid cooling system, are ideal for use in heavy-duty electric vehicles such as electric tractors, forklifts, buses, delivery vans, Class 4-6 cargo trucks and mining vehicles.

Service, Parts and Consumables

We sell our products through an authorized sales and service dealer network.  Our products require periodic maintenance and replacement of certain vehicle components.  We sell components of our vehicles, including our battery modules and battery chargers, through a trained and authorized dealer network.  Batteries, which are a key component in our vehicles, require replacement after a certain period of use based on application.  We believe that our quick replacement battery modules that feature our BMS, given its integrated design with our heavy-duty electric drive system and communication systems, will require replacement only through authorized service dealers.  Periodically we may also provide vehicle upgrades or accessories to enhance performance and efficiency of our vehicles in the field, which we expect will provide additional revenues through sales of aftermarket parts marketed through our trained dealer network.

Manufacturing and Assembly

Our executive offices and our manufacturing and assembly facility is located in Harbor City, California, where we lease a 15,500 square foot manufacturing and assembly facility.

Key components used in the assembly of our proprietary flux vector motor controllers, heavy-duty electric drive systems, battery modules and charging systems, including transmissions and vehicle chassis, are supplied to us by large global manufacturers that we believe have the production capacity to meet our current and projected future production requirements.  Our key components are supplied with manufacturer’s warranties which meet or exceed the warranties provided to our customers.  We sell all of our products with a minimum of a one-year limited warranty with a prorated warranty on batteries based on usage.  In addition, suppliers of our key components have an extensive global sales and service network to support our dealers and customer service needs in a timely manner.  Our management team has extensive experience in global sourcing of automotive components and has implemented a procurement and management system to monitor material costs on a real-time basis.

Final assembly of our heavy-duty electric vehicles and heavy-duty electric drive systems is conducted at our Harbor City location.  We also assemble and test our battery modules and charging systems at the same location.  Our engineering and procurement offices are also located at our Harbor City facility to support our production needs.  We estimate that our current manufacturing and assembly capacity at this facility provides us with the ability to substantially increase sales with the addition of direct labor personnel and relatively modest capital investments in plant, tooling and equipment.  We believe that our facilities in Harbor City are sufficient to meet our anticipated production needs over the next three years.

Customers

In 2008, we received a purchase order from the City of Los Angeles for 20 Nautilus E20 yard tractors and five Nautilus E30 short-haul tractors and a purchase order from the AQMD for one Nautilus E20 for use as a demonstration vehicle at marine terminals and industrial facilities.  Our acquisition of the intellectual property assets of EMS provides us with an installed base of flux vector motor controllers used in light and medium duty applications such as delivery trucks, automobiles and vans.  We sell our heavy-duty electric drive systems and flux vector motor controllers to OEMs for use in heavy-duty vehicles and heavy-duty material handling equipment.

While our current backlog of $2,182,200 for our heavy-duty electric vehicles consists solely of our outstanding purchase order from the City of Los Angeles, we are actively pursuing a more diversified customer base and we believe that we will sell, in the aggregate, over 500 of our heavy-duty electric vehicles to customers other than the AQMD or the City of Los Angeles by December 31, 2011.  We anticipate that a majority of our future sales of our heavy-duty electric vehicles will be made directly to end users, such as large terminal operators, shipping companies and OEMs, rather than directly to governmental agencies such as the AQMD and the City of Los Angeles.

Our expectation that a majority of our future sales of our heavy-duty electric vehicles is based on the improved range of our electric vehicles as a result of the implementation use of lithium-ion batteries in our vehicles.  Demonstration of our Nautilus XE30 with various potential industrial and warehousing customers indicates that we have sufficient range to perform two 8 hour shift operations in certain yard tractor applications.  Based on our agreement with Autocar to collaborate on the development, marketing and sale of on-highway Class 7 and Class 8 zero emissions electric vehicles, the successful testing of our vehicles and the positive feedback we have received from the demonstration of the capabilities of our vehicles, we believe that we can meet our sales objectives by December 31, 2011.

The implementation of lithium-ion batteries into our vehicles provides us with ability to market our electric drive systems to medium duty applications such as inner city delivery trucks, electric buses and beverage trucks.

Sales and Marketing

Our sales and marketing strategy focuses on establishing Balqon Corporation as the premier global provider of heavy-duty electric vehicles and heavy-duty electric drive systems by building an active customer base.

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

As we grow our business through the expansion of our dealer network, we plan to establish facilities to provide sales and service support to our customers in countries outside the United States.  We currently have dealers that are marketing our Nautilus XE20 yard tractor in western Canada, Argentina, Colombia and South Korea.  We have also expanded our staff in the United States to address our focus on increasing international sales.

In June 2009, we entered into the Autocar Agreement with Autocar and plan to use Autocar’s sales and dealer network to provide aftermarket services for our products.   Under the terms of the agreement we agreed with Autocar to collaborate on the marketing and sale of on-highway Class 7 and Class 8 zero emissions vehicles through Autocar’s existing authorized commercial truck dealer network.  We believe that Autocar has an established nationwide network of over 200 service locations that will provide aftermarket support for our vehicles in North America.

In February 2010, we entered into an agreement with Autoelevadores Yale, a leading distributor of material handling equipment and electric vehicles in Argentina, under which Autoelevadores Yale agreed to distribute our heavy-duty electric vehicles in Argentina.  Autoelevadores Yale also provides servicing and parts for our products in the region.  Currently, sales and service of our products are also being performed by our staff located at our facility in Harbor City.

In March 2010, we entered into an agreement with Industrias Ivor, a leading distributor of material handling equipment in Colombia.  The agreement calls for Industrial Ivor to provide sales and service for our off-highway and on-highway product lines in Colombia.

We previously believed, based on our on-going discussions with potential customers located in Canada and Europe, that over 40% of our revenues potential in 2009 would be generated by sales to international customers.  However, as our discussions with these customers in Canada and Europe have not progressed as expeditiously as we had anticipated, in part due to the global economic crisis, we did not generate revenues by sales to international customers during 2009.  Our revenues during the year ended December 31, 2009 were comprised solely of sales to customers in the United States.  Nonetheless, we continue to believe that a substantial portion of our sales in the future will be made to customers located outside of the United States.

OEM Sales

We currently market and plan to sell our heavy-duty electric drive systems, battery modules and flux vector motor controllers directly to OEMs in the automotive industries.  During 2009, we received purchase orders for our flux vector motor controllers from small and medium sized OEMs for electric buses, motorcycles and industrial equipment.  We plan to target OEMs that manufacture vehicle platforms that do not directly compete with our heavy-duty electric vehicle product line.  In addition, we plan to develop long term agreements with adequate protections for our proprietary technologies prior to developing assemblies or component configurations that meet OEM product needs.  We plan to develop a business development organization that will focus solely on OEM relationships worldwide.  We expect that this organization will be supported by engineering and manufacturing personnel on as needed basis.  As of the date of this report, we have received orders for our electric drive systems and battery modules from a large manufacturer of city transit buses in Asia and the United States.

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

Heavy-Duty Electric Vehicles

Our primary competition in the heavy-duty electric vehicle market are vehicles designed to operate with diesel propulsion systems.  We also compete with other fuel powered vehicles such as bio-diesel, compressed natural gas, plug-in hybrid, hydraulic hybrid and liquid natural gas powered vehicles.

Our competitors also compete with us on the basis of price, operating costs, longevity and performance.  In general, our heavy-duty electric vehicles are significantly more expensive than heavy-duty vehicles powered by other fuels including vehicles powered by diesel or liquefied natural gas.  In terms of performance, our competitors compete based on performance standards such as range, speed, and capacity.  For example, Vision Industries Corp., a manufacturer of hydrogen fuel cell powered drayage vehicles, claims to have prototype of a hydrogen powered vehicle that has a range of 340 miles.

Our competitors vary based on off-highway and on-highway market segments.  Our Nautilus XE20 primarily addresses the off-highway, in-terminal applications for container transportation.  Our Nautilus XE30 primarily addresses the on-highway, inner city applications for container transportation.  Our Mule M150 addresses short-haul on-highway applications for load carrying applications.  We believe that we are the first manufacturer to address these heavy load short-haul applications with zero emissions technologies and therefore expect most of our competitors to be current manufacturers of on-highway fossil fuel-based vehicles.  Our competitors sell their products through qualified dealer networks which sell, promote and service their products.  In most cases, qualified dealers are assigned territories and are compensated for any vehicle or aftermarket parts shipped into their territory.

Our Nautilus XE20 addresses applications related to container transportation at shipyards, rail yards, intermodal facilities, industrial plants, distribution warehouses, food production facilities, military bases and mail facilities.  These applications require products with high visibility, tight turning radius, low speed and a lifting fifth wheel for increased operator productivity.  Currently, this market is addressed by five main competitors, all of which produce diesel or other fossil fuel powered vehicles.  These competitors are Kalmar Industries Corp, Capacity of Texas, Inc., MAFI Transport Systems GmbH, MOL Transport Solutions, and Terberg DTS UK Ltd.  We consider Kalmar Industries Corp. and Capacity of Texas, Inc. to be two manufacturers that have global presence, while Terberg DTS UK Ltd., MAFI Transport Systems  and MOL Transport Solutions have a regional presence in Europe.

We expect that our XE30 and Mule M150 product line will address applications related to short-haul transportation of cargo at ports, airports, rail yards and inner cities.  We anticipate that the Mule product line will target customized market niches where air pollution is a key driver for vehicle selection.  In this product category our competitors include large automotive vehicle manufacturers such as Kenworth Truck Company, Vision Industries, Peterbilt Motors Company, Mack Trucks, Inc. and Freightliner Trucks.  Our success in this market niche will depend upon increased regulatory incentives for use of zero emissions vehicles.  We will also focus our efforts in promoting sales of these vehicles in international markets for distribution of goods and consumables in congested inner city areas.

Flux Vector Motor Controllers

Electric vehicle propulsion systems consist of mainly two types of motor technologies, DC and alternating current, or AC.  DC powered systems are more dominant and cost effective in lower voltage and load carrying applications.  We believe that during the past five years, cost effective AC systems have started to gain market share in lower cost products mainly due to inherent lower maintenance costs of AC propulsion systems.

Heavy-duty electric vehicles require higher power and voltage rated propulsion systems requiring high level of safety, diagnostics and customization.  Our competitors in this market consist of manufacturers of high capacity variable frequency motor controllers.  These manufacturers market directly to OEMs or vehicle manufacturers.  Our current competitors in the marketplace include Enova Systems Inc., Azure Dynamics Inc., UQM Technologies, Inc. and Raser Technologies, Inc.

Heavy Duty Drive System

We also face competition from small to medium size manufacturers of alternative fuel heavy-duty drive systems such has Cummins Inc., Westport Innovations Inc., US Hybrid Corporation and Enova Systems, Inc, UQM Technologies, Inc., and Azure Dynamics Corporation.  These competitors’ products target new and retrofit markets with drive systems powered by natural gas, electric hybrid and fuel cell powered vehicles.  These small to medium side manufacturers offer products competitive in price to our current product line and these products are expected to exceed the performance of our products in key performance specifications such as range and speed.

Product Development

Product development is spearheaded by members of our senior management who evaluate the development of new products and new market applications for existing products.  We believe our future success depends on our ability to increase our vehicle range through integration of new battery technologies into current vehicle designs increasing the range of our vehicles.  We incurred approximately $167,195 and $44,023 in research and development expenses during the years ended December 31, 2009 and 2008, respectively.

During 2009, we upgraded all our products from lead acid batteries to lithium-ion batteries increasing the range of our vehicles by 35%.  We also developed our own proprietary large format lithium-ion BMS to improve battery life and reduce charge time during 2009.

Our research and development team has over 80 years of combined experience in the development of electric vehicle technologies.  We focus our efforts into seamless integration of leading technologies into a product configuration that is cost competitive in a market niche.  We utilize the most advanced computer-aided design (CAD) systems to reduce time to market of our new products.

We believe in our market driven approach to the development of new technologies and product configurations.  We place increased emphasis on developing zero emissions technologies that are cost effective and that reliably address today’s market needs.  We continue to develop our proprietary flux vector motor controller technology to address higher capacity market niches; meanwhile we are also actively engaged in identifying suppliers for next generation of higher energy density battery technology.

Intellectual Property

We believe that we have a broad intellectual property portfolio.  We primarily own intellectual property protecting the proprietary technology for the flux vector motor controllers designed by us.  Our portfolio consists of a trade name, trade secrets and proprietary processes.

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

Recent Initiatives

Recent regulations adopted by the Port of Los Angeles and the Port of Long Beach, which are referred to in this report collectively as the San Pedro Bay Ports, have resulted in increased attention on alternative fuel vehicles generally and our heavy-duty electric vehicles specifically.  In November 2006, the San Pedro Bay Ports approved a comprehensive five-year “Clean Air Action Plan” aimed at reducing pollution and health risks associated with the air emissions resulting from activities of the San Pedro Bay Ports.  According to the Port of Los Angeles, one of the goals of the “Clean Air Action Plan” is an 80% reduction in port-related truck pollution.  The Clean Air Action Plan outlines a “Clean Trucks Program” that calls for the San Pedro Bay Ports to scrap and replace approximately 16,000 short-haul tractors being used at the San Pedro Bay Ports with the assistance of San Pedro Bay Ports.  The Clean Air Action Plan also provides for grants and loan subsidies that will be sponsored and administered jointly by the San Pedro Bay Ports.  Under the Clean Trucks Program, trucks manufactured prior to 1989 have been banned from entering the San Pedro Bay Ports’ shipping terminals.  Additionally, by 2012, all trucks that fail to meet 2007 emission standards will be banned from entering the San Pedro Bay Ports.  The San Pedro Bay Ports are also providing financial assistance to truckers to acquire trucks that comply with their new requirements.  The San Pedro Bay Ports are offering a subsidy of up to 80% of the cost to replace older trucks with a pre-approved new truck.

On May 8, 2009, the Los Angeles Harbor Commission approved additional funding of up to $44.2 million for the 2009 Clean Truck Incentive Program, which will be used to bring 100 trucks that run on lithium-ion battery electric power and 900 trucks that run on liquefied natural gas or compressed natural gas into service.  Under this new initiative, terminal operators or concessionaires at the Port of Los Angeles will be eligible to receive up to 80% of the negotiated cost of an lithium-ion battery powered electric truck purchased for terminal or drayage truck use.  In May 2009, we received a $400,000 grant from the City of Los Angeles to reimburse us for costs we incur in connection with the installation, demonstration and evaluation of lithium-ion powered battery modules in two of our zero emissions Nautilus vehicles.  As a result of these regulations and programs, the emphasis on energy independence and general increased interest in environmentally friendly alternatives, we believe that the demand for our heavy-duty electric vehicles will increase significantly over the next several years.  As a result of these regulations and programs, the emphasis on energy independence and increased interest in environmentally friendly alternatives, we believe that the demand for our heavy-duty electric vehicles will increase significantly over the next several years.

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

Employees

As of March 23, 2010, we employed 15 employees on a full-time basis and one employee on a part-time basis.  None of our employees are represented by labor unions, and there have not been any work stoppages at our facilities.  We generally consider our relationships with our employees to be satisfactory.  In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

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

Risks Relating to Our Business

We have a history of only nominal revenues, have incurred significant losses, expect continued losses and may never achieve profitability. If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully deploying our heavy-duty electric vehicles, flux vector motor controllers, electric drive systems and battery modules as well as operating and expanding our business.

We have a history of only nominal revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2009, we had an accumulated deficit of $11,036,260.  For our fiscal years ended December 31, 2009 and 2008, we incurred a net loss of $3,015,405 and $7,933,281, respectively.  We cannot predict when we will become profitable or if we ever will become profitable, we may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully producing and selling our heavy-duty electric vehicles, flux vector motor controllers, electric drive systems and battery modules and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

Our significant losses have resulted principally from costs incurred in connection with the development of our heavy-duty electric vehicles and from costs associated with our administrative activities. We expect our operating expenses to dramatically increase as a result of our planned production and sale of our heavy-duty electric vehicles.  Since we have no significant operating history and have delivered only 15 heavy-duty electric vehicles as of the date of this report, we cannot assure you that our business will ever become profitable or that we will ever generate sufficient revenues to meet our expenses and support our planned activities. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

Our independent auditors have issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the years ended December 31, 2009 and 2008 includes a paragraph that explains that we have incurred substantial losses. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development and deployment of our heavy-duty electric vehicles, flux vector motor controllers and electric drive systems. We urge potential investors to review this report before making a decision to invest in Balqon Corporation.

The current global financial crisis and uncertainty in global economic conditions, including the economic conditions in the State of California, may have significant negative effects on our customers and our suppliers and may therefore affect our business, results of operations, and financial condition.

The current global financial crisis—which has included, among other things, significant reductions in available capital and liquidity from banks and other providers of credit, substantial reductions and/or fluctuations in equity and currency values worldwide, and concerns that the worldwide economy, including the economy of the State of California, may enter into a prolonged recessionary period—may have a significant negative effect on our business and operating results. The potential effects of the current global financial crisis are difficult to forecast and mitigate. As a consequence, our operating results for a particular period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods.

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

The current market instability, including the instability of the financial condition of the State of California, makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends.  If, as a result, we produce excess products our inventory carrying costs will increase and result in obsolete inventory.  Alternatively, due to the forecasting difficulty caused by the unstable economic conditions, we may be unable to satisfy demand for our products which may in turn result in a loss of market share.

The current global financial crisis may lead to a reduction in federal, state and local environmental initiatives and spending, which could adversely affect our business.

Our ability to obtain orders, grants or subsidies from the public sector is largely a function of the level of government funding available.  In January 2009, a new federal administration took office, and it is widely expected that the new administration will increase spending on environmental initiatives relating to the transportation sector.  However, as a result of the current economic crisis, federal, state and local government agencies are facing potentially significant budget shortfalls as a result of declining tax and other revenues, which may cause them to defer or cancel planned environmental and infrastructure projects.  If government spending on environmental initiatives is reduced, it may affect our current contracts as well as our ability to procurer additional government contracts, which could adversely affect our business, results of operations and financial condition.

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

In connection with the acquisition of substantially all of the assets of EMS, we recorded approximately $166,500 in goodwill and $186,965 of trade secrets based on the application of purchase accounting. The Company provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and intangible assets that have finite useful lives continue to be amortized over their useful lives.  Management makes certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. Our impairment test in the fourth quarter of 2009 did not indicate that the intangible assets we purchased from EMS were impaired as of December 31, 2009. Any future impairments, including impairments of the goodwill or intangible assets recorded in connection with the acquisition of substantially all of the assets of EMS, would negatively impact our results of operations for the period in which the impairment is recognized.

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

The market for heavy-duty electric vehicles is relatively new and rapidly changing.  We cannot accurately predict the size of this market or its potential growth. Our vehicles represent only one of the possible solutions for alternative fuel vehicles for container transportation and other material handling equipment applications.  Use of electric vehicles for container transportation at terminals and/or other facilities has not been adopted as an industry standard and it may not be adopted on a broad scale.  The new and evolving nature of the market that we intend to target makes an accurate evaluation of our business prospects and the formulation of a viable business strategy very difficult. Thus, our business strategy may be faulty or even obsolete and as a result, we may not properly plan for or address many obstacles to success, including the following:

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

We have received purchase orders covering a total of 26 heavy-duty electric vehicles from the City of Los Angeles and the AQMD.  These purchase orders represent the only orders for our heavy-duty electric vehicles that we have received through the date of this report. In March 2009, we delivered one vehicle to the AQMD and thereby fulfilled our purchase order for an electric vehicle from the AQMD.  As of March 23, 2010, we have also delivered 14 electric vehicles to the City of Los Angeles against its purchase order for 25 of our electric vehicles.  If we are unable to fill the remainder of our order from the City of Los Angeles or obtain additional orders for our products, our sales and financial condition will decline.

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

We obtain some of the components and subassemblies included in our products from a single qualified source or limited group of suppliers, the partial or complete loss of which could have an adverse effect on our sales and profitability.

We obtain some of the components and subassemblies for our products from a single qualified source or a limited group of suppliers.  Although we seek to qualify additional suppliers, the partial or complete loss of these sources could adversely affect our sales and profitability and damage customer relationships by impeding our ability to fulfill our current customers’ orders.  Further, a significant increase in the price of one or more of these components or subassemblies could adversely affect our profit margins and profitability if no lower-priced alternative source is approved.

We manufacture and assemble all of our products at one facility.  Any prolonged disruption in the operations of this facility would result in a decline in our sales and profitability.

We assemble our heavy-duty electric vehicles and heavy-duty electric drive systems and we manufacture and assemble our flux vector motor controllers in a facility located in Harbor City, California.  Any prolonged disruption in the operations of our manufacturing and assembly facility, whether due to technical or labor difficulties, destruction of or damage to this facility as a result of an earthquake, fire or any other reason, would result in a decline in our sales and profitability.

Because we believe that proprietary rights are material to our success, misappropriation of those rights or claims of infringement or legal actions related to intellectual property could adversely impact our financial condition.

We currently rely on a combination of contractual rights, copyrights, trade names and trade secrets to protect our proprietary rights. However, although our flux vector motor controllers, electric drive systems, and their constituent components could benefit from patent protection, we have chosen to retain the proprietary rights associated with our flux vector motor controllers, electric drive systems, and BMSs predominantly as trade secrets. Although we currently rely to a great extent on trade secret protection for much of our technology, we cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop comparable or superior technologies or obtain unauthorized access to our proprietary technology.

We own, license or have otherwise obtained the right to use certain technologies incorporated in our flux vector motor controllers.  We may receive infringement claims from third parties relating to our products and technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third-party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our component manufacturers are unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

Fluctuation in the price, availability and quality of materials could increase our cost of goods and decrease our profitability.

We purchase materials directly from various suppliers. The prices we charge for our products are dependent in part on the cost of materials used to produce them. The price, availability and quality of our materials may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation costs, government regulation, economic climates and other unpredictable factors. Any material price increases could increase our cost of goods and decrease our profitability unless we are able to pass higher prices on to our customers. We do not have any long-term written agreements with any of these suppliers; except for Autocar, and do not anticipate entering into any such agreements in the near future.

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

If diesel fuel prices decrease to a level such that using our heavy-duty electric vehicles does not result in fuel cost savings, potential customers may not purchase our heavy-duty electric vehicles. Any decrease in demand for our heavy-duty electric vehicles could have a material adverse effect on our business, prospects, financial condition and results of operations. If in the future we need to reduce the price of our heavy-duty electric vehicles to keep them competitive with the life cycle cost of diesel fuel powered vehicles, our business might suffer and our revenue and profits might decline.

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of March 30, 2010, we had outstanding 25,718,348 shares of common stock, of which 22,200,000 shares of common stock were restricted under the Securities Act.  Of the 22,200,000 shares of common stock that were restricted under the Securities Act on March 30, 2010, 22,000,000 shares of common stock were issued by us more than six months prior to March 30, 2010 and, therefore, can be sold without restriction subject to the limitations imposed by Rule 144 of the Securities Act (of these 22,000,000 shares of our common stock that have been held for more than six months, 3,066,725 shares of our common stock are held by non-affiliates).  As of March 30, 2010, we also had outstanding options and warrants that were exercisable for approximately 10,259,167 shares of common stock and notes convertible into 2,733,329 shares of our common stock. Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

Our common stock is quoted on the OTC Bulletin Board.  The last reported sale price per share of our common stock on March 23, 2010, was $0.95.  As a result, our common stock will most likely constitute “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC.  Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges).  The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

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

We produce our financial statements in accordance with accounting principles generally accepted in the United States, or GAAP.  Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, which will require annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm that addresses both management’s assessments and our internal controls.  We are currently subject to the requirement that we provide management’s assessment regarding internal control over financial reporting.  The requirement that we provide our auditor’s attestation will apply to us starting with our annual report for the year ending December 31, 2010.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

Our executive offices located at 1420 240th Street, Harbor City, California 90710, where we occupy approximately 15,500 square feet of space.  We lease our Harbor City facility for $10,540 a month.  During each of the years ended December 31, 2009 and 2008, we reported $138,508 and $98,008, respectively, in lease expenses.

We believe that our existing facilities are sufficient to meet our present needs and anticipated needs for the foreseeable future.

Item 3.  Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock and Holders

Our common stock became eligible for quotation on the OTC Bulletin Board under the symbol “BMRU” on April 10, 2007.  On October 31, 2008, as a result of the Merger Transaction, our common stock became eligible for quotation on the OTC Bulletin Board under the symbol “BLQN.”  Shares of our common stock began trading on the OTC Bulletin Board on November 20, 2008. The table below sets forth for the quarters indicated, the reported high and low bid prices of our common stock as reported on the OTC Bulletin Board.  The prices shown reflect inter-dealer quotations without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2008
Fourth Quarter (November 20, 2008 – December 31, 2008)	$2.00	$1.50
Year Ended December 31, 2009
First Quarter	$3.00	$1.65
Second Quarter	$3.05	$0.05
Third Quarter	$2.95	$1.00
Fourth Quarter	$2.00	$0.10

As of March 23, 2010, we had 25,718,348 shares of common stock outstanding held of record by approximately 71 stockholders.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On March 23, 2010, the last reported sale price of our common stock on the OTC Bulletin Board was $0.95 per share.

Dividend Policy

We did not declare any dividends on our common stock during 2009.  We currently anticipate that we will not declare or pay cash dividends on our common stock in the foreseeable future.  We will pay dividends on our common stock only if and when declared by our board of directors.  The ability of our board of directors to declare a dividend is subject to restrictions imposed by Nevada and California law.  In determining whether to declare dividends, our board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

Equity Compensation Plan

The information provided in Part III-Item 12 of this Annual Report under the heading “—Equity Compensation Plan Information” is incorporated herein by reference.

Recent Sales of Unregistered Securities

During March 2009 and June 2009, we entered into agreements with 34 accredited investors for the sale by us of an aggregate of $1,000,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of our common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  Additionally, we issued three-year warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.50 per share.  The proceeds of $1,000,000 are allocated to working capital.

On February 2, 2010, Balqon issued 200,000 shares of its common stock to an accredited investor in consideration of consulting services (for investor relations) to be rendered.

Between February 5, 2010 and March 30, 2010, we entered into agreements with seven accredited investors for the sale by us of an aggregate of $1,300,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,733,329 shares of our common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, we issued three-year warrants to purchase an aggregate of 1,733,329 shares of common stock at an exercise price of $0.50 per share.  The proceeds of $1,300,000 are allocated to working capital.  In connection with the sale of certain of the 10% Unsecured Subordinated Convertible Promissory Notes, we (i) paid $15,999 in finder’s fees and (ii) issued three year warrants to  purchase 15,999 shares of our common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered. In addition, on March 2, 2010, in connection with the sale of $500,000 in principal amount of our 10% Unsecured Subordinated Convertible Promissory Notes,  we granted to a certain accredited investor a right to buy, on or before May 15, 2010, up to an additional $500,000 in principal amount of our 10% Unsecured Subordinated Convertible Promissory Notes convertible into up to 666,666 shares of common stock at a conversion price of $0.75 per share and warrants exercisable into 666,666 shares of common stock at an exercise price of $0.50 per share  for an aggregate purchase price of $500,000.
The issuances of our securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering.  This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.  Each investor was given adequate access to sufficient information about us to make an informed investment decision. Except as set forth above, there were no commissions paid on the sale of the issuance of securities described above.

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

Overview

We currently develop, assemble and market heavy-duty electric vehicles, flux vector motor controllers and electric drive systems.  We currently sell our heavy-duty electric vehicles and plan to begin selling our other products in the near future.  In May 2007, we entered into the AQMD Development Agreement with the AQMD to develop and test a heavy-duty zero emissions electric short-haul tractor.  Under the terms of the AQMD Development Agreement, the AQMD agreed to pay us up to $527,000 for the development and testing of the heavy-duty short-haul tractor.  The City of Los Angeles agreed with the AQMD to fund 50% of the total development costs related to the short-haul tractor.  All of our revenues for 2007 and 63% of our revenues for 2008 were associated with the AQMD Development Agreement.  The remaining 37% of revenues for 2008 were from the sale of parts to the City of Los Angeles.  During the year ended December 31, 2009, 81% of our revenues were from the sale of vehicles and parts of the City of Los Angeles, 10% of revenues were from a grant from the Lithium-ion Grant, and 8% of revenues were from the sale of an electric yard tractor and parts to the AQMD and the City of Los Angeles.  The revenues and costs associated with the AQMD Development Agreement and the Lithium-ion Grant are recorded as contract revenues and costs. As such, the costs associated with the development of our demonstration vehicle are recorded as “contract costs,” not as research and development expenses.

In May 2008, we received a purchase order from the AQMD for one of our Nautilus E20 heavy-duty electric yard tractors.  We delivered a Nautilus E20 to the AQMD in March 2009.  In June 2008, we received a purchase order from the City of Los Angeles for 20 Nautilus E20 heavy-duty electric yard tractors and five Nautilus E30 short-haul tractors.  The purchase order from the City of Los Angeles is pursuant to an agreement with the City of Los Angeles Agreement, dated June 26, 2008, or City of Los Angeles Agreement.  Previously, we believed that we would deliver the 25 Nautilus tractors ordered under the City of Los Angeles purchase order by December 31, 2009.  However, primarily due to working capital constraints, we have revised our initial forecast, and we now believe that we will deliver the remaining 6 Nautilus XE20s and 5 Nautilus XE30s to the City of Los Angeles by September 30, 2010.

While our current backlog of $2,182,200 for our heavy-duty electric vehicles consists solely of our outstanding purchase order from the City of Los Angeles, we are actively pursuing a more diversified customer base and we believe that we will sell, in the aggregate, over 500 of our heavy-duty electric vehicles to customers other than the AQMD or the City of Los Angeles by December 31, 2011.  We anticipate that a majority of future sales of our heavy-duty electric vehicles will be made directly to end users, such as large terminal operators, shipping companies and OEMs, rather than directly to governmental agencies such as the AQMD and the City of Los Angeles.  Our expectation that a majority of our future sales of our heavy-duty electric vehicles will be made directly to end users is based, in part, on the results of our initial test of the Nautilus XE30 powered by lithium-ion batteries and our agreement with Autocar to collaborate on the development, marketing and sale of on-highway Class 7 and Class 8 zero emissions electric vehicles.  In addition, we expect to use Autocar’s existing authorized dealer network to sell our heavy-duty electric vehicles.  Our expectations regarding future customers are also based on our current on-going discussions with potential customers located in Canada, Asia, Latin America and Europe, and additional governmental incentives and funding that we believe will become available for electric vehicles, which, in turn, is expected to improve the competitive advantage of our electric vehicles.

Our total revenues increased by $3,395,092, or 1,667%, to $3,598,092 for the year ended December 31, 2009 as compared to $203,660 for the year ended December 31, 2008.  We reported a net loss of $3,015,405 for the year ended December 31, 2009 as compared to a net loss of $7,933,281 for the year ended December 31, 2008.  The improvement in our financial performance during 2009 is a direct result of a $3,148,798 increase in sales in 2009 over 2008.  Our contract revenues also increased by $246,294 during 2009 largely due to progress work on the Lithium-ion Grant.  In 2009, costs of revenues increased by $3,350,745 largely due to the increased costs associated with the increased sales of vehicles and parts.  General and administrative expenses decreased by $4,371,816 in 2009.  The decrease in general and administrative expenses is attributable to a decrease of $5,940,713 of fair value of stock based compensation in 2009, offset by a net increase of $1,568,897 in other general and administrative expenses incurred as a result of the ramp up of our sales and business activities in 2009.  During 2009 we experienced an increase of $123,172 of research and development expenses due to incurring a full year of research and development expenses in 2009 as compared to only incurring research and development expenses in the last four months of 2008.  During 2009 our depreciation and amortization expenses increased by $70,268, largely due to the fact that we reported a full year of amortization of the trade secrets we acquired from EMS.  Interest expense during 2009 decreased by $280,768, largely due to the decrease of the beneficial conversion feature interest cost incurred on our issuance of convertible notes and warrants.

Merger Transaction

On October 24, 2008, we completed an Agreement and Plan of Merger, or Merger Transaction, with Balqon Corporation, a California corporation, or Balqon California, and changed our name from BMR Solutions, Inc. to Balqon Corporation.  Upon completion of the Merger Transaction, we acquired the business of Balqon California.  In connection with the Merger Transaction, we issued an aggregate of 23,908,348 shares of our common stock to the shareholders of Balqon California which resulted in a change in control of our company.  The Merger Transaction has been accounted for as a recapitalization of Balqon California, with Balqon California being the accounting acquirer.  As a result, the historical financial statements of Balqon California are now the historical financial statements of the legal acquirer, Balqon Corporation (formerly, BMR Solutions, Inc.).

In connection with the Merger Transaction, we issued an aggregate of 23,908,348 shares of our common stock to the shareholders of Balqon California.  In addition, the holders of warrants to acquire an aggregate of 2,614,180 shares of common stock of Balqon California were deemed to hold warrants to acquire an equal number of shares of our common stock upon completion of the Merger Transaction.  In connection with the Merger Transaction, we also issued under our 2008 Plan options to purchase an aggregate of 4,562,592 shares of our common stock to certain of our directors and employees who held options to purchase an equal number of shares of Balqon California’s common stock immediately prior to the completion of the Merger Transaction.  In connection with the consummation of the Merger Transaction, we cancelled 6,377,500 shares of our issued and outstanding common stock held by certain of our stockholders such that concurrent with the closing of the Merger Transaction we had approximately 1,400,000 shares of common stock issued and outstanding.  See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Merger Transaction” for additional details on the Merger Transaction.

At the time of the closing of the Merger Transaction, we were engaged in the business of providing local delivery and transportation of mattresses, furniture and futons in Southern California.  Our current business is comprised solely of the business of Balqon California.

Acquisition of Electric MotorSports, LLC

When we consummated the Merger Transaction, we acquired substantially all of the assets of EMS that Balqon California had acquired in September 2008.  In September 2008, Balqon California entered into an agreement with EMS and its sole member, Robert Gruenwald, to acquire substantially all of the assets of EMS, including all intellectual property assets used in the development and manufacture of flux vector motor controllers.  At the time of the acquisition, EMS had been engaged in developing, designing and manufacturing flux vector motor controllers within the automotive and material handling equipment industries since 1997.  As a result of this acquisition, Balqon California acquired proprietary technology and designs that we currently use in our heavy-duty electric vehicles. Since its inception in 1997, EMS has sold over 250 flux vector motor controllers for use in applications including industrial conveyor systems, electric buses, delivery trucks, a monorail system and mining vehicles.  EMS sold products primarily to OEMs of electric buses, mining vehicles and specialty automotive vehicles. We believe that the acquisition of EMS’s technology and knowhow provides us with the ability to further develop, market and sell flux vector motor controllers for use in heavy-duty applications.

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

Revenues

Contract Revenue and Cost Recognition on Prototype Vehicles.  In accounting for contracts, we recognize revenues using the percentage-of-completion method of accounting by relating contract costs incurred to date to the total estimated costs at completion.  This method is used because management considers costs to be the best available measure of progress on its contracts.  Contract losses are provided for in their entirety in the period that they become known, without regard to the percentage-of-completion.  We also recognize as revenues costs associated with claims and unapproved change orders to the extent it is probable that such claims and change orders will result in additional contract revenue, and the amount of such additional revenue can be reliably estimated.

Contract costs include all direct material and labor costs.  The liability “Billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues earned.

Sales of Production Units and Parts.  We recognize revenue from the sale of completed production units and parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment of our product or delivery of the product to the destination specified by the customer.

We determine whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when we place the products with the buyer’s carrier.  We regularly reviews our customers’ financial positions to ensure that collectability is reasonably assured.  Except for warranties, we have no post-sales obligations.

Product Warranties

We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale.  We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of December 31, 2009, we had no warranty reserve nor did we incur warranty expenses during the years ended December 31, 2009 or 2008.

Stock-Based Compensation

We periodically issue stock instruments, including shares of our common stock, stock options and warrants to purchase shares of our common stock to employees and non-employees in non-capital raising transactions for services and for financing costs.

We adopted “Accounting for Stock-Based Compensation,” effective January 1, 2006, and are using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) for all awards granted to employees prior to the effective date that remain unvested on the effective date. We account for stock option and warrant grants issued and vesting to non-employees whereby the fair value of the stock compensation is based on the measurement date as determined at either (i) the date at which a performance commitment is reached, or (ii) at the date at which the necessary performance to earn the equity instrument is complete.

We estimate the fair value of stock options and warrants using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options. Projected data related to the expected volatility of stock options is based on the average volatility of the trading prices of comparable companies and the expected life of stock options is based upon the average term and vesting schedules of the options. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

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

Management tests goodwill for impairment at the reporting unit level.  We only have one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital, or WACC, methodology. The WACC methodology considers market and industry data as well as Balqon-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Balqon-specific historical and projected data, develops growth rates and cash flow projections for Balqon.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to our total market capitalization. The discounted cash flow valuation methodology and calculations will be used in 2009 impairment testing.  Our first impairment test of the goodwill and trade secrets we acquired from EMS was conducted during the fourth quarter of 2009.  This impairment test did not indicate that the goodwill and trade secrets we acquired from EMS were impaired as of December 31, 2009.

We review intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of an asset exceeds its undiscounted cash flows, we write-down the carrying value of the intangible asset to its fair value in the period identified.  If the carrying value of assets is determined not to be recoverable, we record an impairment loss equal to the excess of the carrying value over the fair value of the assets.  Our estimate of fair value is based on the best information available to us, in the absence of quoted market prices.  We generally calculate fair value as the present value of estimated future cash flows that we expect to generate from the asset using a discounted cash flow income approach as described above.  If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

Impairment of Long-Lived Assets

The Financial Accounting Standards Board, or FASB, has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of our long lived assets at December 31, 2009 or 2008.

Income Taxes

We recognize income taxes for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets are recognized for the future tax consequences of transactions that have been recognized in our financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

Results of Operations

We have based our financial statements on the assumption of our operations continuing as a going concern.  As of December 31, 2009, we had a working capital deficiency of $1,563,117, an accumulated deficit of $11,036,260 and reported a net loss for the year ended December 31, 2009 of $3,015,405, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which are expected to help provide us with the liquidity necessary to meet operating expenses.  During July, September and October 2008, Balqon California raised approximately $1,885,000 in connection with private placements of convertible promissory notes, common stock and warrants.  During December 2008, we raised $210,000 in connection with a private placement of our common stock and warrants. During March 2009 and June 2009, we raised an aggregate of $1,000,000 in connection with a private placement of convertible notes and warrants.

Between February 5, 2010 and March 31, 2010, we raised $1,300,000 in connection with a private placement of convertible notes and warrants.  Over the longer-term, we plan to achieve profitability through our operations from the sale of our heavy-duty electric vehicles and drive systems.  Our financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

The tables presented below, which compare our results of operations for 2008 and 2009, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Years Ended December 31,
	2009	2008	Favorable (Unfavorable)	Favorable (Unfavorable)	2009	2008
Net revenues	$3,598,752	$203,660	$3,395,092	1,667%	100%	100%
Cost of revenues	3,488,797	138,053	(3,350,744)	(2,427)%	97%	68%
Gross profit	109,955	65,607	(44,348)	(68)%	3%	32%
Operating and interest expenses	3,125,360	7,998,888	4,873,528	61%	87%	3,928%
Net loss	$(3,015,405)	$(7,933,281)	$4,917,876	62%	(84)%	(3,895)%

Net Revenues.  The increase in net revenues in 2009 is a direct result of the ramp up of our business in 2009 during which sales of our vehicles and parts increased by $3,148,798 over 2008.  We also increased our contract revenues by $246,294 largely from progress work toward completion of the AQMD Agreement and the Lithium-ion Grant.

Gross Profit.  The increase in cost of revenues in 2009 was largely due to increased costs associated with the ramp up of our business.  Our 2009 gross profit margin of 3% is comprised of a 10% gross margin on the vehicle materials costs, offset by 5% direct labor and 2% manufacturing overhead costs.  In 2008, our gross profit margin was 32%, and was comprised of 46% gross margin on the progress work completed on the AQMD Development Agreement combined with an 8% profit margin associated with the sale of a battery charger system in April 2008. The gross margin on products sold and to be sold under the City of Los Angeles Agreement was relatively low due to higher than anticipated material and freight costs associated with a lower than anticipated production volume.  We anticipate that our gross profit margin will be approximately 18% of net revenues for 2010 based on current cost data for the remaining 11 electrical vehicles that must be delivered under the City of Los Angeles Agreement, and the pricing of orders we expect to receive during 2010.

Operating and Interest Expenses.  The decrease in operating and interest expenses in 2009 was primarily due to a $4,371,816 decrease in general and administrative expenses.  This decrease is attributable to a $5,940,713 decrease in fair value of stock based compensation in 2008 as compared to 2009 due to us not issuing any stock based compensation in 2008, offset by a $1,568,897 net increase in other general and administrative expenses incurred during 2009 due to the increased volume of business activity.  In addition, we incurred legal and consulting expenses relating to the Merger Transaction of $414,384 in 2008.

Our research and development expenses for 2009 and 2008 were $167,195 and $44,023, respectively.  The increase in research and development expenses in 2009 is reflective of a full year of research and development expenses as compared to only four months of such expenses in 2008.  This increase is also attributable to expenses associated with the employment of our vice president of research and development in September 2008.

In 2009, we experienced a $70,268 increase in depreciation and amortization expense.  This increase was due to the fact that we reported a full year of amortization of the trade secrets we acquired from EMS in 2009 as compared to reporting four months of amortization in 2008.

Interest expense decreased by $280,768 in 2009.  This decrease is comprised of a $377,237 decrease in beneficial conversion feature interest cost offset by $96,509 of other interest expense incurred in connection with our $10% unsecured convertible promissory notes issued during 2009 and interest incurred on the funds we borrowed under our credit facility with Bridge Bank.

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

Liquidity and Capital Resources

During 2009 and 2008, we funded our operations primarily with cash flow from financing activities, which included the issuance of secured and unsecured debt and the issuance of equity securities.  As of December 31, 2009, we had a working capital deficiency of $1,563,117 as compared to working capital of $194,073 at December 31, 2008.  At December 31, 2009 and 2008 we had an accumulated deficit of $11,036,260 and $8,020,855, respectively, and cash and cash equivalents of $118,635 and $355,615, respectively.

During 2009, under the terms of the City of Los Angeles Agreement, we were issued an advance in the amount of $1,159,601 against a purchase order for 25 electric vehicles issued under the City of Los Angeles Agreement.

Our available capital resources at December 31, 2009 consisted primarily of approximately $118,635 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities in 2009 was $1,188,756 as compared to $1,328,569 of cash used in operating activities for 2008, and includes a net loss of $3,015,405, depreciation and amortization of $100,104, amortization of note discount of $209,510 and changes in operating assets and liabilities of $1,517,035.  Material changes in asset and liabilities at December 31, 2009 as compared to December 31, 2008 that affected these results include:

•	an increase in accounts receivable of $167,925;
•	a decrease in inventory of $156,853;
•	a decrease in deposits of $19,241;
•	a net increase in accounts payable and accrued expenses of $361,581; and
•	an increase in customer deposits of $1,159,601.

Cash used in investing activities totaled $70,640 for 2009 as compared to $336,068 of cash used in investing activities for 2008.

Cash provided by financing activities totaled $1,022,416 for 2009 as compared to $2,020,218 for 2008.

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

In June 2008, Balqon California issued 2,916,725 shares of common stock and warrants to purchase 729,180 shares of common stock to Marlin Financial in consideration of business strategy and financial advisory services rendered to Balqon California.  In consideration of such issuance, Marlin Financial Group, Inc. acted as a finder in connection with the private placement offerings completed in September 2008 and October 2008.

In December 2008, we raised an aggregate of $210,000 through the issuance of 210,000 shares of common stock to ten accredited investors.  In connection with this offering, we also issued three-year warrants to purchase an aggregate of 210,000 shares of common stock at an exercise price of $1.50 per share.

During March 2009 and June 2009, we raised an aggregate of $1,000,000 through the issuance of convertible notes to 34 accredited investors.  The convertible notes are convertibles into an aggregate of 1,000,000 shares of our common stock.  In connection with this offering, we also issued three-year warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.50 per share.

Between February 5, 2010 and March 30, 2010, we raised an aggregate of $1,300,000 through the issuance of convertible notes to 7 accredited investors.  The convertible notes are convertibles into an aggregate of 1,733,329 shares of our common stock.  In connection with this offering, we also issued three-year warrants to purchase an aggregate of 1,733,329 shares of common stock at an exercise price of $0.50 per share.

We are obligated under registration rights agreements related to above described private placement to file a registration statement with the SEC, registering for resale the shares of common stock underlying the convertible notes and warrants issued in the private placement transactions consummated between March 2009 and March 2010.

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association, or the Bridge Bank Agreement.  The Bridge Bank Agreement, as amended to date,  provides us with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000.

The credit facility is formula-based and generally provides that the outstanding borrowings under the credit facility may not exceed an aggregate of 80% of eligible accounts receivable.  We must immediately pay any advance made under the credit facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  Interest on the credit facility is payable monthly.  As of December 31, 2009, eligible accounts receivable was $167,925 and availability under the credit facility was $6,190.

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

Our plan of operations for the next 12 months includes completion and delivery of the remaining heavy-duty electric vehicles under the City of Los Angeles Agreement, together with associated equipment including batteries and chargers. We also expect to receive additional orders for our products over the next 12 months. We expect that the anticipated gross margin from the sales of these products will provide additional liquidity and capital resources.  Our ability to increase the number of orders for our products and/or to achieve sufficient gross margin through the sale of products to provide us with meaningful additional liquidity and capital resources is subject to, among other things, the effect of the current global economic crisis and our ability to raise additional capital.  See “Item 1A. Risk Factors.”

During 2010, we expect to incur approximately $500,000 in research and development expenses. We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment.

We presently have 15 employees and expect to hire additional personnel to meet production demands of increased product sales. Until these new sales materialize, our present staff is sufficient to meet our current operational plan.

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.  As indicated above, our consolidated financial statements as of December 31, 2009 and for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in notes to our consolidated financial statements included in this report, we have suffered recurring losses from operations and at December 31, 2009 we had an accumulated deficit of $11,036,260.  These factors, among others, raised substantial doubt about our ability to continue as a going concern and, with respect to our financial position on December 31, 2009, led our independent registered public accounting firm to include in their report an explanatory paragraph related to our ability to continue as a going concern. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Backlog

As of March 26, 2010, we had a backlog of approximately $2,587,020.  Our backlog includes a contract to produce and deliver six electric yard tractors and five electric short-haul tractors (and associated equipment), flux vector motor controllers, drive systems and battery modules. We believe that products in our backlog will be shipped by December 31, 2010.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of GAAP.  The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  The Codification is effective for interim and annual reporting periods ending after December 15, 2009.  Therefore, beginning with the quarter ending December 31, 2009, all references made to GAAP in our financial statements now use the new Codification numbering system.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our financial statements.

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted.  Under the new guidance, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the currently existing software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  We believe that the adoption of this new guidance will not have a material impact on our financial statements.

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

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009 our internal control over financial reporting were effective.

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

Item 9B.  Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names, ages and positions held by our directors and executive officers as of March 23, 2010 and their business experience are as follows:

Name	Age	Positions Held
Balwinder Samra(1)(2)	48	President, Chief Executive Officer and Chairman of the Board
Robert Miranda	57	Chief Financial Officer
Henry Velasquez(1)	33	Vice President Engineering and Director
Robert Gruenwald	51	Vice President Research and Development
Amarpal Singh Samra(1)(2)	49	Director
__________________________
(1)	Member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

(2)	There are no family relationships among our executive officers and directors, except that Balwinder Samra is the brother of Amarpal Singh Samra.

Balwinder Samra was appointed as our President, Chief Executive Officer, Chairman of the Board and a director in connection with the consummation of the Merger Transaction.  Mr. Samra was the President, Chief Executive Officer and Chairman of the Board of Balqon California from May 2005 to the closing of the Merger Transaction.  Prior to that, Mr. Samra was president and chief executive officer of EVI, a leading manufacturer of electric buses, trucks and trailers.  From 1991 to 2000, Mr. Samra was Corporate Vice President of Taylor-Dunn Manufacturing, a leading manufacturer of electric industrial vehicles and tow tractors.  At Taylor-Dunn, Mr. Samra was responsible for worldwide marketing, dealer sales and operations.  Mr. Samra’s experience as our President and Chief Executive Officer combined with over 20 years of previous experience in senior management positions at other companies within the electric vehicle industry gives him unique insights into our challenges, opportunities and operations. Mr. Samra’s extensive experience in the electric vehicle industry qualifies him to serve as a director of Balqon.  Mr. Samra holds a B.S. degree in Chemistry from Punjab University, India.

Robert Miranda was appointed as our Chief Financial Officer in connection with the consummation of the Merger Transaction.  From October 2008 to the closing of the Merger Transaction, Mr. Miranda served as Chief Financial Officer of Balqon California.  Since October 2007, Mr. Miranda has been the managing director of Miranda & Associates, a professional accountancy corporation.  From March 2003 through October 2007, Mr. Miranda was a Global Operations Director at Jefferson Wells, where he specialized in providing Sarbanes-Oxley compliance reviews for public companies.  Mr. Miranda was a national director at Deloitte & Touche where he participated in numerous audits, corporate finance transactions, mergers, and acquisitions.  Mr. Miranda is a licensed Certified Public Accountant and has over 35 years of experience in accounting, including experience in Sarbanes-Oxley compliance, auditing, business consulting, strategic planning and advisory services.  Mr. Miranda holds a B.S. degree in Business Administration from the University of Southern California, a certificate from the Owner/President Management Program from the Harvard Business School and membership in the American Institute of Certified Public Accountants.

Henry Velasquez was appointed as our Vice President Engineering and a director in connection with the consummation of the Merger Transaction.  From October 2008 to the closing of the Merger Transaction, Mr. Velasquez was Vice President Engineering and a member of the board of directors of Balqon California.  From January 2007 to August 2008 Mr. Velasquez was a Senior Engineer at Honda Access America.  From October 2000 to January 2007, Mr. Velasquez was an Engineer at Snugtop.  Mr. Velasquez has over 10 years of experience in designing mechanical components, chassis and suspension systems for trucks, buses, trailers and utility vehicles.  Mr. Velasquez has been awarded one United States patent related to composite body designs for pickup trucks.  Mr. Velasquez’s experience in vehicle design and his contacts with large automotive suppliers provides us with strategic insights into the global supply chain of automotive components. His extensive experience in engineering and manufacturing at various automotive and industrial companies qualifies him to serve as director of Balqon.  Mr. Velasquez holds a B.S. degree in Mechanical Engineering from Loyola Marymount University, Los Angeles, California.

Robert Gruenwald was appointed as our Vice President Research and Development in connection with the consummation of the Merger Transaction.  From 1997 to 2008, Mr. Gruenwald served as the President and Chief Engineer of EMS, where he designed and manufactured flux vector motor controllers for electric vehicles used in a variety of industries.  From 1991 to 2000, Mr. Gruenwald served as the Manager of Product Development for Magnetek, where he was involved with the design and development of electric vehicles and electric vehicle components and software.  Mr. Gruenwald also served as a senior electrical controls engineer for H-K Systems and an electrical designer for Procter & Gamble.  Mr. Gruenwald has 30 years of experience in electrical engineering and design.  Mr. Gruenwald has been named an inventor on four United States patents related to hybrid electric vehicles.  Mr. Gruenwald holds an A.S. degree in Electrical Engineering Technology from the University of Cincinnati.

Amarpal Singh Samra was appointed a director in connection with the consummation of the Merger Transaction.  From May 2005 to the closing of the Merger Transaction, Mr. Samra served as a member of the board of directors of Balqon California.  Since August 2008, Mr. Samra has been employed by Gemidis, a company that develops liquid crystal on silicon for television images.  From April 1999 to October 2005, Mr. Samra was the Senior Vice President and General Manager – Global Business Unit for Infocus, a company that develops data video projectors.  Mr. Samra’s experience in senior management positions at publicly traded companies combined with his extensive business experience in leading and directing large businesses in Europe and Asia provides us with judgment and risk assessment skills that are essential as we execute our business plan and develop global relationships. Mr. Samra’s skills in business and financial matters and his experience in senior management positions in public companies qualifies him to serve as director of Balqon.

Term of Office and Family Relationships

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among our executive officers, directors and director nominees, except that Balwinder Samra is the brother of Amarpal Singh Samra.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the year ended December 31, 2009 and Forms 5 and amendments thereto furnished us with respect to the year ended December 31, 2009, and written representations that no Form 5 is required, no person that was a reporting person during the year ended December 31, 2009, except for Robert Gruenwald and Marlin Financial Group, Inc., failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2009 or prior fiscal years.  Robert Gruenwald filed two late reports during 2009, a Form 3 and a Form 4, both of which reported a single transaction that was consummated on October 24, 2008.  Marlin Financial Group, Inc. filed one late report during 2009.  Marlin Financial Group filed a Form 4 on January 23, 2009 reporting three transactions that were reported as consummated in December 2008 (under Section 16 of the Exchange Act Marlin Financial Group, Inc. would have been required to file at least two separate Form 4s if the transactions had been reported on a timely basis).  In addition, Marlin Financial Group, Inc. did not file a Form 5 for the fiscal year ended December 31, 2009, and we have not received a written representation from Marlin Financial Group, Inc. stating that no Form 5 is required.

Composition of the Board of Directors

Our board of directors has responsibility for our overall corporate governance and meets regularly throughout the year.  Our Articles of Incorporation provide that our board of directors will be divided as equally as possible into three classes.  Our bylaws provide that our board of directors may fix the exact number of directors between one and fifteen.  Our board of directors has fixed the number of directors at three.  At each annual meeting of our stockholders, directors are to be elected for a term of three years to succeed those directors whose terms expire on that annual meeting date and our directors hold office until the third succeeding annual meeting of stockholders, until their successors are elected or until their earlier death, resignation or removal.

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

Our board of directors has adopted a Code of Ethics and Corporate Conduct that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers, or Codes of Ethics.  The Code of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002.  Our Codes of Ethics are available on our Internet website, located at http://www.balqon.com/about_us.php.

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

In October 2008 and again in October 2009, our board of directors determined that none of the directors are independent under these standards.  Mr. Balwinder Samra and Henry Velasquez are our Chief Executive Officer and Vice President Engineering, respectively. Mr. Amarpal Samra is the brother of Mr. Balwinder Samra.

Our board of directors intends to expand the number of directors to five and appoint at least two persons who qualify as “independent” under the current NASDAQ Marketplace Rules to our board of directors in the near future.

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

During 2009, our board of directors held one meeting.  Members of our board of directors and its committees consulted informally with management from time to time and acted at various times by written consent without a meeting during 2009.

It is our policy to invite and encourage our directors to attend our annual meetings.  All of our directors attended our annual meeting of stockholders held on October 23, 2009.

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

When considering the size and composition of our board during the evaluation of a potential candidate, our Nominating and Corporate Governance Committee examines, among other things, the following qualifications and skills of director candidates—their business or professional experience, their integrity and judgment, their records of public service, their ability to devote sufficient time to the affairs of the Company, the diversity of backgrounds and experience they will bring to our board and our needs. Our Nominating and Corporate Governance Committee also believes that all nominees should be individuals of substantial accomplishment with demonstrated leadership capabilities. Our Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in indentifying nominees for director.

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

Each of our non-employee directors is paid $6,000 per year for serving on the board of directors.  Our directors do not receive additional compensation for serving on the various committees of the board of directors.  Directors are reimbursed for certain reasonable documented expenses in connection with attendance at meetings of our board of directors and its committees.  Employee directors do not receive compensation in connection with their service as directors.

Director Compensation Table – 2009

The following table summarizes for the year ended December 31, 2009, the compensation awarded to or paid to, or earned by, Amarpal Samra, the only member of our board of directors who is not a named executive officer.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Amarpal Samra(1)	6,000	6,000
____________________________
(1)
In June 2008, Mr. Samra was granted 1,250,025 shares of common stock in consideration of business strategy consulting services rendered to Balqon California, which shares were converted into the same number of shares of our common stock in connection with the Merger Transaction.  As of December 31, 2009, Mr. Samra held 1,250,025 shares of our common stock.  In June 2008, Mr. Samra was issued options to purchase 312,507 shares of common stock to in consideration of business strategy consulting services rendered to Balqon California, which options were converted into options to purchase the same number of shares of our common stock under our 2008 Plan in connection with the Merger Transaction.  As of December 31, 2009, Mr. Samra held options to purchase 312,507 shares of our common stock.

Compensation of Executive Officers

Summary Compensation Table

The following table provides information concerning the compensation for the individual who served as our principal executive officer during the year ended December 31, 2009 and our two highest paid executive officers who were serving as an executive officer on December 31, 2009.  These three individuals are collectively referred to in this report as the “named executive officers.”

Name and Principal Position	Year		Salary ($)		Stock Awards ($)(2)	Option Awards ($)(2)	All other Compensation ($)(3)	Total ($)
Balwinder Samra President and Chief Executive Officer	2009 2008	(1)	250,000 212,205	(4)	— 332,910	— 539,614	— 1,500	250,000 1,086,229
Robert Miranda Chief Financial Officer	2009 2008	(1)	150,000 176,855	(5)(5)	— 100,000	— —	— —	150,000 276,855
Henry Velasquez Vice President Engineering and Director	2009 2008	(1)	150,000 71,712		— 333,340	— 40,471	— 1,500	150,000 474,023

(1)	Represents salary earned for services provided as an executive officer of Balqon California and Balqon Corporation.
(2)
The amount reflected in this column is the grant date fair value of the awards computed in accordance with FASB ASC Topic 718.  The grant date fair value of each grant is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for 2008:

2008
Dividend yield	0%
Expected volatility	58.43%
Risk-free interest rates	2.42%
Expected option life (in years)	3
Weighted-average exercise price per common share	$2.00
(3)	Represents fees earned for services provided as a member of our board of directors in 2008.
(4)	Of the $250,000 Mr. Samra earned in 2009 under the terms of his employment agreement, Mr. Samra was owed $206,141 in accrued salaries as of December 31, 2009.
(5)
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

If Mr. Samra’s employment terminates for good reason or other than as a result of due cause, incapacity, death or retirement, Mr. Samra will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a prorated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, he will be entitled to receive (i) a severance payment equal to (A) two times his then current annual salary and (B) two times the amount of the average incentive bonus paid during the two calendar years preceding the date of termination, (ii) all medical insurance benefits to which he was entitled immediately prior to the date of termination for a period of 18 months or the date that Mr. Samra’s continued participation in our medical insurance plan was not possible under the plan, whichever was earlier, and (iii) a lump-sum cash payment equal to 18 times the estimated monthly COBRA premiums at the time of termination (taking into account all known or anticipated premium increases) to be used by Mr. Samra to maintain his medical insurance coverage for an additional 18 months.  If our medical insurance plan does not allow Mr. Samra’s continued participation, then we will be required to pay to Mr. Samra, in monthly installments, the monthly premium or premiums for COBRA coverage, covering the 18-month period described in clause (ii) in the preceding sentence.

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

If Mr. Velasquez’s employment terminates for good reason or other than as a result of due cause, incapacity, death or retirement, Mr. Velasquez will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a prorated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, if Mr. Velasquez enters into a separation and release agreement with us, then he will be entitled to receive (i) a severance payment equal to two times his then current annual salary, (ii) all medical insurance benefits to which he was entitled immediately prior to the date of termination for a period of 18 months or the date that Mr. Velasquez’s continued participation in our medical insurance plan was not possible under the plan, whichever was earlier, and (iii) a lump-sum cash payment equal to 18 times the estimated monthly COBRA premiums at the time of termination (taking into account all known or anticipated premium increases) to be used by Mr. Velasquez to maintain his medical insurance coverage for an additional 18 months.  If our medical insurance plan does not allow Mr. Velasquez’s continued participation, then we will be required to pay to Mr. Velasquez, in monthly installments, the monthly premium or premiums for COBRA coverage, covering the 18-month period described in clause (ii) in the preceding sentence.

Issuances of Stock Options Under our 2008 Plan

In June 2008, in consideration of services provided to Balqon California, Balqon California issued options to purchase 4,166,751 shares of Balqon California’s common stock to Balwinder Samra and options to purchase 83,334 shares of common stock to Henry Velasquez.  These options vested immediately upon grant.  In connection with the Merger Transaction, all outstanding options to purchase shares of Balqon California’s common stock were converted into options to purchase shares of our common stock under our 2008 Plan.  The material features of our 2008 Plan are described below in Part III – Item 12 of this Annual Report under the heading “— 2008 Stock Incentive Plan” and in Note 10 to our financial statements for the year ended December 31, 2009.

Outstanding Equity Awards At Fiscal Year-End – 2009

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2009.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholder Table

The following table sets forth information with respect to the beneficial ownership of our voting stock as of March 23, 2010, the date of the table, by:

•	each person known by us to beneficially own more than 5% of the outstanding shares any class of our voting stock;
•	each of our directors;
•	each of our executive officers identified at the beginning of the “Management” section of this report; and
•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.  To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them.  Except as indicated by footnote, all shares of common stock underlying derivative securities, if any, that are currently exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding for the purpose of calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.  Percentage of beneficial ownership of our common stock is based on 25,718,348 shares of common stock outstanding as of the date of the table.

The address of each of the following stockholders, unless otherwise indicated below, is c/o Balqon Corporation, 1420 240th Street, Harbor City, California 90710.  The address for Marlin Financial Group, Inc. is 9812 Falls Road, Suite 114-198, Potomac, Maryland 20854. The address for 6th Street Investments, LLC is 5705 N. West Avenue, Fresno, CA 93711. Messrs. Balwinder Samra, Miranda, Velasquez and Gruenwald are executive officers of Balqon Corporation.  Messrs. Balwinder Samra, Velasquez and Amarpal Samra are directors of Balqon Corporation.  Amarpal Samra is the brother of Balwinder Samra.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Balwinder Samra	Common	21,166,661	(1)	70.83%
Robert Miranda	Common	166,666	(2)	*
Henry Velasquez	Common	416,674	(3)	1.61%
Robert Gruenwald	Common	250,000		*
Amarpal Singh Samra	Common	1,562,532	(4)	6.00%
Marlin Financial Group, Inc.	Common	2,609,239	(5)	9.86%
6th Street Investments, LLC	Common	2,666,664	(6)	9.39%
All directors and executive officers as a group (5 persons)	Common	23,495,867	(7)	77.64%
________________________
*	Less than 1%.
(1)	Includes 4,166,751 shares of common stock underlying options.
(2)
Includes 33,333 shares of common stock underlying convertible notes and 33,333 shares of common stock underlying warrants which Mr. Miranda acquired beneficial ownership of on February 10, 2010 through the Miranda & Associates, APC 401k Plan.

(3)	Includes 83,334 shares of common stock underlying options.
(4)	Includes 312,507 shares of common stock underlying options.
(5)	Includes 754,180 shares of common stock underlying warrants. Mark Levin has the power to vote and dispose of the shares beneficially held by Marlin Financial Group, Inc. as its president.
(6)
Includes 666,666 shares of common stock underlying convertible notes and 666,666 shares of common stock underlying warrants.  Also includes shares underlying a right to buy notes convertible into 666,666 shares of common stock and warrants exercisable into 666,666 shares of common stock on or before May 15, 2010.  Ryan Turner and Michael Rivera jointly hold the power to vote and dispose of the shares beneficially held by 6th Street Investments, LLC as its managers.

(7)	Includes 4,562,592 shares of common stock underlying options, 33,333 shares of common stock underlying convertible notes, and 33,333 shares of common stock underlying warrants.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,562,592(1)	$2.00	2,937,408(2)
Equity compensation plans not approved by security holders	—	—	—
Total	4,562,592		2,937,408
_______________
(1)
Represents shares of common stock underlying options that are outstanding under our 2008 Plan.  The material features of our 2008 Plan are described immediately below and in Note 10 to our financial statements for the year ended December 31, 2009.

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

Share Reserve

Initially, 7,500,000 shares of common stock are authorized for issuance under the 2008 Plan.  The 2008 Plan was adopted by our board of directors on October 24, 2008 and approved by our stockholders on October 23, 2009.  As of March 23, 2010, options to purchase 4,562,592 shares of common stock were issued and outstanding under the 2008 Plan.

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

To assure that the compensation attributable to one or more equity awards under the Stock Issuance Program will qualify as performance-based compensation that will not be subject to the $1.0 million limitation on the income tax deductibility of the compensation paid per covered executive officer imposed under Internal Revenue Code Section 162(m), the Compensation Committee will also have the discretionary authority to structure one or more equity awards under the Stock Issuance Program so that the shares subject to those particular awards will vest only upon the achievement of certain pre-established corporate performance goals. Goals may be based on one or more of the following criteria: (i) return on total stockholders’ equity; (ii) net income per share; (iii) net income or operating income; (iv) earnings before interest, taxes, depreciation, amortization and stock-based compensation costs, or operating income before depreciation and amortization; (v) sales or revenue targets; (vi) return on assets, capital or investment; (vii) cash flow; (viii) market share; (ix) cost reduction goals; (x) budget comparisons; (xi) implementation or completion of projects or processes strategic or critical to our business operations; (xii) measures of customer satisfaction; (xiii) any combination of, or a specified increase in, any of the foregoing; and (xiv) the formation of joint ventures, research and development collaborations, marketing or customer service collaborations, or the completion of other corporate transactions intended to enhance our revenue or profitability or expand our customer base; provided, however, that for purposes of items (ii), (iii) and (vii) above, the Compensation Committee may, at the time the equity awards are made, specify certain adjustments to those items as reported in accordance with GAAP, which will exclude from the calculation of those performance goals one or more of the following: certain charges related to acquisitions, stock-based compensation, employer payroll tax expense on certain stock option exercises, settlement costs, restructuring costs, gains or losses on strategic investments, non-operating gains, certain other non-cash charges, valuation allowance on deferred tax assets, and the related income tax effects, purchases of property and equipment, and any extraordinary non-recurring items as described in Accounting Principles Board Opinion No. 30 or its successor, provided that those adjustments are in conformity with those reported by us on a non-GAAP basis. In addition, performance goals may be based upon the attainment of specified levels of our performance under one or more of the measures described above relative to the performance of other entities and may also be based on the performance of any of our business groups or divisions thereof or any parent or subsidiary. Performance goals may include a minimum threshold level of performance below which no award will be earned, levels of performance at which specified portions of an award will be earned, and a maximum level of performance at which an award will be fully earned. The Compensation Committee may provide that, if the actual level of attainment for any performance objective is between two specified levels, the amount of the award attributable to that performance objective shall be interpolated on a straight-line basis.

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

Accounting Treatment

Pursuant to GAAP, we are required to recognize all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, in our financial statements effective January 1, 2006. Accordingly, stock options that are granted to our employees and non-employee board members will have to be valued at fair value as of the grant date under an appropriate valuation formula, and that value will have to be charged as stock-based compensation expense against our reported GAAP earnings over the designated vesting period of the award. Similar option expensing will be required for any unvested options outstanding on January 1, 2006, with the grant date fair value of those unvested options to be expensed against our reported earnings over the remaining vesting period. For shares issuable upon the vesting of restricted stock units awarded under the 2008 Plan, we will be required to expense over the vesting period a compensation cost equal to the fair market value of the underlying shares on the date of the award. If any other shares are unvested at the time of their direct issuance, the fair market value of those shares at that time will be charged to our reported earnings ratably over the vesting period. This accounting treatment for restricted stock units and direct stock issuances will be applicable whether vesting is tied to service periods or performance goals. The issuance of a fully-vested stock bonus will result in an immediate charge to our earnings equal to the fair market value of the bonus shares on the issuance date.

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

In October 2008 and again in October 2009, our board of directors determined that none of our directors are independent under these standards.  Mr. Balwinder Samra and Henry Velasquez are our Chief Executive Officer and Vice President Engineering, respectively. Mr. Amarpal Samra is the brother of Mr. Balwinder Samra.

Our board of directors intends to expand the number of directors to five and appoint at least two persons who qualify as “independent” under the current NASDAQ Marketplace Rules to our board of directors in the near future.

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

Merger Transaction

Pursuant to the Merger Transaction we issued to the shareholders of Balqon California an aggregate of 23,908,348 shares of our common stock upon conversion of the same number of shares of Balqon California’s common stock.  The 1:1 exchange ratio was determined by arms-length negotiations between Balqon Corporation (formerly, BMR Solutions, Inc.) and Balqon California and was not based on any particular valuation or other financial data with respect to either company or a comparison of comparable companies or transactions. We did not issue any shares of our common stock to our then existing shareholders at the time of the closing of the Merger Transaction, except for shares issued to those shareholders who at that time were also shareholders of Balqon California.  As of the date of this proxy statement, the shareholders of Balqon California (including the shares now held by those shareholders who at that time of the Merger Transaction were our shareholders and also shareholders of Balqon California) own approximately 96% of our outstanding common stock.

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

At the closing of the Merger Transaction five of shareholders who held shares of our common stock immediately prior to the closing of the Merger Transaction, Anderson Hinsch, Thomas Chen, Ryan Neely, Michael Muellerleile and Jeffrey M. Hoss, were issued an aggregate of 565,123 shares of our common stock upon conversion of the same number of shares of Balqon California’s common stock that they held immediately prior to the closing of the Merger Transaction.  At the closing of the Merger Transaction, we also issued to these five shareholders warrants to purchase an aggregate of 550,000 shares of our common stock upon conversion of warrants to purchase shares the same number of shares of Balqon California that they held immediately prior to the closing of the Merger Transaction.  Immediately prior to the closing of the Merger Transaction, these five shareholders held an aggregate of 325,000 shares of our common stock and warrants to purchase an aggregate of 144,598 shares of our common stock.  As of March 23, 2010, to our knowledge, these five shareholders hold an aggregate of 890,291 shares of our common stock comprised of (i) the 325,000 shares of our common stock they held immediately prior to the closing of the Merger Transaction and (ii) the 565,123 shares of our common stock they were issued in connection with the Merger Transaction.  As of March 23, 2010, these five shareholders also hold warrants to purchase an aggregate of 694,598 shares of our common stock, comprised of (i) warrants to purchase an aggregate of 96,400 shares of our common stock they held immediately prior to the closing of the Merger Transaction and (ii) warrants to purchase an aggregate of 550,000 shares of our common stock that they were issued in connection with the Merger Transaction.

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

In connection with the Merger Transaction we also issued to Marlin Financial Group, Inc. 2,916,725 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Marlin Financial Group, Inc. and warrants to purchase 729,180 shares of our common stock upon the conversion of warrants to purchase shares the same number shares of common stock of Balqon Corporation.  One-third of the warrants have an exercise price of $1.50 per share and expire on June 30, 2010, one-third of the warrants have an exercise price of $2.00 per share and expire on June 30, 2011, and one-third of the warrants have an exercise price of $2.50 per share and expire on June 30, 2012.  As a result of the Merger Transaction, Marlin Financial Group, Inc. became the beneficial owner of more than 5% of our common stock.

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

If Mr. Gruenwald’s employment terminates for good reason or other than as a result of due cause, incapacity, death or retirement, Mr. Gruenwald will be entitled to his salary through the end of the month in which termination occurs plus credit for accrued vacation, and a prorated incentive bonus, if eligible, for the fiscal year during which termination occurred. In addition, under those circumstances, if Mr. Gruenwald enters into a separation and release agreement with us, then he will be entitled to receive (i) a severance payment equal to two times his then current annual salary, (ii) all medical insurance benefits to which he was entitled immediately prior to the date of termination for a period of 18 months or the date that Mr. Gruenwald’s continued participation in our medical insurance plan was not possible under the plan, whichever was earlier, and (iii) a lump-sum cash payment equal to 18 times the estimated monthly COBRA premiums at the time of termination (taking into account all known or anticipated premium increases) to be used by Mr. Gruenwald to maintain his medical insurance coverage for an additional 18 months.  If our medical insurance plan does not allow Mr. Gruenwald’s continued participation, then we will be required to pay to Mr. Gruenwald, in monthly installments, the monthly premium or premiums for COBRA coverage, covering the 18-month period described in clause (ii) in the preceding sentence.

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

Balqon Corporation’s Transactions Prior to the Consummation of the Merger Transaction

From 2001 to May 2006, Brian Mirrotto, our former director and executive officer, provided approximately 100 square feet of office space to us at no charge. The fair market value of that space was approximately $100 per month.

In November 2001, we issued 2,000,000 shares of our common stock to Brian Mirrotto, our former director and executive officer.  These shares were issued in exchange for services and expenses of $2,000 related to our incorporation, or $0.001 per share.  Additional compensation expense of $38,000 was recognized to reflect the fair market value of the shares issued as of the date of issuance, which was $0.02 per share.

In June 2006, we financed the purchase of a vehicle with a loan totaling $28,514 secured by the purchased vehicle.  Marla Andre and K. John Shukur, our former directors and executive officers, jointly and severally guaranteed repayment the loan.

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

Mark Andre, our former director and executive officer, is the brother-in-law of John Danna, an owner of one of our major customers prior to the Merger Transaction.

In September 2006, we paid $2,500 to Michael Andre, the father of Mark Andre, our former executive officer and director, for website development services.

Balqon California’s Transactions Prior to the Consummation of the Merger Transaction

During the fiscal years ended December 31, 2006 and 2007, Balwinder Samra loaned $943 and $56,477, respectively, to Balqon California to fund its operations.  Between January 1, 2008 and September 30, 2008, Mr. Samra loaned an additional $1,957 to Balqon California to help fund its operations.  These no interest loans were recorded as “Advances from Shareholder” on Balqon California’s financial statements.  The largest aggregate amount of principal outstanding on these loans during the years ended December 31, 2008 was $57,420.  During the fiscal year ended December 31, 2008, we paid $22,543 in principal under the loans provided by Mr. Samra.  The largest aggregate amount of principal outstanding on these loans during the years ended December 31, 2009 was $34,877.  As of March 23, 2010, $5,018 in principal was outstanding under these loans. During the fiscal year ended December 31, 2009, we paid $29,859 in principal under the loans provided by Mr. Samra.

Between January 1, 2008 and September 30, 2008, Miranda & Associates, a professional accountancy corporation wholly-owned by Robert Miranda, our chief financial officer, was paid a total of $38,000 in consulting fees in consideration of accounting and advisory services. As of September 30, 2008, Miranda & Associates was owed $19,875for accounting and advisory services rendered.

In June 2008, Balqon California issued options to purchase 4,166,751 shares of common stock to Balwinder Samra in consideration of services rendered.  The fair value of the options was determined to be $539,614.

In June 2008, Balqon California issued 333,340 shares of common stock and options to purchase 83,334 shares of common stock to Henry Velasquez in consideration of engineering and design consulting services rendered.  The value of the common stock was determined to be $333,340 and the fair value of the options was determined to be $10,792.

In June 2008, Balqon California issued 1,250,025 shares of common stock and options to purchase 312,507 shares of common stock to Amarpal Samra in consideration of business strategy consulting services rendered.  The value of the common stock was determined to be $1,250,025 and the fair value of the options was determined to be $40,471.

In June 2008, pursuant to a certain Stock and Warrant Purchase Agreement, dated August 28, 2008, Balqon California issued 2,916,725 shares of common stock and warrants to purchase 729,180 shares of common stock to Marlin Financial in consideration of business strategy and financial advisory services rendered.  The value of the common stock was determined to be $2,916,725 and the fair value of the warrants was determined to be $94,432.  On March 30, 2009 we entered into Amendment No. 1 to Stock and Warrant Purchase Agreement with Marlin Financial Group, Inc. pursuant to which we revised certain terms of the warrants issued to Marlin Financial Group, Inc.  On May 20, 2010, we entered into Amendment No. 2 to Stock and Warrant Purchase Agreement with Marlin Financial Group, Inc. pursuant to  which we agreed with Marlin Financial Group, Inc. to terminate a contractual agreement between us and Marlin Financial Group, Inc. which restricted the ability of Marlin Financial Group, Inc. to dispose of or transfer our securities.  We and Marlin Financial Group, Inc. agreed to terminate this provision of the agreement due, in part, to the adverse tax consequences to Marlin Financial Group, Inc. associated with the change in valuation of the stock based compensation granted to Marlin Financial Group, Inc. as reflected in our financial statements.

In August 2008, Balqon California issued 100,000 shares of common stock to Robert Miranda, its then current Chief Financial Officer, in consideration of business strategy consulting services rendered.  The value of the common stock was determined to be $100,000.

In August 2008, Balqon California issued 250,000 shares of common stock to Robert Gruenwald in consideration of services provided.  The value of the common stock was determined be $250,000.

In August 2008, Balqon California issued 332,910 shares of common stock to Balwinder Samra in consideration of services rendered.  The value of the common stock was determined be $332,910.

On September 9, 2008, Balqon California entered into an Asset Purchase Agreement with EMS, and its sole member, Robert Gruenwald, to acquire substantially all of the assets of EMS, including all intellectual property assets used in the development and manufacture of flux vector motor controllers, for an aggregate purchase price of $350,000, of which $250,000 was paid in cash at closing and $100,000 was paid in the form of a promissory note issued to EMS.  The promissory note issued to EMS bares an interest rate of 5% per annum payable at maturity.  During the fiscal year ended December 31, 2008, we did not make any payments of principal or interest due under the promissory note to EMS.  The largest aggregate amount outstanding under the promissory note during the fiscal year ended December 31, 2009 was $100,000.  During the fiscal year ended December 31, 2009, we made principal payments of $75,000 on the promissory note issued to EMS.  The remaining principal balance of $25,000 and all accrued and unpaid interest under the note become due and payable on April 1, 2010.

On June 24, 2008, we issued a promissory note in the amount of $25,875 to Marlin Financial Group, Inc.  The promissory note issued to Marlin Financial Group, Inc. bares an interest rate of 6% per annum payable at maturity and became due and payable on December 6, 2008.  During the fiscal year ended December 31, 2008, we paid $25,000 in principal and did not make any interest payments due under the promissory note to Marlin Financial Group, Inc.  As of December 31, 2009, the $875 in principal that remained outstanding under the promissory note issued to Marlin Financial Group, Inc. had been written off.

Private Placements

In connection with a private placement transaction consummated on December 22, 2008, we issued to Marlin Financial Group, Inc. 25,000 shares of our common stock and warrants to purchase 25,000 shares of our common stock at an exercise price of $1.50.

In connection with a private placement transaction consummated on February 10, 2010, we issued to Miranda & Associates, APC 401(k) Plan an aggregate of $25,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 33,333 shares of our common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, we issued to Miranda & Associates, APC 401k Plan three-year warrants to purchase an aggregate of 33,333 shares of common stock at an exercise price of $0.50 per share.

Fees Paid to Miranda & Associates

Between September 30, 2008 and December 31, 2008, Miranda & Associates, a professional accountancy corporation wholly-owned by Robert Miranda, our chief financial officer, was paid a total of $113,790 in consulting fees in consideration of accounting and advisory services.  Miranda & Associates was paid a total of $357,863 in consulting fees in consideration of accounting and advisory services during the year ended December 31, 2009.  As of March 23, 2010, Miranda & Associates was owed $73,408 for accounting and advisory services rendered.

Item 14.  Principal Accounting Fees and Services.

Weinberg & Company, P.A.

The following table presents the aggregate fees billed to us for professional audit services rendered by Weinberg & Company, P.A., or Weinberg, for the years ended December 31, 2008 and 2009, respectively.  We appointed Weinberg as our independent registered public accounting firm on October 24, 2008.

	2008	2009
Audit Fees	$28,873	$176,505
Audit-Related Fees	18,242	—
Tax Fees	—	1,995
All Other Fees	—	—
Total	$47,115	$178,500

Audit Fees.  Consist of amounts billed for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K, and reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q and our Registration Statement on Form S-1, including amendments thereto.

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

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services.  The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year.  Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year.  Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services.  These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.  During 2009, all services performed by Weinberg were pre-approved by our Audit Committee in accordance with these policies and applicable SEC regulations.

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

2.3	Asset Purchase Agreement, dated September 9, 2008, by and between Electric MotorSports, LLC and Balqon California (7)(###)
3.1	Articles of Incorporation of the Registrant (3)
3.2	Bylaws of the Registrant (3)
4.1	Article Thirteenth of the Articles of Incorporation of the Registrant (contained in Exhibit 3.1 to this Registration Statement) (3)
4.2	Sections 2 and 6 of the Bylaws of the Registrant (contained in Exhibit 3.2 to this Registration Statement) (3)
4.3	Form of Warrants issued by Balqon California to certain security holders to purchase an aggregate of 500,000 shares of commons stock (subject to adjustment) (4)(##)
4.4	Form of Warrants issued by Balqon California to certain security holders to purchase an aggregate of 810,000 shares of common stock (subject to adjustment) (4)(##)
4.5	Form of Warrants issued by Balqon California to certain security holders to purchase an aggregate of 575,000 shares of common stock (subject to adjustment) (4)(##)
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
4.7
Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 184,598 shares of common stock (subject to adjustment) (one-third of these warrants were exercisable at an exercise price of $1.50 per share until October 14, 2009, one-third of these warrants are exercisable at an exercise price of $2.00 per share until October 14, 2010, and one-third of these warrants are exercisable at an exercise price of $2.50 per share until October 14, 2011) (4)(##)

4.8	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 210,000 shares of common stock (subject to adjustment) (5)
4.9
Form of 10% Unsecured Subordinated Convertible Promissory Notes issued to certain security holders in the aggregate principal amount of $1,000,000, which are convertible into an aggregate of 1,000,000 shares of our common stock (subject to adjustment) (7)

4.10	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment) (7)
4.10
Form of 10% Unsecured Subordinated Convertible Promissory Notes issued to certain security holders in the aggregate principal amount of $1,300,000, which are convertible into an aggregate of 1,733,329 shares of our common stock (subject to adjustment) (*)

4.11	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 1,733,329 shares of common stock (subject to adjustment) (*)
4.12	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 15,999 shares of common stock in consideration of finder services (subject to adjustment) (*)
10.1	Balqon Corporation 2008 Stock Incentive Plan (11)(#)
10.2	Form of Stock Option Agreement under 2008 Stock Incentive Plan (4)(#)
10.3	Form of Indemnification Agreement for officers and directors (4)(#)
10.4	Employment Agreement, dated October 24, 2008, by and between Balwinder Samra and the Registrant (4)(#)
10.5	Employment Agreement, dated October 24, 2008, by and between Henry Velasquez and the Registrant (4)(#)
10.6	Amended and Restated Registration Rights Agreement, dated September 15, 2008, by and between Balqon California and certain security holders (7)(##)
10.7	Registration Rights Agreement, dated September 15, 2008, by and between Balqon California and certain security holders (7)(##)
10.8	Registration Rights Agreement, dated October 24, 2008, by and between Balqon California and certain security holders (4)(##)
10.9
Registration Rights Agreement dated October 24, 2008, by and between the Registrant and certain security holders (which agreement related to the registration rights of stockholders holdings 1,400,000 shares of our common stock immediately prior to the Merger Transaction) (4)(##)

Exhibit Number	Description
10.10	Purchase Agreement, dated June 26, 2008, between the City of Los Angeles and Balqon California (8)(##)
10.11	Purchase and Service Agreement, dated May 15, 2008, between the South Coast Air Quality Management District and Balqon California (7)(##)
10.12
Lease Agreement for 1420 240th Street, Harbor City, California 90710, between Allan D. and Gloria G. Singer, Trustees for the U.D.T. Trust dated June 6, 1984 and Balqon California dated June 17, 2008 (8)(##)

10.13	Lease agreement, dated May 21, 2007, by and between 1701 E. Edinger, LLC, and Balqon California (8)(##)
10.14	First Modification to Lease, dated June 18, 2008, by and between 1701 E. Edinger, LLC, and Balqon California (4)(##)
10.15	Registration Rights Agreement, dated December 22, 2008, by and between the Registrant and certain security holders (5)
10.16	Business Financing Agreement, dated February 18, 2009, between Bridge Bank, National Association and the Registrant (6)
10.17	Business Financing Modification Agreement, dated February 26, 2009, between Bridge Bank, National Association and the Registrant (6)
10.18	Promissory Note, dated September 9, 2009, in the amount of $100,000, issued to Electric MotorSports, LLC (7)
10.19	Employment Agreement, dated October 24, 2008, by and between Robert Gruenwald and the Registrant (7)(#)
10.20	Agreement, dated May 2007, by and between the South Coast Air Quality Management District and Balqon California (7)
10.21	Stock and Warrant Purchase Agreement, dated August 28, 2008, by and between Marlin Financial Group, Inc. and Balqon California (8)
10.22	Amendment No. 1 to Stock and Warrant Purchase Agreement, dated March 30, 2009, by and between Marlin Financial Group, Inc. and the Registrant (7)
10.23	Amendment No. 2 to Stock and Warrant Purchase Agreement, dated May 20, 2009, by and between Marlin Financial Group, Inc. and the Registrant (8)
10.24	Converter Agreement, dated June 9, 2009, by and between Balqon Corporation and Autocar, LLC (9)
10.25	Business Financing Modification Agreement, dated effective August 4, 2009, by and between the Registrant and Bridge Bank, National Association (10)
10.26	Supplemental Agreement, dated October 6, 2009, by and between Balqon Corporation and Autocar, LLC. (12)
14.1	Code of Ethics (4)
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (4)

Exhibit Number	Description
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
________________________________
(*)	Filed as an exhibit to this Annual Report.
(#)	Management contract or compensatory plan, contract or arrangement.
(##) (###)
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

(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2008.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2008.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 19, 2006.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2009.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
(8)	Filed as an exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2009.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2009.
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission August 14, 2009.
(11)	Filed as Annex A to the Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on October 9, 2009.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009.

BALQON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Balqon Corporation
Santa Ana, California

We have audited the accompanying balance sheets of Balqon Corporation (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity (deficiency) and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Weinberg & Company, P.A.

Los Angeles, California
March 24, 2010

BALQON CORPORATION
BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$118,635	$355,615
Accounts receivable	167,925	—
Inventories	1,002,748	1,159,601
Prepaid expenses	53,382	43,020
Total current assets	1,342,690	1,558,236
Property and equipment, net	122,251	89,393
Other assets:
Deposits	14,400	33,641
Trade secrets, net	109,063	171,385
Goodwill	166,500	166,500

Total assets	$1,754,904	$2,019,155

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$1,587,388	$1,225,807
Customer deposit	1,159,601
Loan payable, Bridge Bank	128,150
Notes payable to related parties	25,000	100,875
Advances from shareholder	5,018	34,877
Billings in excess of costs and estimated earnings on uncompleted contracts	650	2,604
Total current liabilities	2,905,807	1,364,163

Convertible notes payable, net of discount	209,510	—

Total liabilities	3,115,317	1,364,163

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,518,348 shares issued and outstanding	25,518	25,518
Additional paid in capital	9,650,329	8,650,329
Accumulated deficit	(11,036,260)	(8,020,855)
Total shareholders’ equity (deficiency)	(1,360,413)	654,992

Total liabilities and shareholders’ equity (deficiency)	$1,754,904	$2,019,155

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008

REVENUES	3,598,752	203,660

COSTS OF REVENUES
Contract costs	359,350	69,078
Costs of vehicles and parts	3,129,447	68,975
Total cost of revenues	3,488,797	138,053
Gross profit	109,955	65,607

OPERATING EXPENSES
General and administrative	2,525,225	6,897,041
Research and development	167,195	44,023
Reverse merger expenses	—	414,384
Depreciation and amortization	100,104	29,836
Total operating expenses	2,792,524	7,385,284
Loss from operations	(2,682,569)	(7,319,677)
Interest expense	(332,836)	(613,604)

NET LOSS	$(3,015,405)	$(7,933,281)

Net loss per share – basic and diluted	$(0.12)	$(0.39)
Weighted average shares outstanding, basic and diluted	25,518,348	20,206,507

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock, $0.001 Par Value		Additional	Accumulated
	Number	Amount	Paid in Capital	Deficit	Total
Balance, January 1, 2008	16,667,000	$5,000	$—	$(87,574)	$(82,574)
Fair value of shares granted for services	5,333,000	5,333	5,327,667	—	5,333,000
Fair value of options and warrants granted for services	—	—	709,215	—	709,215
Fair value of beneficial conversion feature and warrants issued with convertible notes	—	—	586,747	—	586,747
Effect of reverse merger transaction	1,400,000	13,067	(13,067)	—	—
Shares issued for cash	785,000	785	707,753	—	708,538
Shares issued upon conversion of convertible notes	1,333,348	1,333	1,332,015	—	1,333,348
Net loss	—	—	—	(7,933,281)	(7,933,281)
Balance, December 31, 2008	25,518,348	25,518	8,650,329	(8,020,855)	654,992
Fair value of beneficial conversion feature and warrants issued with convertible notes	—	—	1,000,000	—	1,000,000
Net loss	—	—	—	(3,015,405)	(3,015,405)
Balance, December 31, 2009	25,518,348	$25,518	$9,650,329	$(11,036,260)	$(1,360,413)

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009		2008
Cash flow from operating activities:
Net loss		$(3,015,405)	$(7,933,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		100,104	29,836
Fair value of common stock granted for services		—	5,333,000
Fair value of options and warrants granted for services		—	709,215
Amortization of note discount		209,510	586,747
Changes in operating assets and liabilities:
Accounts receivable		(167,925)	35,000
Inventories		156,853	(1,159,601)
Prepaid expenses		(10,362)	(43,020)
Deposits		19,241	(14,400)
Accounts payable and accrued expenses		361,581	1,196,595
Customer advances		1,159,601	—
Billings in excess of costs and estimated earnings on uncompleted contracts		(1,954)	(68,660)
Net cash used in operating activities		(1,188,756)	(1,328,569)

Cash flows from investing activities:
Acquisition of furniture, equipment and software		(70,640)	(82,603)
Acquisition of EMS		—	(253,465)
Net cash used in investing activities		(70,640)	(336,068)

Cash flows from financing activities:
Net Proceeds from Bridge Bank loan		128,150
Proceeds from notes payable, related parties		—	25,875
Payment of notes payable, related parties		(75,875)	(25,000)
Proceeds from issuance of convertible notes, net		1,000,000	1,333,348
Proceeds from sale of common stock		—	708,538
Advances from shareholder		(29,859)	(22,543)
Net cash provided by financing activities		1,022,416	2,020,218
Increase (decrease) in cash and cash equivalents		(236,980)	355,581
Cash and cash equivalents, beginning of year		355,615	34
Cash and cash equivalents, end of year		$118,635	$355,615

Supplemental cash flow information
Interest Paid		$91,029	$26,857
Income taxes Paid		$—	$—

Supplemental non cash financing and investing activities
Note payable issued in connection with acquisition of EMS		$—	$100,000
Fair value of beneficial conversion feature and warrants issued with convertible notes		$1,000,000	$586,747
Conversion of notes payable to common stock	$		$1,333,348

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The Company develops, assembles and markets heavy-duty electric vehicles, flux vector motor controllers and heavy-duty electric drive systems.

Going Concern

For the year ended December 31, 2009, the Company had a net loss of $3,015,405 and utilized $1,188,756 cash in operations, and had an accumulated deficit of $11,036,260 at December 31, 2009.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.  The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months, as they relate to the production of its products will continue to be significant.  If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.  Subsequent to December 31, 2009, the Company raised an additional $1,300,000 through the sale of its convertible promissory notes (see note 12).

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Material estimates relate to the recognition of contract revenues and estimated costs to complete contracts in process, and recoverability of reported amounts of long-lived assets.  Actual results may differ from those estimates.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

Contract Revenue and Cost Recognition on Prototype Vehicles

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

The Company accounted for a grant from the City of Los Angeles (“City of Los Angeles Grant”) pursuant to current accounting guidelines, which provide that revenues for cost-reimbursement contract are recorded as costs are incurred and include estimated earned fees in the proportion that costs incurred to date bear to total estimated costs.

Sales of Production Units and Parts

The Company recognizes revenue from the sale of completed production units and parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment of the Company’s product or delivery of the product to the destination specified by the customer.

The Company determines whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when the Company places the products with the buyer’s carrier.  The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably assured.  Except for warranties, the Company has no post-sales obligations.

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale.  The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of December 31, 2009, the Company had no warranty reserve nor did it incur warranty expenses during the years ended December 31, 2009 or 2008.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer.  At December 31, 2009 and December 31, 2008, there was no allowance for doubtful accounts considered necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Inventories consist of the following:

	December 31, 2009	December 31, 2008
Raw materials	$948,583	$1,044,816
In-transit	54,165	114,785
Total	$1,002,748	$1,159,601

Property and Equipment

Property and equipment are stated at cost. The cost of property and equipment is depreciated on the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Machinery	3-5 years

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets (continued)

Management tests goodwill for impairment at the reporting unit level.  The Company has only one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment of the Company may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for the Company.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to the total market capitalization of the Company. The discounted cash flow valuation methodology and calculations was used in 2009 impairment testing.  The Company’s first measurement period was in the fourth quarter of 2009 and the Company determined that there were no indicators of impairment of its recorded goodwill or intangibles.

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Financial Accounting Standards Board (“FASB”) has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of the Company’s long lived assets during the years ended December 31, 2009 and 2008.  Based upon management’s assessment, there were no indicators of impairment of the Company’s long-lived assets at December 31, 2009 or December 31, 2008.

Income Taxes

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

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period.  Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive.  Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants.  As of December 31, 2008, common stock equivalents comprised of options exercisable into 4,562,592 shares of the Company’s common stock and warrant exercisable into 3,008,788 shares of the Company’s common stock.  As of December 31, 2009, common stock equivalents comprised of options exercisable into 4,562,592 shares of the Company’s common stock, warrants exercisable into 3,947,247 shares of the Company’s common stock and notes convertible into 1,000,000 shares of the Company’s common stock.  For the year ended December 31, 2009 and 2008, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Stock-Based Compensation

The Company periodically issues stock instruments, including shares of its common stock, stock options, and warrants to purchase shares of our common stock to employees and non-employees in non-capital raising transactions for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options to purchase shares of the Company’s common stock vest and expire according to the terms established at the grant date.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Assets and Liabilities Measured at Fair Value

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Financial assets recorded at fair value in the consolidated balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.  Authoritative guidance provided by the FASB defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3	Unobservable inputs based on the Company’s assumptions.

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

For the year ended December 31, 2008, contract revenue earned was from one development contract with the South Coast Air Quality Management District (“AQMD”).  For the year ended December 31, 2008, sale of parts were to one customer, the City of Los Angeles.

For the year ended December 31, 2009, 91% of total revenues were from one customer, the City of Los Angeles.

For the year ended December 31, 2008, 39%, 14% and 10%, respectively, of costs of revenue were to three vendors.  At December 31, 2008, accounts payable to the largest vendor represented 30% of total accounts payable balances. Accounts payable to other two largest vendors represented 52% and 13%, respectively, of total accounts payable at December 31, 2008.

For the year ended December 31, 2009, 20%, 18% and 10%, respectively, of costs of revenue were to three vendors.  At December 31, 2009, accounts payable to the largest vendor represented 12% of total accounts payable balances. Accounts payable to other two largest vendors represented 11% and 2%, respectively, of total accounts payable at December 31, 2009.

Research and Development Costs

The Company accounts for research and development costs by expensing costs as they are incurred.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Registration Payment Arrangements

The Company accounts for registration payment arrangements in accordance with guidance published by the FASB which specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured.  The Company has not made any provision for registration payment arrangements at December 31, 2009 or 2008 as it believes none will be payable.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance on accounting standards codification and the hierarchy of GAAP.  The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP.  All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative.  However, rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants.  The Codification is effective for interim and annual reporting periods ending after December 15, 2009.  Therefore, beginning with the quarter ending December 31, 2009, all references made to GAAP in the Company’s financial statements now use the new Codification numbering system.  Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

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

NOTE 2 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

In May 2007, the Company entered into a $527,000 contract with the AQMD to develop a prototype zero-emissions short-range heavy-duty all-electric truck used for hauling fully loaded 40-foot cargo containers around the Port of Los Angeles.  This contract is being accounted for under the percentage of completion method.  At December 31, 2008, the contract was estimated to be approximately 98% complete and was completed during 2009.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 2 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (continued)

In May 2009, the Company received a grant of up to $400,000 from the City of Los Angeles to reimburse the Company for costs incurred in connection with the installation, demonstration and evaluation of lithium-ion powered battery packs in two of the Company’s heavy-duty electric vehicles.  Reimbursement of up to $360,000 of the costs incurred shall be payable to the Company upon the delivery of a Nautilus E30 and a Nautilus E20 installed with lithium-ion batteries to the City of Los Angeles for testing, and reimbursement of up to $40,000 of the costs incurred shall be payable to the Company upon completion of testing required under the terms of the grant.  This contract is being accounted for under the percentage of completion method.  At December 31, 2009, the contract was estimated to be approximately 98% complete.

The asset, “costs in excess of billings and estimated earnings on uncompleted contracts” and the liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents costs incurred or billings in excess of revenue recognized at December 31, 2009 and 2008 as follows:

	December 31, 2009	December 31, 2008
Costs incurred on uncompleted contracts	$359,350	$349,341
Estimated earnings	—	162,055
	359,350	511,396
Less, billings to date	360,000	514,000
	$(650)	$(2,604)
Included in accompanying balance sheets under the following captions:
Billings in excess of costs and estimated earnings on uncompleted contracts	$650	$2,604

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

	December 31, 2009	December 31, 2008
Computer equipment and software	$100,742	$52,390
Office furniture	27,704	26,725
Equipment	27,704	6,395
Leasehold improvements	21,711	21,711
Total property and equipment, cost	177,861	107,221
Less: accumulated depreciation	(55,610)	(17,828)
Property and equipment, net	$122,251	$89,393

Depreciation expense for the years ended December 31, 2009 and 2008 was $37,782 and $14,256, respectively.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 4 – BUSINESS ACQUISITION

On September 9, 2008, the Company acquired substantially all of the assets of Electric MotorSports, LLC (“EMS”), an Ohio limited liability company that was owned by Mr. Robert Gruenwald, the Company’s current Vice President Research and Development.  The assets acquired included goodwill and trade secrets used in the development and manufacture of flux vector motor controllers.  The purchase price of the assets was $350,00, of which $250,000 was paid in cash and the Company issued an unsecured promissory note for the balance of $100,000, of which $25,000 remains outstanding as of December 31, 2009 (see Note 5).  The acquisition was accounted for as a purchase in accordance with current accounting guidance.

The following unaudited pro forma operating data shown below presents the results of operations for the year ended December 31, 2008, as if the acquisition of EMS had occurred on the last day of the immediately preceding fiscal period.  The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the respective dates, or of future results of operations.

Twelve Months Ended December 31, 2008
(Unaudited)
Revenues	$332,596
Net loss	$(7,877,275)
Net loss per share-basic and diluted	$(0.38)
Weighted average shares outstanding-basic and diluted	20,206,507

Based on management’s assessment, including the utilization of the results of the independent valuation report, the Company allocated the purchase price to the following assets as of the acquisition date as follows:

Trade secrets	$186,965
Goodwill	166,500
Total	$353,465

The amounts of intangible assets and accumulated amortization for the year ended December 31, 2009 and December 31, 2008 are as follows:``

	December 31, 2009	December 31, 2008
Amortized intangible assets:
Trade secrets	$186,965	$186,965
Accumulated amortization	(77,902)	(15,580)
Totals	$109,063	$171,385

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 4 – BUSINESS ACQUISITION (continued)

The trade secrets are being amortized over a three year period under the straight-line method.  Amortization expense for the year ended December 31, 2009 was $62,322 and for period September 9, 2008 through December 31, 2008 was $15,580. Amortization expense over the remaining amortization period is estimated to be as follows:

Year Ending December 31,
2010	62,322
2011	46,741

NOTE 5 – NOTES PAYABLE—RELATED PARTIES, UNSECURED

Notes payable to related parties, unsecured, consists of the following at:

	December 31, 2009	December 31, 2008
Note payable to a shareholder, unsecured, interest at 6% per annum payable at maturity, due December 6, 2008	$—	$875
Note payable to a shareholder, issued in connection with the acquisition of EMS (see Note 4), unsecured, interest at the prime rate (5% at December 31, 2008) per annum, payable at maturity, due in one principal installments of $25,000 on April 10, 2010, plus accrued interest	25,000	100,000
Total notes payable	$25,000	$100,875

NOTE 6 – LOAN PAYABLE – BRIDGE BANK

On February 25, 2009, the Company executed a Business Financing Agreement, dated February 18, 2009, with Bridge Bank, National Association (the “Lender”) (the “Initial Agreement”).  The initial agreement has been amended by Business Financing Modification Agreements dated effective February 26, 2009 and August 4, 2009, respectively (the “Modification Agreements,” and together with the Initial Agreement the “Credit Agreement”).  The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000 (the “Credit Facility”).  At December 31, 2009, $128,150 was outstanding and $6,190 was available under the terms of the Credit Facility.

The Credit Facility is formula-based and generally provides that the outstanding borrowings under the Credit Facility may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  The Credit Facility is secured by a continuing first priority security interest in all the Company’s personal property (subject to customary exceptions).  Interest on the Credit Facility is payable monthly, at the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum (6% at December 31, 2009).  The Credit Agreement may be terminated at any time by either party to the Credit Agreement.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 7 – SUBORDINATED UNSECURED CONVERTIBLE PROMISSORY NOTES

The amounts payable under these notes, less note discount related to the beneficial conversion feature and warrants issued with the convertible notes on December 31, 2009 was as follows:

	December 31, 2009	December 31, 2008
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012	$1,000,000	$—
Less: note discount	(790,490)	—
Total notes payable, net	$209,510	$—

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

The Company determined that the relative fair value of the warrants was $639,061.  The relatively fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the initial fair value of the beneficial conversion feature was approximately $360,939. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 54.39%, a risk free interest rate of 1.15%, and no expected dividend yield. The relative value of the warrants of $639,061 and the beneficial conversion feature of $360,939 was recorded by the Company as a loan discount of $1,000,000, which the Company is amortizing to interest expense over the life of the notes.  At December 31, 2009, the total discount (less amortization of $209,510) of $790,490 is offset against the balance of the convertible notes for financial statement presentation.

NOTE 8 – INCOME TAXES

At December 31, 2009, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $10,657,000 for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018.

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 8 – INCOME TAXES (continued)

Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2009	December 31, 2008
Deferred income tax asset:
Net operating loss carryforward	$4,374,000	$3,220,000
Valuation allowance	(4,374,000)	(3,220,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended December 31,
	2009	2008
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(5.8)%	(5.8)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

The Company adopted authoritative guidance issued by the GAAP which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of December 31, 2009, the Company does not have a liability for unrecognized tax benefits.

NOTE 9 – SHAREHOLDERS’ EQUITY

The Company was capitalized on April 21, 2005 when it issued 1,000 shares of no par common stock (not adjusted for the 16,1667:1 stock split described below) for $5,000 to its founding shareholder.

On June 4, 2008, the Board of Directors of the Company approved a 16,667:1 stock split of the Company’s no par common stock. Except as otherwise noted, all share amounts in the accompanying financial statements are presented as if the stock split occurred at the beginning of the period presented.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 9 – SHAREHOLDERS’ EQUITY (continued)

Shares Issued For Services

On June 4, 2008, the Company issued 4,500,090 shares of common stock to consultants for services rendered. The shares were valued at $4,500,090. Included in the 4,500,090 shares of common stock granted to consultants on June 4, 2008, are 1,250,025 shares of common stock, valued at $1,250,025, that were granted to Amarpal Samra. On August 28, 2008, the Company issued 500,000 shares of common stock valued at $500,000 to three consultants for services rendered. Also on August 28, 2008, the Company issued 332,910 shares of common stock valued at $332,910 to its Chief Executive Officer and founding shareholder.

In June and August 2008, when the shares discussed above were granted, an active market for the Company’s common stock did not exist. As such, management determined the value of the shares of common stock issued in June and August 2008 to be $1.00 per share using  the $1.00 conversion price per share of common stock of the Company’s convertible notes that were offered and sold in July and September 2008 (and converted on October 24, 2008) and the $1.00 per unit sale price of units comprised of one share of common stock and a warrant to purchase one share of common stock that were offered and sold in October and December 2008, which management believes are the best indicators of the fair value of the Company’s common stock.

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 9 – SHAREHOLDERS’ EQUITY (continued)

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

In connection with the original issuance of the convertible notes and associated warrants, the Company determined that the relative fair value of the warrants was $293,374 and the value of the beneficial conversion feature was $293,374.  These amounts were calculated by a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 58.43%, a risk free interest rate of 2.42%, and no expected dividend yield. The Black-Scholes calculation of the fair value of the warrants also included the assumption that the fair value of the  underlying shares of common stock was $1.00.  In October 2008, when the warrants were granted, an active market for the Company’s common stock did not exist. As such, management determined the fair value of the shares of common stock underlying the warrants to be $1.00 per share using  the $1.00 conversion price per share of common stock of the Company’s convertible notes that were offered and sold in July and September 2008 (and converted on October 24, 2008) and the $1.00 per unit sale price of units comprised of one share of common stock and a warrant to purchase one share of common stock that were offered and sold in October and December 2008, which management believes are the best indicators of the fair value of the Company’s common stock. The relative value of the warrants of $293,374 and the beneficial conversion feature of $293,374 was recorded by the Company as a loan discount of  $586,748, which the Company was to amortize to interest expense over the original life of the loan.  The Company amortized note a discount of $138,663 through October 24, 2008, the date at which the notes were converted, and expensed the remainder of the loan discount of $448,085 at the date of conversion.  As such, $586,748 was reflected as interest expense in the accompanying statement of operations for the year ending December 31, 2008.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 10 – STOCK OPTIONS AND WARRANTS

Stock Options

At December 31, 2009, options shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2008	—	—
Granted	4,562,592	$2.00
Exercised	—	—
Cancelled	—	—
Balance at December 31, 2008	4,562,592	$2.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at December 31, 2009	4,562,592	$2.00

On June 4, 2008, the Company granted options to purchase 4,562,592 shares of common stock at $1.50 to $2.50 per share to an employee and two consultants. The options vested immediately on the date granted, and expire between June 30, 2010 and June 30, 2012.  The Company determined that the fair value of the options issued was $590,877 calculated by a Black-Scholes option pricing model using as assumptions an expected life of one to three years, an industry volatility of 58.43%, a risk free interest rate of 2.42%, and no expected dividend yield. The Black-Scholes calculation of the fair value of the options also included he assumption that the fair value of the  underlying shares of common stock was $1.00.  In June 2008, when the options discussed above were granted, an active market for the Company’s common stock did not exist. As such, management determined the fair value of the shares of common stock underlying the options issued in June 2008 to be $1.00 per share using  the $1.00 conversion price per share of common stock of the Company’s convertible notes that were offered and sold in July and September 2008 (and converted on October 24, 2008) and the $1.00 per unit sale price of units comprised of one share of common stock and a warrant to purchase one share of common stock that were offered and sold in October and December 2008, which management believes are the best indicators of the fair value of the Company’s common stock.

On October 24, 2008, immediately preceding the consummation of the merger with Balqon California (see Note 1), Balqon Corporation (formerly BMR) adopted the 2008 Stock Incentive Plan (“2008 Plan”). Initially, 7,500,000 shares of common stock are authorized for issuance under the 2008 Plan.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 10 – STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$1.50	1,520,864	$1.50	0.58	1,520,864	$1.50
$2.00	1,520,864	$2.00	1.58	1,520,864	$2.00
$2.50	1,520,864	$2.50	2.58	1,520,864	$2.50
	4,562,592			4,562,592

At December 31, 2009, the aggregate intrinsic value of the 4,562,592 options outstanding and exercisable was zero.  At December 31, 2009, all options were vested and there were no unvested options outstanding.

Warrants

At December 31, 2009, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2008	—	—
Granted	3,008,778	$1.50
Exercised	—	—
Cancelled	—	—
Balance at December 31, 2008	3,008,778	$1.50
Granted	1,000,000	$1.50
Exercised	—	—
Cancelled	(61,531)	—
Balance at December 31, 2009	3,947,247	$1.50

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 10 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

On June 4, 2008, the Company granted a warrant to purchase 729,180 shares of the Company’s common stock at an exercise price of $1.50 to $2.50 per share to a consultant (the “Marlin Warrants”). The Company determined that the fair value of the warrants issued to this consultant was $94,432 as calculated by a Black-Scholes option pricing model using as assumptions an expected life of one to three years, an industry volatility of 58.43%, a risk free interest rate of 2.42%, and no expected dividend yield. The Black-Scholes calculation of the fair value of the warrants also included the assumption that the fair value of the  underlying shares of common stock was $1.00.  In June 2008, when the warrants discussed above were granted, an active market for the Company’s common stock did not exist. As such, management determined the fair value of the shares of common stock underlying the warrants issued in June 2008 to be $1.00 per share using the $1.00 conversion price per share of common stock of the Company’s convertible notes that were offered and sold in July and September 2008 (and converted on October 24, 2008) and the $1.00 per unit sale price of units comprised of one share of common stock and a warrant to purchase one share of common stock that were offered and sold in October and December 2008, which management believes are the best indicators of the fair value of the Company’s common stock.

On September 15, 2008, the Company issued warrants to purchase 1,310,000 shares of the Company’s common stock at an exercise price of $1.50 per share in connection with the issuance of convertible promissory notes entered into with investors on July 11, 2008 and September 15, 2008 (See Note 9).

On October 24, 2008, immediately preceding the closing of the merger (see Note 1), Balqon Corporation (formerly BMR) issued warrants (the “BMR Warrants”) to purchase an aggregate of 184,598 shares of common stock. One-third of the BMR Warrants have an exercise price of $1.50 per share and expire on October 24, 2009, one-third of the BMR Warrants have an exercise price of $2.00 per share and expire on October 24, 2010, and one-third of the BMR Warrants have an exercise price of $2.50 per share and expire on October 24, 2011. The Company determined that the fair value of the BMR Warrants to be $23,906 as calculated by a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 58.43%, a risk free interest rate of 2.42%, and no expected dividend yield.   The Black-Scholes calculation of the fair value of the warrants also included the assumption that the fair value of the  underlying shares of common stock was $1.00.  In October 2008, when the BMR Warrants were granted, an active market for the Company’s common stock did not exist. As such, management determined the fair value of the shares of common stock underlying the BMR Warrants to be $1.00 per share using the $1.00 conversion price per share of common stock of the Company’s convertible notes that were offered and sold in July and September 2008 (and converted on October 24, 2008) and the $1.00 per unit sale price of units comprised of one share of common stock and a warrant to purchase one share of common stock that were offered and sold in October and December 2008, which management believes are the best indicators of the fair value of the Company’s common stock.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 10 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

During 2008, the Company sold units to acquire one share of common stock and one warrant to acquire a share of common stock at a price of $1 per unit (see Note 9). In connection with the sale of these units, on October 24, 2008, the Company issued three-year warrants to purchase 575,000 shares of the Company’s common stock at an exercise price of $1.50 per share in connection with the issuance of 575,000 common shares to six accredited investors.  On December 22, 2008, the Company issued three-year warrants to purchase an aggregate of 210,000 shares of common stock at an exercise price of $1.50 per share.  The Company did not allocate a value to these warrants since the amount would be an allocation between paid in capital of the common stock and warrants, and have no effect on the overall paid in capital.

During March and June 2009, the Company raised an aggregate of $1,000,000 through the issuance of its 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment, to 34 accredited investors.  In connection with this offering, the Company also issued three-year warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.50 per share.

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$1.50	3,338,063	$1.50	1.8	3,338,063	$1.50
$2.00	304,592	$2.00	1.6	304,592	$2.00
$2.50	304,592	$2.50	2.4	304,592	$2.50
	3,947,247			3,947,247

At December 31, 2009, the aggregate intrinsic value of the warrants outstanding and exercisable was zero.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

City of Los Angeles Agreement

On June 26, 2008, the Company entered into an agreement with the City of Los Angeles to manufacture and deliver 20 electric yard tractors, 5 short-haul electric tractors, and associated equipment including chargers, batteries and controllers for a total of $5,383,750. As of December 31, 2009, the Company had delivered 14 electric yard tractors to the City of Los Angeles.

As of March 23, 2010, the Company had delivered 14 electric yard tractors to the City of Los Angeles. The Company expects to deliver the remaining 6 electric yard tractors, 5 short-haul electric tractors and associated equipment to the City of Los Angeles by September 30, 2010.  Of the Company’s backlog of $2,587,020 on March 26, 2010, $2,343,300 was attributable to the eleven electric vehicles and associated parts the Company is required to deliver under its agreement with the City of Los Angeles.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 11 – COMMITMENTS AND CONTINGENCIES

City of Los Angeles Agreement (continued)

Under its agreement with the City of Los Angeles, the Company agreed to move its research and production facilities to the City of Los Angeles and also agreed to pay the City of Los Angeles a royalty fee of $1,000 per electric vehicle it sells to a purchaser other than the City of Los Angeles or the AQMD.

During 2009, under the terms of the Company’s agreement with the City of Los Angeles, the Company requested and was issued an advance payment in the amount of $1,159,601.  This advance payment was recorded as a customer deposit.  This customer deposit will be applied against the Company’s final invoices under its purchase order for 25 electric vehicles.

Employment Agreements

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

City of Los Angeles Grant

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 11 – COMMITMENTS AND CONTINGENCIES

City of Los Angeles Grant (continued)

As of December 31, 2009, the Company has invoiced the City of Los Angeles $360,000 in accordance with the City of Los Angeles grant.  Through the 12 months ended December 31, 2009, the Company has incurred $359,350 of costs related to the City of Los Angeles grant and has recognized the same amount as revenue. The billings in excess of cost equal to $650 is reflected as a liability in the Company’s balance sheet for December 31, 2009 (See Note 2).

Autocar Agreement

In 2009, the Company entered into an agreement (the “Autocar Agreement”) with Autocar, LLC (“Autocar”), a manufacturer and marketer of severe service heavy-duty trucks, under which the Company agreed with Autocar to collaborate on the development, marketing and sale of on-road Class 7 and Class 8 zero emissions electric trucks to be used in short-haul drayage and trash hauling applications (the “Autocar Truck”).  Under the terms of the Autocar Agreement, the Company agreed to purchase Department of Transportation compliant chassis designed for cab-over-engine-heavy-duty vehicles (the “Autocar Chassis”) exclusively from Autocar for a period of at least three years.  The Autocar Agreement is for an initial term commencing on June 9, 2009 and ending 36 months after the first sale of an Autocar Truck by us to an end user (the “First Sale”).  After the initial term, the Autocar Agreement will automatically continue for successive one-year terms until it is terminated at the end of its term by either party giving the other party notice of termination at least 60 days prior to the end of the applicable term.  Under the Autocar Agreement, the Company agreed to purchase: a minimum of 50 Autocar Chassis during the first 12-month period after the First Sale (with at least 5 Autocar Chassis being purchased by December 9, 2009), a minimum of 75 Autocar Chassis during the second 12-month period after the First Sale, and a minimum of 112 Autocar Chassis during the third 12-month period after the First Sale.

Leases

The Company currently leased facilities located in Santa Ana, California under a lease that expired on May 31, 2009.  The lease had a current monthly payment of $3,206 for the Santa Ana facility. On July18, 2008, the Company entered into a three-year lease of a manufacturing facility located in Harbor City, California that expires on July 31, 2011.  The lease has a base monthly rent of $10,540.

Rent expense for the years ended December 31, 2009 and 2008 was $138,509 and $98,008, respectively.

The following is a schedule by years of future minimum rental payments required under the non-cancelable operating leases described above as of December 31, 2008:

Year Ending December 31:
2010	$122,880
2011	$71,680

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 12 - SUBSEQUENT EVENTS

Sale of 10% Unsecured Subordinated Convertible Promissory Notes

On February 2, 2010, Balqon issued 200,000 shares of its common stock to an accredited investor in consideration of consulting services rendered, or to be rendered, between January 1, 2010 through June 30, 2010.

Between February 5, 2010 and March 31, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,300,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,733,329 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,733,329 shares of the Company’s common stock at an exercise price of $0.50 per share.  The proceeds of $1,300,000 are allocated to working capital.  In connection with the sale of certain of the 10% Unsecured Subordinated Convertible Promissory Notes, the Company issued three year warrants to  purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2010.

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

Name	Title	Date

/s/ BALWINDER SAMRA Balwinder Samra	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2010

/s/ ROBERT MIRANDA Robert Miranda	Chief Financial Officer (principal financial officer and principal accounting officer)	March 31, 2010

/s/ HENRY VELASQUEZ Henry Velasquez	Director	March 31, 2010

/s/ AMARPAL SINGH SAMRA Amarpal Singh Samra	Director	March 31, 2010

BALQON CORPORATION
EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description
4.10
Form of 10% Unsecured Subordinated Convertible Promissory Notes issued to certain security holders in the aggregate principal amount of $1,300,000, which are convertible into an aggregate of 1,733,329 shares of our common stock (subject to adjustment)

4.11	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 1,733,329 shares of common stock (subject to adjustment)
4.12	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 15,999 shares of common stock in consideration of finder services rendered (subject to adjustment)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002