Form 10-Q
period 2010-03-31
BALQON CORP.
filed 2010-05-17
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number: 000-52337

BALQON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0989901 (I.R.S. Employer Identification No.)

1420 240th Street, Harbor City, California 90710 (Address of principal executive offices)	90710 (Zip Code)

Registrant’s telephone number, including area code: (310) 326-3056

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

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of May 7, 2010 was 25,718,348.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industries; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industries and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

BALQON CORPORATION
QUARTERLY REPORT ON
FORM 10-Q

TABLE OF CONTENTS

Page
PART I
FINANCIAL INFORMATION

PART II
OTHER INFORMATION

PART I

ITEM 1.	Condensed Financial Statements

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$527,284	$118,635
Accounts receivable	3,848	167,925
Costs and estimated earnings in excess of billings on uncompleted contracts	34,224	—
Inventories	1,239,588	1,002,748
Prepaid expenses	36,746	53,382
Total current assets	1,841,690	1,342,690

Property and equipment, net	106,870	122,251
Other assets:
Deposits	14,400	14,400
Trade secrets, net	93,483	109,063
Goodwill	166,500	166,500

Total assets	$2,222,943	$1,754,904

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$1,535,353	$1,587,388
Customer deposit	1,159,601	1,159,601
Loan payable, Bank	—	128,150
Notes payable to related parties	40,000	25,000
Advances from shareholder	5,018	5,018
Billings in excess of costs and estimated earnings on uncompleted contracts	—	650
Total current liabilities	2,739,972	2,905,807

Convertible notes payable, net of discount	321,730	209,510

SHAREHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,718,348 and 25,518,348 shares issued and outstanding, respectively	25,718	25,518
Additional paid in capital	11,172,129	9,650,329
Accumulated deficit	(12,036,606)	(11,036,260)
Total shareholders’ deficiency	(838,759)	(1,360,413)

Total liabilities and shareholders’ deficiency	$2,222,943	$1,754,904

The accompanying notes are an integral part of these condensed financial statements

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

	Three Months Ended March 31,
	2010	2009

REVENUES	38,067	776,650
COSTS OF REVENUES	37,592	747,620
Gross profit	475	29,030
OPERATING EXPENSES
General and administrative	745,380	546,125
Research and development	65,543	60,945
Depreciation and amortization	33,139	23,238
Total operating expenses	844,062	630,308
Loss from operations	(843,587)	(601,278)
Interest expense	(156,759)	(1,250)
NET LOSS	$(1,000,346)	$(602,528)
Net loss per share – basic and diluted	$0.04	$0.02
Weighted average shares outstanding, basic and diluted	25,647,237	25,518,348

The accompanying notes are an integral part of these condensed financial statements

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (Unaudited)

	Common Stock, $0.001 Par Value		Additional	Accumulated
	Number	Amount	Paid in Capital	Deficit	Total

Balance, December 31, 2009	25,518,348	$25,518	$9,650,329	$(11,036,260)	$(1,360,413)
Fair value of shares granted for services	200,000	200	207,800	—	208,000
Fair value of warrants granted for services	—	—	14,000	—	14,000
Fair value of beneficial conversion feature and warrants issued with convertible notes	—	—	1,300,000	—	1,300,000
Net loss	—	—	—	(1,000,346)	(1,000,346)

Balance, March 31, 2010	25,718,348	$25,718	$11,172,129	$(12,036,606)	$(838,759)

The accompanying notes are an integral part of these condensed financial statements

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flow from operating activities:
Net loss	$(1,000,346)	$(602,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,139	23,238
Fair value of common stock granted for services	208,000	—
Fair value of warrants granted for services	14,000	—
Amortization of note discount	112,219	—
Changes in operating assets and liabilities:
Accounts receivable	164,077	(775,750)
Costs and estimated earnings in excess of billings on uncompleted contracts	(34,224)
Inventories	(236,840)	434,609
Prepaid expenses	16,636	21,058
Accounts payable and accrued expenses	(52,034)	55,330
Billings in excess of costs and estimated earnings on uncompleted contracts	(650)	—
Net cash used in operating activities	(776,023)	(844,043)

Cash flows from investing activities:
Acquisition of furniture, equipment and software	(2,178)	(8,986)
Net cash used in investing activities	(2,178)	(8,986)

Cash flows from financing activities:
Proceeds from (payment of) loan payable, Bank	(128,150)	497,038
Proceeds from notes payable, related parties	15,000	—
Payment of notes payable, related parties	—	(875)
Proceeds from issuance of unsecured convertible notes	1,300,000	50,000
Advances from shareholder	—	(9,000)
Net cash provided by financing activities	1,186,850	537,163
Increase (decrease) in cash and cash equivalents	408,649	(315,866)

Cash and cash equivalents, beginning of period	118,635	355,615
Cash and cash equivalents, end of period	$527,284	$39,749
Supplemental cash flow information
Interest Paid	$25,205	$—
Income taxes Paid	$—	$—

Supplemental schedule of non cash financing and investing activities
Fair value of beneficial conversion feature and warrants issued with convertible notes	$1,300,000	$50,000

The accompanying notes are an integral part of these condensed financial statements

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

Going Concern

For the three months ended March 31, 2010, the Company recorded a net loss of $1,000,346, utilized cash in operations of $776,023, and had a working capital deficit of $898,282 and a shareholders’ deficiency of $838,759 as of March 31, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.  The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months, as they relate to the production of its products will continue to be significant.  If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.  Subsequent to March 31, 2010, the Company raised an additional $200,000 through the sale of its convertible promissory notes (see note 11).

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.   The balance sheet information as of December 31, 2009 was derived from the audited financial statements included in the Company's financial statements as of and for the years ended December 31, 2009 and 2008 to Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010. These financial statements should be read in conjunction with that report.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Material estimates relate to the recognition of contract revenues and estimated costs to complete contracts in process and recoverability of reported amounts of long-lived assets.  Actual results may differ from those estimates.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

Contract costs include all direct material and labor costs.  The asset “costs and estimated earnings in excess of billings on uncompleted contracts” represents costs incurred in excess of revenues billed. The liability “billings in excess of costs and estimated earnings on uncompleted contracts” represents billings in excess of revenues earned.

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

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale.  The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of March 31, 2010, the Company had no warranty reserve nor did it incur warranty expenses during the three month periods ended March 31, 2010 or 2009.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Inventories consist of the following:

	March 31, 2010 (Unaudited)	December 31, 2009
Raw materials	$1,197,468	$948,583
Work in process	42,120	—
In-transit	—	54,165
Total	$1,239,588	$1,002,748

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

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

Impairment of Long-Lived Assets

The Financial Accounting Standards Board (“FASB”) has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of the Company’s long lived assets during the years ended December 31, 2009 and 2008.  Based upon management’s assessment, there were no indicators of impairment of the Company’s long-lived assets at March 31, 2010 or December 31, 2009.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period.  Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive.  Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants.  As of March 31, 2010, common stock equivalents comprised of options exercisable into 4,562,592 shares of the Company’s common stock, warrants exercisable into 5,696,575 shares of the Company’s common stock and notes convertible into 2,733,329 shares of the Company’s common stock.  For the three month periods ended March 31, 2010 and 2009, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

For the three months ended March 31, 2010, 92% of total revenues were from one customer, the City of Los Angeles.  For the three months ended March 31, 2009, revenues were from contracts with the City of Los Angeles and the South Coast Air Quality Management District (“AQMD”).

For the three months ended March 31, 2010, 93% of costs of revenue were to one vendor.  At March 31, 2010, accounts payable to the largest vendor represented 31% of total accounts payable balances. Accounts payable to other two largest vendors represented 30% and 7%, respectively, of total accounts payable.

For the three months ended March 31, 2009, 14.8% of costs of sales incurred was to a single vendor.  At March 31, 2009, accounts payable to this vendor represented 25.7% of total accounts payable.  At March 31, 2009, three other vendors had balances representing 31%, 18% and 9%, respectively, of total accounts payable.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The Company believes that the adoption of this new guidance will not have a material impact on its financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 roll-forward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 roll-forward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on the Company’s results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

In May 2009, the Company received a grant of up to $400,000 from the City of Los Angeles to reimburse the Company for costs incurred in connection with the installation, demonstration and evaluation of lithium-ion powered battery packs in two of the Company’s heavy-duty electric vehicles.  Under the terms of the grant, the City of Los Angeles is required to reimburse the Company for up to $360,000 of the costs incurred upon the demonstration of a Nautilus E30 and a Nautilus E20 installed with lithium-ion batteries to the City of Los Angeles for testing, and up to an additional $40,000 of the costs incurred upon completion of testing required under the terms of the grant.  This contract is being accounted for under the percentage of completion method.  At March 31, 2010 and December 31, 2009, the contract was estimated to be approximately 99% and 90% complete, respectively.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 2 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (continued)

The asset, “costs in excess of billings and estimated earnings on uncompleted contracts” and the liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents costs incurred or billings in excess of revenue recognized at March 31, 2010 and December 31, 2009 as follows:

	March 31, 2010 (Unaudited)	December 31, 2009

Costs incurred on uncompleted contracts	$394,224	$359,350
Estimated earnings	—	—
	394,224	359,350
Less, billings to date	360,000	360,000
	$34,224	$(650)
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,224	$—
Billings in excess of costs and estimated earnings on uncompleted contracts	$—	$650

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

	March 31, 2010 (Unaudited)	December 31, 2009

Computer equipment and software	$102,140	$100,742
Office furniture	28,484	27,704
Equipment	27,704	27,704
Leasehold improvements	21,711	21,711
Total property and equipment, cost	180,039	177,861
Less: accumulated depreciation	(73,169)	(55,610)
Property and equipment, net	$106,870	$122,251

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2010 and 2009 was $17,559 and $7,658, respectively.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 4 – NOTES PAYABLE—RELATED PARTIES, UNSECURED

Notes payable to related parties, unsecured, consists of the following at:

	March 31, 2010 (Unaudited)	December 31, 2009
Notes payable to a shareholder, unsecured, interest at 8% per annum payable at maturity, due December 31, 2010	$15,000	$—
Note payable to a shareholder, issued in connection with the acquisition of EMS, unsecured, interest at the prime rate per annum, payable on June 15, 2010, plus accrued interest	25,000	25,000
Total notes payable	$40,000	$25,000

NOTE 5 – LOAN PAYABLE – BRIDGE BANK

On February 25, 2009, the Company executed a Business Financing Agreement (the “Credit Agreement”) with Bridge Bank, National Association (the “Lender”). The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000 (the “Credit Facility”). The Credit Facility is formula-based and generally provides that the outstanding borrowings under the Credit Facility may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  The Credit Facility is secured by a continuing first priority security interest in all the Company’s personal property (subject to customary exceptions).  Interest on the Credit Facility is payable monthly, at the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum (6% at December 31, 2009).  The Credit Agreement may be terminated at any time by either party to the Credit Agreement.

At March 31, 2010 there was no balance outstanding and $3,078 was available under the terms of the Credit Facility. At December 31, 2009, $128,150 was outstanding and $6,190 was available under the terms of the Credit Facility.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 6 – SUBORDINATED UNSECURED CONVERTIBLE PROMISSORY NOTES

The amounts payable under these notes, less note discount related to the beneficial conversion feature and warrants issued with the convertible notes on March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010 (Unaudited)	December 31, 2009
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012	$1,000,000	$1,000,000
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012	1,300,000	—
Notes payable	2,300,000	1,000,000
Less: note discount	(1,978,270)	(790,490)
Total notes payable, net	$321,730	$209,510

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

The Company determined that the relative fair value of the warrants was $639,061.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the initial fair value of the beneficial conversion feature was approximately $360,939. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 54.39%, a risk free interest rate of 1.15%, and no expected dividend yield. The relative value of the warrants of $639,061 and the beneficial conversion feature of $360,939 was recorded by the Company as a loan discount of $1,000,000, which the Company is amortizing to interest expense over the life of the notes.

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

The Company determined that the relative fair value of the warrants was $633,269.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 6 – SUBORDINATED UNSECURED CONVERTIBLE PROMISSORY NOTES (continued)

determined the initial fair value of the beneficial conversion feature was approximately $666,731. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield. The relative value of the warrants of $633,269 and the beneficial conversion feature of $666,731 was recorded by the Company as a loan discount of $1,300,000, which the Company is amortizing to interest expense over the life of the notes.

At March 31, 2010, the total discount of $1,798,270 is offset against the balance of the convertible notes for financial statement presentation. At December 31, 2009 the total discount of $790,490 is offset against the balance of the convertible notes for financial statement presentation. During the three month period ended March 31, 2010 and March 31, 2009, amortization of loan discount was $112,219 and none, respectively.

NOTE 7 – INCOME TAXES

At March 31, 2010, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $11,500,000 for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018.

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

Significant components of the Company’s deferred income tax assets are as follows:

	March 31, 2010 (Unaudited)	December 31, 2009
Deferred income tax asset:
Net operating loss carryforward	$4,596,566	$4,374,000
Valuation allowance	(4,596,566)	(4,374,000)
Net deferred income tax asset	$—	$—

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 7 – INCOME TAXES (continued)

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	March 31, 2010 (Unaudited)	December 31, 2009
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(5.8)%	(5.8)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

The Company adopted authoritative guidance issued by the GAAP which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as March 31, 2010 and December 31, 2009, the Company does not have a liability for unrecognized tax benefits.

NOTE 8 – SHAREHOLDERS’ EQUITY

On February 2, 2010, the Company issued 200,000 shares of its common stock in consideration of consulting services rendered, or to be rendered, from February 1, 2010 through July 31, 2010. The aggregate fair value of these shares was determined to be $208,000 based on the closing price of the Company’s shares on February 2, 2010.

During February and March, 2010, the Company raised an aggregate of $1,300,000 from the sale of 10% Unsecured Subordinated Convertible Promissory Notes. In connection with the sale of certain of these notes, the Company issued three year warrants to purchase 15,999 shares of its common stock at an exercise price of $0.50 per share in consideration of finder services rendered.  The Company determined that the aggregate fair value of these warrants was $14,000.  The fair value was determined using the methodology prescribed by current accounting guidance.  These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock Options

At March 31, 2010, options shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2010	4,562,592	$2.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at March 31, 2010	4,562,592	$2.00

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$1.50	1,520,864	$1.50	0.25	1,520,864	$1.50
$2.00	1,520,864	$2.00	1.27	1,520,864	$2.00
$2.50	1,520,864	$2.50	2.28	1,520,864	$2.50
	4,562,592			4,562,592

At March 31, 2010, the aggregate intrinsic value of the 4,562,592 options outstanding and exercisable was zero.  At March 31, 2010, all options were vested and there were no unvested options outstanding.

Warrants

At March 31, 2010, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2010	3,947,247	$1.50
Granted	1,749,328	$0.50
Exercised	—	—
Cancelled	—	—
Balance at March 31, 2010	5,696,575	$1.27

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

During February and March 2010, the Company raised an aggregate of $1,300,000 through the issuance of its 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,733,329 shares of the Company’s common stock at a conversion price of $0.50 per share of common stock, subject to adjustment, to 7 accredited investors.  In connection with this offering, the Company also issued three year warrants to purchase an aggregate of 1,733,329 shares of common stock at an exercise price of $0.50 per share.

During February and March 2010, in connection with the sale of certain of the 10% Unsecured Subordinated Convertible Promissory Notes, the Company issued three year warrants to  purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.

The following table summarizes information about stock warrants outstanding and exercisable as of March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.50	1,749,328	$0.50	2.5	1,749,328	$0.50
$1.50	3,338,062	$1.50	1.7	3,338,062	$1.50
$2.00	304,592	$2.00	1.1	304,592	$2.00
$2.50	304,592	$2.50	2.1	304,592	$2.50
	5,696,575			5,696,575

At March 31, 2010, the aggregate intrinsic value of the warrants outstanding and exercisable was zero.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2010, the Company had delivered 14 electric yard tractors to the City of Los Angeles. The Company expects to deliver the remaining 6 electric yard tractors, 5 short-haul electric tractors and associated equipment to the City of Los Angeles by September 30, 2010.  Of the Company’s backlog of $2,747,856 on March 31, 2010, $2,406,200 was attributable to the eleven electric vehicles and associated parts the Company is required to deliver under its agreement with the City of Los Angeles.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 11 - SUBSEQUENT EVENTS

Sale of 10% Unsecured Subordinated Convertible Promissory Notes

Between April 5 and 12, 2010, the Company entered into agreements with four accredited investors for the sale by the Company of an aggregate of $200,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 266,664 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 266,664 shares of the Company’s common stock at an exercise price of $0.50 per share.  The proceeds of $200,000 are allocated to working capital.

The Company determined that the relative fair value of the warrants was $77,907.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the initial fair value of the beneficial conversion feature was approximately $122,093. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield. The relative value of the warrants of $77,907 and the beneficial conversion feature of $122,093 will be recorded by the Company as a loan discount of $200,000, which the Company will amortize to interest expense over the life of the notes.

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

During the three months ended March 31, 2010, we expanded our sales force to include dealers in Argentina and Columbia.  In February 2010, we entered into an agreement with Autoelevadores Yale, a leading distributor of material handling equipment and electric vehicles in Argentina, under which Autoelevadores Yale agreed to distribute our heavy-duty electric vehicles in Argentina.  Autoelevadores Yale also provides servicing and parts for our products in the region.  In March 2010, we entered into an agreement with Industrias Ivor, a leading distributor of material handling equipment in Colombia.  The agreement calls for Industrial Ivor to provide sales and service for our off-highway and on-highway product lines in Colombia.

In March 2010, we completed design and testing of our proprietary BMS, which monitors battery condition and balances battery cells during charge and discharge cycles.  Our proprietary software allows our BMS to be used on any battery cell chemistry.  We use our proprietary BMS in all our heavy-duty electric vehicles.  In addition, we market our battery modules to other OEMs worldwide.  As of the date of this filing, we have  received purchase orders for our battery modules and heavy-duty electric drive systems from OEMs of electric and hybrid buses.

Our total revenues decreased by $738,583, or 95%, to $38,067 for the three months ended March 31, 2010 as compared to $776,650 for the three months ended March 31, 2009.  We reported a net loss of $1,000,346 for the three months ended March 31, 2010 as compared to a net loss of $602,528 for the three months ended March 31, 2009.  The decline in our financial performance during the first quarter of 2010 is a result of the lack of vehicle sales during the three months ended March 31, 2010 as compared to the sales of two vehicles and a battery charger during the three months ended March 31, 2009.  The lack of sales during the three months ended March 31, 2010 is a direct result of a lack in working capital during the three months ended March 31, 2010.

All of our revenues for the three months ended March 31, 2009 were from the sale of a battery charger and one electric truck to the City of Los Angeles and one electric truck to the AQMD. During the three months ended March 31, 2010, 92% of our revenues were derived from progress work on the Lithium-ion Grant and the remaining 8% of revenues were from the sale of parts to a commercial customer.  The revenues and costs associated with the Lithium-ion Grant are recorded as contract revenues and costs. As such, the costs associated with the development of our demonstration vehicle are recorded as “contract costs,” not as research and development expenses.

During the three months ended March 31, 2010, we received purchase orders in the aggregate amount of $172,018 from two customers for our flux vector motor controllers and a purchase order from an international customer in the amount of $152,218 for our electric drive systems.

While $2,406,200 of our current backlog of $2,747,856 for our heavy-duty electric vehicles is attributable to our outstanding purchase order from the City of Los Angeles, we are actively pursuing a more diversified customer base and we believe that we will sell, in the aggregate, over 500 of our heavy-duty electric vehicles to customers other than the AQMD or the City of Los Angeles by December 31, 2011.  We anticipate that a majority of future sales of our heavy-duty electric vehicles will be made directly to end users, such as large terminal operators, shipping companies and OEMs, rather than directly to governmental agencies such as the AQMD and the City of Los Angeles.  Our expectation that a majority of future sales of our heavy-duty electric vehicles will be made directly to end users is based, in part, on the results of our initial test of the Nautilus XE30 powered by lithium-ion batteries and our agreement with Autocar LLC, or Autocar, to collaborate on the development, marketing and sale of on-highway Class 7 and Class 8 zero emissions electric vehicles.  In addition, we expect to use Autocar’s existing authorized dealer network to sell our heavy-duty electric vehicles.  Our expectations regarding future customers are also based on our current on-going discussions with potential customers located in Canada, Asia, Latin America and Europe, and additional governmental incentives and funding that we believe will become available for electric vehicles, which, in turn, are expected to improve the competitive advantage of our electric vehicles.

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

Product Warranties

We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale.  We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of March 31, 2010 and December 31, 2009, we had no warranty reserve nor did we incur warranty expenses during the quarterly periods ended March 31, 2010 or 2009.

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

Impairment of Long-Lived Assets

The Financial Accounting Standards Board, or FASB, has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of our long lived assets at March 31, 2010 or December 31, 2009.

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

Results of Operations

We have based our financial statements on the assumption of our operations continuing as a going concern.  As of March 31, 2010, we had a working capital deficiency of $898,282, an accumulated deficit of $12,036,606 and reported a net loss for the quarter ended March 31, 2010 of $1,000,346, which raise substantial doubt about our ability to continue as a going concern. Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which are expected to help provide us with the liquidity necessary to meet operating expenses.

During July, September and October 2008, Balqon California raised approximately $1,885,000 in connection with private placements of convertible promissory notes, common stock and warrants.  During December 2008, we raised $210,000 in connection with a private placement of our common stock and warrants. During March 2009 and June 2009, we raised an aggregate of $1,000,000 in connection with a private placement of convertible notes and warrants.  Between February 5, 2010 and April 12, 2010, we raised $1,500,000 in connection with a private placement of convertible notes and warrants.

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

The tables presented below, which compare our results of operations for the three months ended March 31, 2009 and 2010, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

	Three Months Ended March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended March 31,
	2010	2009	Favorable (Unfavorable)	Favorable (Unfavorable)	2010	2009
Net revenues	$38,067	$776,650	$(738,583)	(95)%	100%	100%
Cost of revenues	37,593	747,620	710,027	95%	99%	96%
Gross profit	475	29,030	(28,555)	(98)%	1%	4%
Operating and interest expenses	1,000,821	631,558	(369,263)	(58)%	2,629%	81%
Net loss	$(1,000,346)	$(602,528)	$(397,818)	66%	(2,628)%	(78)%

Net Revenues.  The decrease in revenues is a result of the lack of sales of our electric vehicles during the three months ended March 31, 2010 as compared to the sales of two vehicles and a battery charger during the three months ended March 31, 2009. During the three months ended March 31, 2010, our revenues included contract revenues of $34,874 from progress work toward completion of the Lithium-Ion Grant.

Gross Profit.  During the three months ended ending March 31, 2010, costs of revenues decreased by $710,027 largely due to the lack of sales. The gross profit margin of 3% during the three months ended March 31, 2010 is comprised of a 15% gross margin on the sale of $3,193 of parts, reduced by a zero gross profit on the Lithium-Ion Grant. The gross profit of 4% realized during the three months ended March 31, 2009 is comprised of a 12.2% gross profit on the sale of vehicles and parts, offset by 4% direct labor and 4.4% manufacturing overhead costs.  We anticipate that our gross profit margin will be approximately 18% of net revenues for the year ending December 31, 2010 based on current cost data for the remaining 11 electrical vehicles that must be delivered under the City of Los Angeles Agreement and the pricing of orders we expect to receive during 2010.

Operating and Interest Expenses.  The increase in operating and interest expenses was comprised of a $199,254 increase in general & administrative expenses, a $4,598 increase in research & development expenses, a $9,901 increase in depreciation and amortization, and a $155,509 increase in interest expenses.

The $199,254 increase in general and administrative expenses is attributable to several factors, including an increase in consulting fees of $232,080 for investor relations and finder services,  an increase in salaries, wages and benefits of $74,674, an increase in travel expenses of $29,648 due to increased marketing activities; offset by a decrease of $138,832 in expenses for legal, accounting, audit and professional fees, offset by other net increases of $1,684.

Interest expense during the three months ended March 31, 2010 increased by $155,509, due to interest costs incurred in connection with our credit facility with Bridge Bank, interest incurred on $2,300,000 in principal of our 10% unsecured subordinated convertible promissory notes and $122,219 of amortization of the beneficial conversion feature interest cost incurred on our issuance of convertible notes and warrants.

While our general and administrative expenses are expected to increase over the near term, these expenses as a percentage of net revenues are expected to decrease as we increase our net revenues.  We expect that over the near term, our general and administrative expenses will increase as a result of increased management personnel, opening of new manufacturing facilities, additional operational personnel to manufacture electric vehicles, increased legal and accounting fees associated with increased corporate governance activities in response to the Sarbanes-Oxley Act of 2002 and recently adopted rules and regulations of the Securities and Exchange Commission, or SEC, and the filing of a registration statement with the SEC.

Liquidity and Capital Resources

During the three months ended March 31, 2010, we funded our operations primarily with cash flow from financing activities, which included the issuance of secured and unsecured debt and the issuance of equity securities.  As of March 31, 2010, we had a working capital deficiency of $898,282 as compared to a working capital deficiency of $1,563,117 at December 31, 2009.  At March 31, 2010 and December 31, 2009 we had an accumulated deficit of $12,036,606 and $11,036,260, respectively, and cash and cash equivalents of $527,284 and $118,635, respectively.

During 2009, under the terms of the City of Los Angeles Agreement, we were issued an advance in the amount of $1,159,601 against a purchase order for 25 electric vehicles issued under the City of Los Angeles Agreement.

Our available capital resources at March 31, 2010 consisted primarily of approximately $527,284 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities for the three months ended March 31, 2010 was $776,023 as compared to $844,043 of cash used in operating activities for the three months ended March 31, 2008, and includes a net loss of $1,000,346, depreciation and amortization of $33,139, fair value of common stock and warrants of $222,000, amortization of note discount of $112,219 and net decrease in operating assets and liabilities of $143,035.  Material changes in asset and liabilities at March 31, 2010 as compared to December 31, 2009 that affected these results include:

•	a decrease in accounts receivable of $164,077;
•	an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $34,224;
•	an increase in inventory of $236,840;
•	a decrease in prepaid expenses of $16,636; and
•	a net decrease in accounts payable and accrued expenses of $52,034.

Cash used in investing activities totaled $2,178 for the three months ended March 31, 2010 as compared to $8,986 of cash used in investing activities for the three months ended March 31, 2009.

Cash provided by financing activities totaled $1,186,850 for the three months ended March 31, 2010 as compared to $537,163 for three months ended March 31, 2009.

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

Between February 5, 2010 and April 12, 2010, we raised an aggregate of $1,500,000 through the issuance of convertible notes to 11 accredited investors (of which $1,300,000 was raised during the three months ended March 31, 2010).  The convertible notes are convertibles into an aggregate of 1,999,993 shares of our common stock.  In connection with this offering, we also issued three-year warrants to purchase an aggregate of 1,999,993 shares of common stock at an exercise price of $0.50 per share.

We are obligated under registration rights agreements related to above described private placement to file a registration statement with the SEC, registering for resale the shares of common stock underlying the convertible notes and warrants issued in the private placement transactions consummated between March 2009 and April 2010.

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association, or the Bridge Bank Agreement.  The Bridge Bank Agreement, as amended to date, provides us with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000.

The credit facility is formula-based and generally provides that the outstanding borrowings under the credit facility may not exceed an aggregate of 80% of eligible accounts receivable.  We must immediately pay any advance made under the credit facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  Interest on the credit facility is payable monthly.  As of March 31, 2010, there were no borrowings outstanding under the facility and availability under the credit facility was $3,078.  As of December 31, 2009, eligible accounts receivable was $167,925 and availability under the credit facility was $6,190.

The interest rate on our credit facility is variable and is adjusted monthly based on the per annum prime rate as published by Bridge Bank plus two percentage points, subject to a minimum rate of 6.0% per annum.

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

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.  As indicated above, our financial statements as of March 31, 2010 and December 31, 2009 and for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at March 31, 2010 we had an accumulated deficit of $12,036,606.  These factors, among others, raised substantial doubt about our ability to continue as a going concern and, with respect to our financial position on December 31, 2009, led our independent registered public accounting firm to include in their report an explanatory paragraph related to our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Backlog

As of May 7, 2010, we had a backlog of approximately $2,747,856.  Our backlog includes $2,406,200 from a contract to produce and deliver six electric yard tractors and five electric short-haul tractors (and associated equipment), flux vector motor controllers, drive systems and battery modules. We believe that products in our backlog will be shipped by December 31, 2010. Our backlog includes an order in the amount of $152,218 from an international customer to purchase our electric drive systems and orders in the aggregate amount of $172,018 from two customers to purchase our flux vector motor controllers.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective in fiscal years beginning on or after June 15, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  We believe the adoption of this new guidance will not have a material impact on our financial statements.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements to add new disclosure requirements for significant transfers in and out of Level 1 and 2 measurements and to provide a gross presentation of the activities within the Level 3 roll-forward.   The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 roll-forward on a gross basis, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance was limited to the form and content of disclosures, and will not have a material impact on our results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Not applicable.

ITEM 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2010 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and under “Risk Factors” in our Annual Report on Form 10-K for December 31, 2009 filed with the SEC on March 31, 2010, which could materially affect our business, financial condition and results of operations.  The risks described below and in our Annual Report on Form 10-K for December 31, 2009 filed with the SEC on March 31, 2010, are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. Unregistered sales of Equity Securities and Use of Proceeds

On February 2, 2010, we issued 200,000 shares of its common stock to an accredited investor in consideration of consulting services (for investor relations) to be rendered between February 2010 and August 2010.

Between February 5, 2010 and April 12, 2010, we entered into agreements with 11 accredited investors for the sale by us of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of our common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, we issued to these investors three-year warrants to purchase an aggregate of 1,999,993 shares of common stock at an exercise price of $0.50 per share.  The proceeds of $1,500,000 are allocated to working capital.  In connection with the sale of certain of the 10% Unsecured Subordinated Convertible Promissory Notes, we (i) paid $12,000 in finder’s fees and (ii) issued three year warrants to purchase 15,999 shares of our common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.  In addition, on March 5, 2010, in connection with the sale of $500,000 in principal amount of our 10% Unsecured Subordinated Convertible Promissory Notes, we granted to a certain accredited investor a right to buy, on or before May 15, 2010, up to an additional $500,000 in principal amount of our 10% Unsecured Subordinated Convertible Promissory Notes convertible into up to 666,666 shares of common stock at a conversion price of $0.75 per share and warrants exercisable into 666,666 shares of common stock at an exercise price of $0.50 per share for an aggregate purchase price of $500,000, which right was not exercised on or before May 15, 2010.  In addition, on April 5, 2010, in connection with the sale of an aggregate of $150,000 in principal amount of our 10% Unsecured Subordinated Convertible Promissory Notes, we granted to three accredited investors the right to buy, on or before May 15, 2010, an aggregate of up to an additional $150,000 in principal amount of our 10% Unsecured Subordinated Convertible Promissory Notes convertible into up to 199,998 shares of common stock at a conversion price of $0.75 per share and warrants exercisable into 199,998 shares of common stock at an exercise price of $0.50 per share for an aggregate purchase price of $150,000, which right was not exercised on or before May 15, 2010.

The issuances of our securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering.  This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends.  Each investor was given adequate access to sufficient information about us to make an informed investment decision. Except as set forth above, there were no commissions paid on the sale or issuance of the securities described above.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. (Removed and Reserved).

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit Number	Description
4.1
Form of 10% Unsecured Subordinated Convertible Promissory Notes issued to certain security holders in the aggregate principal amount of $1,500,000, which are convertible into an aggregate of 1,999,993 shares of our common stock (subject to adjustment)(1)

4.2	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 1,999,993 shares of common stock (subject to adjustment)(1)

4.3	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 15,999 shares of common stock in consideration of finder services (subject to adjustment) (*)

31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(*)

32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
_________________________
(*)           Filed herewith.
(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of May, 2010.

BALQON CORPORATION

By:	/S/ BALWINDER SAMRA
Balwinder Samra,
Chairman of the Board, President and
Chief Executive Officer (principal executive officer)

BALQON CORPORATION
EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
4.3	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 15,999 shares of common stock in consideration of finder services (subject to adjustment)

31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002