Form 10-Q
period 2010-06-30
BALQON CORP.
filed 2010-08-16
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer )	☐	Smaller Reporting Company	☒
(do not check if Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of August 13, 2010 was 25,733,348.

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

i

BALQON CORPORATION
QUARTERLY REPORT ON
FORM 10-Q

ii

PART I

ITEM 1.	Condensed Financial Statements

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$69,868	$118,635
Accounts receivable	426,072	167,925
Costs and estimated earnings in excess of billings on uncompleted contracts	34,224	—
Inventories	1,108,893	1,002,748
Prepaid expenses	86,982	53,382
Total current assets	1,726,039	1,342,690
Property and equipment, net	84,810	122,251
Other assets:
Deposits	14,400	14,400
Deferred offering cost	100,000	—
Trade secrets, net	77,904	109,063
Goodwill	166,500	166,500

Total assets	$2,169,653	$1,754,904

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$1,578,512	$1,587,388
Customer deposit	1,159,601	1,159,601
Loan payable, Bank	260,577	128,150
Notes payable to related parties	25,000	25,000
Advances from shareholder	5,018	5,018
Billings in excess of costs and estimated earnings on uncompleted contracts	-	650
Total current liabilities	3,028,708	2,905,807
Convertible notes payable, net of discount	549,587	209,510

Total Liabilities	3,578,295	3,115,317

SHAREHOLDERS’ DEFICIENCY

Common stock, $0.001 par value, 100,000,000 shares authorized, 25,733,348 and 25,518,348 shares issued and outstanding on June 30, 2010 and December 31, 2009, respectively	25,733	25,518

Additional paid in capital	11,392,256	9,650,329
Accumulated deficit	(12,826,631)	(11,036,260)
Total shareholders’ deficiency	(1,408,642)	(1,360,413)

Total liabilities and shareholders’ deficiency	$2,169,653	$1,754,904

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES	$504,351	$1,499,150	$542,418	$2,275,800

COST OF REVENUES	459,010	1,446,069	496,602	2,193,689

GROSS PROFIT	45,341	53,081	45,816	82,111

OPERATING EXPENSES:

General and administrative	419,588	690,825	1,164,967	1,225,234

Research and development	58,575	37,019	124,118	97,964

Depreciation and amortization	41,896	23,638	75,035	46,876

Total operating expenses	520,059	751,482	1,364,120	1,370,074

Loss from operations	(474,718)	(698,401)	(1,318,304)	(1,287,963)

Interest expense	(314,307)	(59,593)	(472,067)	(72,558)

NET LOSS	$(789,025)	$(757,994)	$(1,790,371)	$(1,360,521)

Net loss per share-basic and diluted	$(0.03)	$(0.03)	$(0.07)	$(0.05)

Weighted average shares outstanding, basic and diluted	25,728,515	25,518,348	25,647,237	25,518,348

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (Unaudited)

	Common Stock, $0.001 Par Value		Additional Paid in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, December 31, 2009	25,518,348	$25,518	$9,650,329	$(11,036,260)	$(1,360,413)

Fair value of shares granted for services	200,000	200	207,800	—	208,000

Fair value of warrants granted for services	—	—	19,142	—	19,142

Fair value of beneficial conversion feature and warrants issued with convertible notes	—	—	1,500,000	—	1,500,000

Conversion of notes into common shares	15,000	15	14,985	—	15,000

Net loss	—	—	—	(1,790,371)	(1,790,371)

Balance, June 30, 2010	25,733,348	$25,733	$11,392,256	$(12,826,631)	$(1,408,642)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(1,790,371)	$(1,360,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75,035	46,876
Fair value of common stock granted for services	208,000	—
Fair value of warrants granted for services	19,142	—
Amortization of note discount	355,077	32,000
Changes in operating assets and liabilities:
Accounts receivable	(258,147)	(1,859,475)
Customer advance	—	1,159,601
Costs and estimated earnings in excess of billings on uncompleted contracts	(34,224)	—
Inventories	(106,145)	323,865
Prepaid expenses	(33,599)	(24,281)
Accounts payable and accrued expenses	(8,874)	464,451
Billings in excess of costs and estimated earnings on uncompleted contracts	(650)	58,985
Net cash used in operating activities	(1,574,756)	(1,158,499)

Cash flows from investing activities:
Acquisition of furniture, equipment and software	(6,436)	(14,787)
Net cash used in investing activities	(6,436)	(14,787)

Cash flows from financing activities:
Proceeds from (payment of) loan payable, Bank	132,425	770,500
Refund of building deposit	—	15,368
Proceeds from notes payable, related parties	—	—
Payment of notes payable, related parties	—	(50,875)
Proceeds from issuance of unsecured convertible notes	1,500,000	1,000,000
Deferred offering cost	(100,000)	—
Advances from shareholder	—	(20,287)
Net cash provided by financing activities	1,532,425	1,714,706

Increase (decrease) in cash and cash equivalents	(48,767)	541,420
Cash and cash equivalents, beginning of period	118,635	355,615
Cash and cash equivalents, end of period	$69,868	$897,035

Supplemental cash flow information
Interest Paid	$50,723	$40,558
Income taxes Paid	$—	$—
Supplemental schedule of non cash financing and investing activities
Fair value of beneficial conversion feature and warrants issued with convertible notes	$1,500,000	$1,000,000
Conversion of convertible notes into shares of the Company’s common stock	$15,000	$—

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

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

Going Concern

For the six months ended June 30, 2010, the Company recorded a net loss of $1,790,371, utilized cash in operations of $1,574,756, and had a working capital deficit of $1,302,669 and a shareholders’ deficiency of $1,408,642 as of June 30, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.  The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months, as they relate to the production of its products will continue to be significant.  If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.  Subsequent to June 30, 2010, the Company raised $525,000 through the sale of units consisting of convertible promissory notes and warrants (see Note 11).

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2009 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2009 and 2008 to Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 30, 2010. These financial statements should be read in conjunction with that report.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Material estimates relate to the recognition of contract revenues and estimated costs to complete contracts in- process and recoverability of reported amounts of long-lived assets.  Actual results may differ from those estimates.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

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

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale.  The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of June 30, 2010, the Company had no warranty reserve nor did it incur warranty expenses during the six month periods ended June 30, 2010 or 2009.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Inventories consist of the following:

	June 30, 2010 (Unaudited)	December 31, 2009
Raw materials	$1,108,893	$948,583
In-transit	—	54,165
Total	$1,108,893	$1,002,748

Deferred Offering Costs

The Company capitalizes legal and other direct costs incurred in connection with offerings of its common stock or convertible notes payable.  Such costs will be recorded as either an offset to paid in capital, or as a financing cost, upon completion of the offering of these instruments.  If the offering is not completed, or is abandoned, such costs will be expensed.

Goodwill and Intangible Assets

Management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

Management tests goodwill for impairment at the reporting unit level.  The Company has only one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment of the Company may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for the Company.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to the total market capitalization of the Company. The discounted cash flow valuation methodology and calculations was used in 2009 impairment testing.  The Company’s first measurement period was in the fourth quarter of 2009 and the Company determined that there were no indicators of impairment of its recorded goodwill or intangibles.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

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

Impairment of Long-Lived Assets

The Financial Accounting Standards Board (“FASB”) has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of the Company’s long lived assets during the years ended December 31, 2009 and 2008.  Based upon management’s assessment, there were no indicators of impairment of the Company’s long-lived assets at June 30, 2010 or December 31, 2009.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period.  Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive.  Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants.  As of June 30, 2010, common stock equivalents comprised of options exercisable into 3,041,728 shares of the Company’s common stock, warrants exercisable into 5,730,179 shares of the Company’s common stock and notes convertible into 2,984,993 shares of the Company’s common stock.  For the three and six month periods ended June 30, 2010 and 2009, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board (“FASB”). The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Financial Assets and Liabilities Measured at Fair Value

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Financial assets recorded at fair value in the balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.  Authoritative guidance provided by the FASB defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3	Unobservable inputs based on the Company’s assumptions.

The Company has no fair value items required to be disclosed.

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

For the six months ended June 30, 2010, 59% of total revenues were from one customer, the City of Los Angeles.  For the six months ended June 30, 2009, all revenues were from contracts with the City of Los Angeles and the South Coast Air Quality Management District (“AQMD”).

For the six months ended June 30, 2010, 24% of costs of revenue were to one vendor.  At June 30, 2010, accounts payable to the largest vendor represented 34% of total accounts payable balances. Accounts payable to other two largest vendors represented 31% and 5%, respectively, of total accounts payable.

At June 30, 2010, accounts receivable from the largest customer represented 99% of the total accounts receivable balance.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In April 2010, the FASB issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard on January 1, 2011, the effect of this guidance will be limited transactions consummated after that date. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance only requires additional disclosure, it has not had, and will not have, an impact on the financial position or results of operations of the Company.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

NOTE 2 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

In May 2009, the Company received a grant of up to $400,000 from the City of Los Angeles to reimburse the Company for costs incurred in connection with the installation, demonstration and evaluation of lithium-ion powered battery packs in two of the Company’s heavy-duty electric vehicles.  Reimbursement of up to $360,000 of the costs incurred shall be payable to the Company upon the successful demonstration of the use of lithium-ion batteries in a Nautilus XE30 and a Nautilus XE20, and reimbursement of up to $40,000 of the costs incurred shall be payable to the Company upon completion of testing required under the terms of the grant.  This contract is being accounted for under the percentage of completion method.  At June 30, 2010 and December 31, 2009, the contract was estimated to be approximately 99% and 90% complete, respectively.

The asset, “costs in excess of billings and estimated earnings on uncompleted contracts” and the liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents costs incurred or billings in excess of revenue recognized at June 30, 2010 and December 31, 2009 as follows:

	June 30, 2010 (Unaudited)	December 31, 2009
Costs incurred on uncompleted contracts	$394,224	$359,350
Estimated earnings	—	—
	394,224	359,350
Less, billings to date	360,000	360,000
	$34,224	$(650)
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,224	$—
Billings in excess of costs and estimated earnings on uncompleted contracts	$—	$650

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

	June 30, 2010 (Unaudited)	December 31, 2009
Computer equipment and software	$103,749	$100,742
Office furniture	28,484	27,704
Equipment	30,353	27,704
Leasehold improvements	21,711	21,711
Total property and equipment, cost	184,297	177,861
Less: accumulated depreciation	(99,487)	(55,610)
Property and equipment, net	$84,810	$122,251

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2010 and 2009 was $43,877 and $15,715, respectively.

NOTE 4 – NOTES PAYABLE—RELATED PARTIES, UNSECURED

Notes payable to related parties, unsecured, consists of the following at:

	June 30, 2010 (Unaudited)	December 31, 2009
Note payable to a shareholder, issued in connection with the acquisition of EMS, unsecured, interest at the prime rate per annum, payable on October 15, 2010, plus accrued interest	$25,000	$25,000
Total notes payable	$25,000	$25,000

NOTE 5 – LOAN PAYABLE – BRIDGE BANK

On February 25, 2009, the Company executed a Business Financing Agreement (the “Credit Agreement”) with Bridge Bank, National Association (the “Lender”). The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000 (the “Credit Facility”). The Credit Facility is formula-based and generally provides that the outstanding borrowings under the Credit Facility may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  The Credit Facility is secured by a continuing first priority security interest in all the Company’s personal property (subject to customary exceptions).  Interest on the Credit Facility is payable monthly, at the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum (6% at June 30, 2010).  The Credit Agreement may be terminated at any time by either party to the Credit Agreement.

At June 30, 2010 there was $260,577 outstanding and $80,281 was available under the terms of the Credit Facility. At December 31, 2009, $128,150 was outstanding and $6,190 was available under the terms of the Credit Facility.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

NOTE 6 – SUBORDINATED UNSECURED CONVERTIBLE PROMISSORY NOTES

The amounts payable under these notes, less note discount related to the beneficial conversion feature and warrants issued with the convertible notes on June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010 (Unaudited)	December 31, 2009
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012	$985,000	$1,000,000
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012	1,500,000
Notes payable	2,485,000	1,000,000
Less: note discount	(1,935,413)	(790,490)
Total notes payable, net	$549,587	$209,510

Between March 25, 2009 and June 23, 2009, the Company entered into agreements with 34 accredited investors for the sale by the Company of an aggregate of $1,000,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the three months ending on June 30, 2010, $15,000 in principal amount of these notes were converted to 15,000 shares of the Company’s common stock. On June 30, 2010, $985,000 in principal was outstanding under these notes.

The Company determined that the relative fair value of the warrants was $639,061.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the initial fair value of the beneficial conversion feature was approximately $360,939. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 54.39%, a risk free interest rate of 1.15%, and no expected dividend yield. The relative value of the warrants of $639,061 and the beneficial conversion feature of $360,939 was recorded by the Company as a loan discount of $1,000,000, which the Company is amortizing to interest expense over the life of the notes. As of June 30, 2010, the unamortized balance of the note discount was $610,104.

Between February 5, 2010 and March 31, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,300,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,773,329 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,773,329 shares of the Company’s common stock at an exercise price of $0.50 per share.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

NOTE 6 – SUBORDINATED UNSECURED CONVERTIBLE PROMISSORY NOTES (Continued)

The Company determined that the relative fair value of the warrants was $633,269.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the initial fair value of the beneficial conversion feature was approximately $666,731. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield. The relative value of the warrants of $633,269 and the beneficial conversion feature of $666,731 was recorded by the Company as a loan discount of $1,300,000, which the Company is amortizing to interest expense over the life of the notes. As of June 30, 2010, the unamortized balance of the note discount was $1,144,804.

Between April 5 and 12, 2010, the Company entered into agreements with three accredited investors for the sale by the Company of an aggregate of $200,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 266,664 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 266,664 shares of the Company’s common stock at an exercise price of $0.50 per share.

The Company determined that the relative fair value of the warrants was $77,907.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the initial fair value of the beneficial conversion feature was approximately $122,093. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield. The relative value of the warrants of $77,907 and the beneficial conversion feature of $122,093 will be recorded by the Company as a loan discount of $200,000, which the Company will amortize to interest expense over the life of the notes. As of June 30, 2010, the unamortized balance of the note discount was $180,505.

At June 30, 2010 the total discount of $1,935,413 is offset against the balance of the convertible notes for financial statement presentation. At December 31, 2009 the total discount of $790,490 is offset against the balance of the convertible notes for financial statement presentation. During the six months ended June 30, 2010 and June 30, 2009, amortization of loan discount was $355,077 and none, respectively.

NOTE 7 – INCOME TAXES

At June 30, 2010, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $12,000,000 for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018.

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

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

NOTE 7 – INCOME TAXES (Continued)

Significant components of the Company’s deferred income tax assets are as follows:

	June 30, 2010 (Unaudited)	December 31, 2009
Deferred income tax asset:
Net operating loss carryforward	$4,776,000	$4,374,000
Valuation allowance	(4,776,000)	(4,374,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	June 30, 2010 (Unaudited)	December 31, 2009
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(5.8)%	(5.8)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

The Company adopted authoritative guidance issued by the GAAP which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as June 30, 2010 and December 31, 2009, the Company does not have a liability for unrecognized tax benefits.

NOTE 8 – SHAREHOLDERS’ DEFICIENCY

On February 2, 2010, the Company issued 200,000 shares of its common stock in consideration of consulting services rendered, or to be rendered, from February 1, 2010 through July 31, 2010. The aggregate fair value of these shares was determined to be $208,000 based on the closing price of the Company’s shares on February 2, 2010.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock Options

At June 30, 2010, options shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2010	4,562,592	$2.00
Granted	—	—
Exercised	—	—
Expired	(1,520,864)	1.50
Balance at June 30, 2010	3,041,728	$2.25

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$2.00	1,520,864	$2.00	1.27	1,520,864	$2.00
$2.50	1,520,864	$2.50	2.28	1,520,864	$2.50
	3,041,728			3,041,728

At June 30, 2010, the aggregate intrinsic value of the 3,041,728 options outstanding and exercisable was zero.  At June 30, 2010, all options were vested and there were no unvested options outstanding.

Warrants

At June 30, 2010, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2010	3,947,247	$1.50
Granted	2,025,995	$0.50
Exercised	—	—
Expired	(243,062)	$1.50
Balance at June 30, 2010	5,730,179	$1.23

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

Between February 5, 2010 and April 12, 2010, the Company raised an aggregate of $1,500,000 through the issuance of its 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment, to 7 accredited investors.  In connection with this offering, the Company also issued three-year warrants to purchase an aggregate of 1,999,993 shares of common stock at an exercise price of $0.50 per share.  In connection with the sale of certain of the 10% Unsecured Subordinated Convertible Promissory Notes, the Company issued three year warrants to  purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.

In May, 2010, the Company entered into an agreement for financial public relations services pursuant to which the Company may issue three-year warrants to purchase an indeterminate number of shares of common stock of the Company at an exercise price of $1.00 per share based upon certain performance based benchmarks.  At June 30, 2010, the Company had issued warrants to purchase 10,000 shares of its common stock pursuant to this agreement.

The following table summarizes information about stock warrants outstanding and exercisable as of June 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.50	2,015,992	$0.50	2.5	2,015,992	$0.50
$1.00	10,000	$1.00	3.0	10,000	$1.00
$1.50	3,095,000	$1.50	1.7	3,095,000	$1.50
$2.00	304,592	$2.00	1.1	304,592	$2.00
$2.50	304,595	$2.50	2.1	304,595	$2.50
	5,730,179			5,730,179

At June 30, 2010, the aggregate intrinsic value of the warrants outstanding and exercisable was zero.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

City of Los Angeles Agreement

On June 26, 2008, the Company entered into an agreement with the City of Los Angeles to manufacture and deliver 20 electric yard tractors, 5 short-haul electric tractors, and associated equipment including chargers, batteries and controllers for a total of $5,383,750.

As of June 30, 2010, the Company had delivered 14 electric yard tractors and one short-haul electric tractor to the City of Los Angeles. The Company expects to deliver the remaining 6 electric yard tractors, 4 short-haul electric tractors and associated equipment to the City of Los Angeles by December 31, 2010.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

City of Los Angeles Agreement (continued)

Of the Company’s backlog of $2,136,058 on June 30, 2010, $2,086,670 was attributable to the 10 electric vehicles and associated parts the Company is required to deliver under its agreement with the City of Los Angeles.

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

NOTE 11 - SUBSEQUENT EVENTS

Sale of 10% Senior Secured Convertible Debentures

On July 29, 2010, the Company entered into agreements with 18 accredited investors for the sale by the Company of an aggregate of $525,000 of 10% Senior Secured Convertible Debentures (the “Debentures”) which are convertible into an aggregate of 700,000 shares of the Company’s common stock at a conversion  price of $0.75 per share of common stock, subject to adjustment.  In connection with this offering, the Company also issued warrants to purchase an aggregate of 525,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment, to the investors.    The Company paid placement agent fees of approximately $57,750, consisting of a cash commission of $42,000 and a non-accountable expense allowance of $15,750, and issued five-year placement agent warrants to purchase an aggregate of 42,000 shares of the Company’s common stock at an exercise price of $0.75 per share in connection with the offering.  The proceeds of $525,000, less $57,750 paid to the placement agent, less other expenses, are allocated to working capital.  The Debentures are secured under the terms of a Security Agreement by a security interest in all of the Company’s personal property. The Company is in the process of analyzing the accounting effect of the recording of the convertible notes and warrants.

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

Overview

We design, assemble and market zero-emissions heavy-duty electric vehicles for use in the transportation of containers and heavy loads at facilities such as marine terminals, rail yards, industrial warehouses, intermodal facilities, military bases and industrial plants.  We currently sell our heavy-duty electric vehicles for use at the Port of Los Angeles and have also sold a heavy-duty electric vehicle for use in a demonstration program to the California South Coast Air Quality Management District, or AQMD.  We also design, assemble and market components for electric vehicles including flux vector motor controllers (which control the speed of an electric motor by varying the input frequency and voltage from a vehicle’s batteries), electric drive systems (each system includes an electric motor, a flux vector motor controller, a transmission assembly and related propulsion software) and battery modules (which features our proprietary battery management system, or BMS, an electronic device mounted on each battery cell to monitor the state of charge of the battery, including its temperature, voltage and current during charge and discharge cycles) to original equipment manufacturers, or OEMs, of automotive products.

In May 2008, we received a purchase order from the AQMD for one of our Nautilus E20 heavy-duty electric yard tractors.  We delivered a Nautilus E20 to the AQMD in March 2009.  In June 2008, we received a purchase order from the City of Los Angeles for 20 Nautilus E20 heavy-duty electric yard tractors and five Nautilus E30 short-haul tractors.  The purchase order from the City of Los Angeles is pursuant to an agreement with the City of Los Angeles, dated June 26, 2008, or City of Los Angeles Agreement.  Previously, we believed that we would deliver the 25 Nautilus tractors ordered under the City of Los Angeles purchase order by December 31, 2009.  However, primarily due to working capital constraints, we have revised our initial forecast, and we now believe that we will deliver the remaining 6 Nautilus XE20s and 4 Nautilus XE30s to the City of Los Angeles by December 31, 2010.

On October 24, 2008, we completed an Agreement and Plan of Merger, or Merger Transaction, with Balqon Corporation, a California corporation, or Balqon California, and changed our name from BMR Solutions, Inc. to Balqon Corporation.  Upon completion of the Merger Transaction, we acquired the business of Balqon California.

In May 2009, we received a grant of up to $400,000 from the City of Los Angeles to reimburse us for costs we incur in connection with the installation, demonstration and evaluation of lithium-ion powered battery modules in two of our zero emissions Nautilus vehicles, or Lithium-ion Grant.  In 2009, we released our lithium-ion battery powered product line of heavy-duty electric trucks and tractors with the capability to transport over 30 tons of load in off-highway and on-highway applications.  In 2009, we also upgraded all our heavy-duty electric vehicles from lead acid batteries to lithium-ion batteries.  Prior to the incorporation of lithium-ion battery modules into our electric vehicles, our Nautilus product line featured predecessors of the Nautilus XE20 and Nautilus XE30, the Nautilus E20 and Nautilus E30, respectively, which were powered by lead acid battery modules.  As of the date of this report, our product portfolio features two products in our Nautilus product line, the Nautilus XE20, a heavy-duty electric yard tractor, and the Nautilus XE30, a heavy-duty electric short-haul tractor.  In addition, our product portfolio features  a heavy-duty Class 7 and Class 8 electric truck, the Mule M150, which is designed as a zero emissions solution to transport loads of up to 7 tons in short-haul on-highway applications.  During the remainder of 2010, we plan to add medium duty electric trucks to our existing product line, and thereby expand our product offerings in domestic and international markets.

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

In March 2010, we completed the design and testing of our proprietary BMS, which monitors battery condition and balances battery cells during charge and discharge cycles.  Our proprietary software allows our BMS to be used on any battery cell chemistry.  We use our proprietary BMS in all our heavy-duty electric vehicles.  In addition, we market our battery modules to other OEMs worldwide.  As of the date of this filing, we have  received purchase orders for our battery modules and heavy-duty electric drive systems from OEMs of electric and hybrid buses.

In May 2010, we successfully demonstrated use of our Nautilus XE20 in a three shift operation at a warehousing facility utilizing a fast charger facilitated by our proprietary BMS that has the ability to charge our vehicles in less than two hours.

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

During the three months ended June 30, 2010, we expanded our sales force to include dealers in Costa Rica.  In June 2010, we entered into an agreement with Electric Cars of Costa Rica S.A., a leading distributor of electric cars, neighborhood electric vehicles (NEV) and light duty on-road trucks in Costa Rica, under which Electric Cars of Costa Rica S.A. agreed to distribute our heavy-duty electric vehicles and drive systems in Costa Rica.  Electric Cars of Costa Rica has also agreed to provide servicing and parts for our products in throughout Costa Rica.  In July 2010, we entered into an agreement with MOL Transport Solutions, a leading manufacturer of port and material handling equipment in Europe, under which MOL Transportation Solutions agreed to distribute our heavy-duty electric vehicles in Europe.  MOL Transportation Solutions also agreed to provide servicing and parts for our products in the Europe.  In July 2010, we entered into an agreement with Km Verde, a Grupo Arcano company that is a distributor of electric cars, buses and light duty trucks in Spain, under which Km Verde agreed to distribute our heavy-duty electric vehicles and drive systems to OEMs in Spain.

During the six months ended June 30, 2010, we have demonstrated the performance of our Nautilus XE20 to a large automotive company, a marine terminal and several warehouses and we expect these demonstrations to result in an increase in our domestic sales.

During the three months ended June 30, 2010, we delivered one electric vehicle to the Port of Los Angeles pursuant to the City of Los Angeles Agreement.  Our sales of electric vehicles during the six months ended June 30, 2010 was limited to only one electric vehicle due to significant working capital constraints.  During the six months ended June 30, 2010, we also sold our drive systems to an international OEM of electric buses and trucks for use in inner city hybrid buses and our flux vector motor controllers to a domestic manufacturer of inner city electric buses.

During the six months ended June 30, 2010, 52% of our revenues were derived from the sale of an electric vehicle to the Port of Los Angeles under the terms of the City of Los Angeles Agreement, 26% of our sales were derived from shipment of our drive systems to international OEM of hybrid buses and trucks, 15% of revenues were derived from sales of our flux vector motor controllers to an electric bus manufacturer, and the remaining 7% of revenues were derived from progress work on the Lithium-ion Grant.  The revenues and costs associated with the Lithium-ion Grant are recorded as contract revenues and costs. As such, the costs associated with the development of our demonstration vehicle are recorded as “contract costs,” not as research and development expenses.

While $2,086,670 of our current backlog of $2,136,058 is attributable to our outstanding purchase order from the City of Los Angeles, we anticipate that a majority of future sales of our heavy-duty electric vehicles will be made directly to end users, such as large terminal operators, shipping companies and OEMs, rather than directly to governmental agencies such as the AQMD and the City of Los Angeles. Our expectation that a majority of our future sales of our heavy-duty electric vehicles will be made directly to end users is based, in part, on the results of our initial test of the Nautilus XE30 powered by lithium-ion batteries and our agreement with Autocar LLC, or Autocar, to collaborate on the development, marketing and sale of on-highway Class 7 and Class 8 zero emissions electric vehicles.  In addition, we expect to use Autocar’s existing authorized dealer network to sell our heavy-duty electric vehicles.  Our expectations regarding future customers are also based on our current on-going discussions with potential customers located in Canada, Asia, Latin America and Europe, and additional governmental incentives and funding that we believe will become available for electric vehicles, which, in turn, are expected to improve the competitive advantage of our electric vehicles.  During the six months ended June 30, 2010, we increased our efforts in soliciting and, promoting governmental grants that are applicable to our products and technologies.

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

We determine whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when we place the products with the buyer’s carrier.  We regularly review our customers’ financial positions to ensure that collectability is reasonably assured.  Except for warranties, we have no post-sales obligations.

Product Warranties

We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale.  We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of June 30, 2010 and December 31, 2009, we had no warranty reserve nor did we incur warranty expenses during the quarterly periods ended June 30, 2010 or 2009.

Stock-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board, or FASB. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

Goodwill and Intangible Assets

Management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred.   Management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

Management tests goodwill for impairment at the reporting unit level.  We only have one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital, or WACC, methodology. The WACC methodology considers market and industry data as well as Balqon-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Balqon-specific historical and projected data, develops growth rates and cash flow projections for Balqon.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to our total market capitalization. The discounted cash flow valuation methodology and calculations will be used in 2009 impairment testing.  Our first impairment test of the goodwill and trade secrets we acquired from Electric MotorSports, LLC in September 2008 was conducted during the fourth quarter of 2009.  This impairment test did not indicate that the goodwill and trade secrets we acquired from EMS were impaired as of December 31, 2009.

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

Impairment of Long-Lived Assets

The FASB has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of our long lived assets at June 30, 2010 or December 31, 2009.

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

Results of Operations

We have based our financial statements on the assumption of our operations continuing as a going concern.  As of June 30, 2010, we had a working capital deficiency of $1,302,669, an accumulated deficit of $12,826,631 and reported a net loss for the six month ended June 30, 2010 of $1,790, 371, which raise substantial doubt about our ability to continue as a going concern.  Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which are expected to help provide us with the liquidity necessary to meet operating expenses.

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

Between February 5, 2010 and April 12, 2010, we raised $1,500,000 in connection with a private placement of convertible notes and warrants.  On July 29, 2010, we raised $525,000 in connection with a private placement of senior secured convertible debentures and warrants.  Over the longer-term, we plan to achieve profitability through our operations from the sale of our heavy-duty electric vehicles and drive systems.  Our financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

The tables presented below, which compare our results of operations for the three months ended June 30, 2010 and 2009, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•
The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenues.

	Three Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2010	2009
Net revenues	$504,351	$1,499,150	$(994,799)	(66.4)%	100%	100%
Cost of revenues	459,010	1,446,069	987,059	68.3%	91%	96%
Gross profit	45,341	53,081	(7,740)	1.9%	9%	4%

Operating and interest expenses	834,366	811,075	23,291	2.9%	165%	54%
Net loss	$(789,025)	$(757,994)	$(31,031)	4.8%	(156)%	(51)%

Net Revenues.  The decrease in revenues is a result of the sale of one of our heavy-duty electric vehicles during the three months ended June 30, 2010 as compared to the sales of six vehicles during the three months ended June 30, 2009.  We were unable to sell more than one electric vehicle during the three months ended June 30, 2010 due to significant working capital constraints.  In addition to the revenues derived from the sale of one electric vehicle, our revenues during the three months ended June 30, 2010 included revenues derived from the sale of drive systems and flux vector motor controllers.  In addition to the revenues derived from the sale of six electric vehicles, our revenues during the three months ended June 30, 2009 included revenues derived from the sale of a battery charger and contract revenues.

Gross Profit.  During the three months ended June 30, 2010, costs of revenues decreased by $987,059 largely due to the lack of a significant amount of sales during that period.  The gross profit margin of 9 % during the three months ended June 30, 2010, is comprised of a 9% gross margin on the sale of one truck and of parts. The gross profit of 4% realized during the three months ended June 30, 2009 is comprised of a 12.2% gross profit on the sale of vehicles and parts, offset by 4% direct labor and 4.4% manufacturing overhead costs.  We anticipate that our gross profit margin will be approximately 18% of net revenues for 2010 based on current cost data for the remaining 10 electric vehicles that must be delivered under the City of Los Angeles Agreement, and the pricing of orders we expect to receive during the remainder of 2010.

Operating and Interest Expenses.  The increase in operating and interest expenses was comprised of a $21,556 increase in research and development expenses, a $18,258 increase in depreciation and amortization, and a $254,714 increase in interest expenses, offset by a $271,237 decrease in general and administrative expenses.

The $271,237 decrease in general and administrative expenses is attributable to the following factors, a decrease of $227,367 of reduced expenses for legal, accounting, audit and professional fees and other net decreases of $83,497, offset by an increase in consulting fees of $2,116 for investor relations and investment banking services and an increase in travel expenses of $37,512 due to increased marketing activities.

Interest expense during the three months ended June 30, 2010 increased by $254,714, due to interest costs associated incurred in connection with our credit facility with Bridge Bank, interest incurred on $2,500,000 in principal of our 10% unsecured subordinated convertible promissory notes and $231,858 of amortization of the beneficial conversion feature interest cost incurred on our issuance of convertible notes and warrants.

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

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

The tables presented below, which compare our results of operations for the six months ended June 30, 2010 and 2009, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

	Six Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Six Months Ended June 30,
	2010 (Unaudited)	2009 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2010	2009
Net revenues	$542,418	$2,275,800	$(1,733,382)	(76.2)%	100%	100%
Cost of revenues	496,602	2,193,689	1,697,087	77.4%	92%	96%
Gross profit	45,816	82,111	(36,295)	(44.2)%	8%	4%

Operating and interest expenses	1,836,187	1,442,632	(393,555)	(27.3)%	338%	63%
Net loss	$(1,789,371)	$(1,360,521)	$(429,850)	31.6%	(330)%	(60)%

Net Revenues.  The decrease in revenues is a result of the sale of only one electric vehicle during the six months ended June 30, 2010 as compared to the sales of seven electric vehicles during the six months ended June 30, 2009. We were unable to sell more than one electric vehicle during the six months ended June 30, 2010 due to significant working capital constraints.  In addition to the revenues derived from the sale of one electric vehicle, our revenues during the six months ended June 30, 2010 included revenues derived from the sale of drive systems, flux vector motor controllers, part sales and contract revenues of $34,874 from progress work toward completion of the Lithium-Ion Grant.  In addition to the revenues derived from the sale of seven electric vehicles, our revenues during the three months ended June 30, 2009 included revenues derived from the sale of a battery charger and contract revenues.

Gross Profit.  During the six months ended June 30, 2010, costs of revenues decreased by $1,697,087 largely due to the lack of a significant amount of sales during that period. The gross profit margin of 8% during the six months ended June 30, 2010, is comprised of a 9% gross margin on the sale of trucks and parts, reduced by a zero gross profit on the Lithium-Ion Grant. The gross profit of 4% realized during the six months ended June 30, 2009 is comprised of a 12.2% gross profit on the sale of vehicles and parts, offset by 4% direct labor and 4.4% manufacturing overhead costs.

Operating and Interest Expenses.  The increase in operating and interest expenses was comprised of a $60,267 decrease in general and administrative expenses, a $26,154 increase in research and development expenses, a $28,159 increase in depreciation and amortization, and a $399,509 increase in interest expenses.

The $60,267 decrease in general and administrative expenses is attributable to the following factors, including a decrease of $362,623 in expenses for legal, accounting, audit and professional fees, offset by an increase in consulting fees of $235,196 for investor relations and investment banking services and an increase in travel expenses of $67,160 due to increased marketing activities.

Interest expense during the six months ended June 30, 2010 increased by $399,509, due to interest costs associated incurred in connection with our credit facility with Bridge Bank, interest incurred on the $2,500,000 principal amount of our 10% unsecured subordinated convertible promissory notes and $355,077 of amortization of the beneficial conversion feature interest cost incurred on our issuance of convertible notes and warrants.

Liquidity and Capital Resources

During the three months ended June 30, 2010, we funded our operations primarily with cash flow from financing activities, which included the issuance of unsecured debt and the issuance of equity securities.  As of June 30, 2010, we had a working capital deficiency of $1,302,669 as compared to a working capital deficiency of $1,563,117 at December 31, 2009.  At June 30, 2010 and December 31, 2009 we had an accumulated deficit of $12,826,631 and $11,036,260, respectively, and cash and cash equivalents of $69,868 and $118,635, respectively.

During 2009, under the terms of the City of Los Angeles Agreement, we were issued an advance in the amount of $1,159,601 against a purchase order for 25 electric vehicles issued under the City of Los Angeles Agreement.

Our available capital resources at June 30, 2010 consisted primarily of approximately $69,868 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities for the six months ended June 30, 2010 was $1, 574,756 as compared to $1,158,499 of cash used in operating activities for the six months ended June 30, 2009, and includes a net loss of $1,790,371, depreciation and amortization of $75,035, fair value of common stock and warrants of $227,142, amortization of note discount of $355,077 and net decrease in operating assets and liabilities of $441,639.  Material changes in asset and liabilities at June 30, 2010 as compared to December 31, 2009 that affected these results include:

•	an increase in accounts receivable of $258,147;
•	an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $34,224;
•	an increase in inventory of $106,145;
•	an increase in prepaid expenses of $33,599; and
•	a net decrease in accounts payable and accrued expenses of $8,874.

Cash used in investing activities totaled $6,436 for the six months ended June 30, 2010 as compared to $14,787 of cash used in investing activities for the six months ended June 30, 2009.

Cash provided by financing activities totaled $1,532,427 for the six months ended June 30, 2010 as compared to $1,714,706 for the six months ended June 30, 2009.

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

In December 2008, we raised an aggregate of $210,000 through the issuance of 210,000 shares of common stock to ten accredited investors.  In connection with this offering, we also issued three-year warrants to purchase an aggregate of 210,000 shares of our common stock at an exercise price of $1.50 per share.

During March 2009 and June 2009, we raised an aggregate of $1,000,000 through the issuance of convertible notes to 34 accredited investors.  The convertible notes are convertibles into an aggregate of 1,000,000 shares of our common stock.  In connection with this offering, we also issued three-year warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $1.50 per share.

Between February 5, 2010 and April 12, 2010, we raised an aggregate of $1,500,000 through the issuance of convertible notes to 11 accredited investors.  The convertible notes are convertibles into an aggregate of 1,999,993 shares of our common stock.  In connection with this offering, we also issued three-year warrants to purchase an aggregate of 1,999,993 shares of our common stock at an exercise price of $0.50 per share.

On July 29, 2010, we raised an aggregate of $525,000 through the issuance of senior secured convertible debentures to 18 accredited investors.  The senior secured convertible debentures are secured by a security interest in all of our person property (subject to customary exceptions) and are convertible into an aggregate of 700,000 shares of our common stock.  In connection with this offering, we also issued five-year warrants to purchase an aggregate of 525,000 shares of our common stock at an exercise price of $0.75 per share.

We are obligated under registration rights agreements related to above described private placement to file a registration statement with the SEC, registering for resale the shares of common stock underlying the convertible notes and warrants issued in the private placement transactions consummated between March 2009 and July 2010.

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association, or the Bridge Bank Agreement.  The Bridge Bank Agreement, as amended to date, provides us with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000.

The credit facility is formula-based and generally provides that the outstanding borrowings under the credit facility may not exceed an aggregate of 80% of eligible accounts receivable.  We must immediately pay any advance made under the credit facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  Interest on the credit facility is payable monthly. As of June 30, 2010, there was $260,577 outstanding and $80,281 available under the terms of the credit facility. As of December 31, 2009, eligible accounts receivable was $167,925 and availability under the credit facility was $6,190.

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

Our plan of operations for the next 12 months includes completion and delivery of the remaining heavy-duty electric vehicles under the City of Los Angeles Agreement, together with associated equipment including batteries and chargers, by December 31, 2010. We also expect to receive additional orders for our products over the next 12 months. We expect that the anticipated gross margin from the sales of these products will provide additional liquidity and capital resources.  Our ability to increase the number of orders for our products and/or to achieve sufficient gross margin through the sale of products to provide us with meaningful additional liquidity and capital resources is subject to, among other things, the effect of the current global economic crisis and our ability to raise additional capital.

During 2010, we expect to incur approximately $500,000 in research and development expenses. We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment.

We presently have 14 employees and expect to hire additional personnel to meet production demands of increased product sales. Until these new sales materialize, our present staff is sufficient to meet our current operational plan.

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.  As indicated above, our financial statements as of June 30, 2010 and December 31, 2009 and for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at June 30, 2010 we had an accumulated deficit of $12,826,631. These factors, among others, raised substantial doubt about our ability to continue as a going concern and, with respect to our financial position on December 31, 2009, led our independent registered public accounting firm to include in their report an explanatory paragraph related to our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Backlog

As of August 13, 2010, we had a backlog of approximately $2,136,058. Our backlog includes $2,086,670 attributable to the City of Los Angeles Agreement under which we are required to produce and deliver six Nautilus XE20s and four Nautilus XE30s (and associated equipment). Our backlog also includes orders from a manufacturer of buses and another customer to purchase flux vector motor controllers. We believe that products in our backlog will be shipped by December 31, 2010.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board, or FASB, issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As we plan to implement this standard on January 1, 2011, the effect of this guidance will be limited transactions consummated after that date. We do not expect adoption of this standard to have a material impact on our financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010, the FASB issued new accounting guidance which requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009.  Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  As this guidance only requires additional disclosure, it has not had, and will not have, an impact on our financial position or results of operations.

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are in the process of evaluating whether the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2010 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 4T.	Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are not party to any legal proceedings.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and under “Risk Factors” in our Annual Report on Form 10-K for December 31, 2009 filed with the SEC on June 30, 2010, which could materially affect our business, financial condition and results of operations.  The risks described below and in our Annual Report on Form 10-K for December 31, 2009 filed with the SEC on June 30, 2010, are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Between April 1, 2010 and April 12, 2010, we entered into agreements with 4 accredited investors under which we sold an aggregate of $200,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 266,664 shares of our common stock at a conversion price of $0.75 per share, subject to adjustment.  Additionally, we issued to these investors three-year warrants to purchase an aggregate of 266,664 shares of common stock at an exercise price of $0.50 per share, subject to adjustment.  The proceeds of $200,000 are allocated to working capital.

On May 17, 2010, we issued warrants to purchase 5,000 shares of our common stock at an exercise price of $1.00 per share to an accredited investor in consideration of investor relations to be rendered between May 17, 2010 and June 17, 2010.  On June 17, 2010, we issued warrants to purchase 5,000 shares of our common stock at an exercise price of $1.00 per share to an accredited investor in consideration of investor relations to be rendered between June 17, 2010 and July 17, 2010.  On July 17, 2010, we issued warrants to purchase 5,000 shares of our common stock at an exercise price of $1.00 per share to an accredited investor in consideration of investor relations to be rendered between July 17, 2010 and August 17, 2010.

On July 29, 2010, we entered into agreements with 18 accredited investors under which we sold an aggregate of $525,00 of 10% Senior Secured Convertible Promissory Debentures which are convertible into an aggregate of 700,000 shares of our common stock at a conversion price of $0.75 per share, subject to adjustment.  The 10% Senior Secured Convertible Promissory Debentures are secured by a security interest in all of our personal property (subject to customary exceptions), which security interest is subject to and subordinate to the security interest under secured credit facilities with one or more financial institution, now existing or hereafter arising, in an amount of up to $2,500,000 in the aggregate, provided that we do not issue any of our equity securities in connection with the creation of any additional senior debt.  Additionally, we issued to these investors five-year warrants to purchase an aggregate of 525,000 shares of our common stock at an exercise price of $0.75 per share, subject to adjustment.  In connection with the offering, we paid placement agent fees of approximately $57,750, consisting of a cash commission of $42,000 and a non-accountable expense allowance of $15,750.  We also issued five-year warrants to purchase an aggregate of 42,000 shares of our common stock at an exercise price of $0.75 per share to the placement agent and its designees.  The aggregate gross proceeds of $525,000 of the offering, less $57,750 paid to the placement agent, less other offering expenses, are allocated to working capital.

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

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit Number	Description
4.1
Form of 10% Senior Secured Subordinated Convertible Debenture issued by the Registrant to certain security holders in the aggregate principal amount of $525,000, which are convertible into an aggregate of 700,000 shares of common stock (subject to adjustment).*

4.2	Form of Warrants to purchase an aggregate of 525,000 shares of common stock (subject to adjustment) issued by the Registrant to certain security holders.*
4.3	Form of Common Stock Placement Warrants to purchase 42,000 shares of common stock issued by the Registrant.*
4.4	Security Agreement, dated July 29, 2010, between the Registrant, the holders of the Registrant’s 10% Senior Secured Subordinated Convertible Debenture and CitizensTrust, as collateral agent.*
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________________
(*)           Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of August, 2010.

BALQON CORPORATION

By:	/S/ BALWINDER SAMRA
Balwinder Samra, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

BALQON CORPORATION
EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
4.1
Form of 10% Senior Secured Subordinated Convertible Debenture issued by the Registrant to certain security holders in the aggregate principal amount of $525,000, which are convertible into an aggregate of 700,000 shares of common stock (subject to adjustment).*

4.2	Form of Warrants to purchase an aggregate of 525,000 shares of common stock (subject to adjustment) issued by the Registrant to certain security holders.*
4.3	Form of Common Stock Placement Warrants to purchase 42,000 shares of common stock issued by the Registrant.*
4.4	Security Agreement, dated July 29, 2010, between the Registrant, the holders of the Registrant’s 10% Senior Secured Subordinated Convertible Debenture and CitizensTrust, as collateral agent.*
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*