Form 10-Q
period 2010-09-30
BALQON CORP.
filed 2010-11-15
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________

Commission file number: 000-52337

BALQON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0989901 (I.R.S. Employer Identification No.)

1420 240th Street, Harbor City, California 90710 (Address of principal executive offices)	90710 (Zip Code)

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

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of November 12, 2010, was 25,740,014.

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

i

BALQON CORPORATION
QUARTERLY REPORT ON
FORM 10-Q

ii

PART I

ITEM 1.	Condensed Financial Statements

BALQON CORPORATION
CONDENSED BALANCE SHEETS
	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$33,373	$118,635
Accounts receivable	333,404	167,925
Costs and estimated earnings in excess of billings on uncompleted contracts	34,224	—
Inventories	1,084,479	1,002,748
Prepaid expenses	47,993	53,382
Total current assets	1,533,473	1,342,690
Property and equipment, net	70,040	122,251
Other assets:
Deposits	14,400	14,400
Financing costs, net of amortization	145,459	—
Trade secrets, net	62,324	109,063
Goodwill	166,500	166,500

Total assets	$1,992,196	$1,754,904

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$1,533,419	$1,587,388
Customer deposit	1,159,601	1,159,601
Loan payable, Bridge Bank	219,463	128,150
Notes payable to related parties	25,000	25,000
Advances from shareholder	5,018	5,018
Derivative Liability	2,594,546	—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	650
Total current liabilities	5,537,047	2,905,807
Convertible notes payable, net of discount	852,000	209,510

Total Liabilities	6,389,047	3,115,317

SHAREHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,733,348 and 25,518,348 shares issued and outstanding on September 30, 2010 and December 31, 2009, respectively	25,733	25,518

Additional paid in capital	11,399,676	9,650,329
Accumulated deficit	(15,822,260)	(11,036,260)
Total shareholders’ deficiency	(4,396,851)	(1,360,413)

Total liabilities and shareholders’ deficiency	$1,992,196	$1,754,904

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES	$122,311	$780,158	$664,729	$3,055,958

COST OF REVENUES	113,275	656,088	609,876	2,849,777

GROSS PROFIT	9,036	124,070	54,853	206,181

OPERATING EXPENSES:

General and administrative	482,008	557,166	1,646,975	1,782,451

Research and development	63,690	34,615	187,808	132,579

Depreciation and amortization	30,276	23,638	105,311	70,514

Total operating expenses	575,974	615,419	1,940,094	1,985,544

Loss from operations	(566,938)	(491,349)	(1,885,241)	(1,779,363)

Other expenses:

Private placement costs	(2,009,240)	—	(2,009,240)	—

Change in fair value of derivative liability	(10,306)	—	(10,306)	—

Interest expense	(409,145)	(125,350)	(881,213)	(197,908)

NET LOSS	$(2,995,629)	$(616,699)	$(4,786,000)	$(1,977,271)

Net loss per share-basic and diluted	$(0.12)	$(0.02)	$(0.19)	$(0.08)

Weighted average shares outstanding, basic and diluted	25,733,348	25,518,348	25,703,256	25,518,348

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited)

	Common Stock, $0.001 Par Value		Additional Paid in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balance, December 31, 2009	25,518,348	$25,518	$9,650,329	$(11,036,260)	$(1,360,413)

Fair value of shares granted for services	200,000	200	207,800	—	208,000

Fair value of warrants granted for services	—	—	26,562	—	26,562

Fair value of beneficial conversion feature and warrants issued with convertible notes	—	—	1,500,000	—	1,500,000

Conversion of notes into common shares	15,000	15	14,985	—	15,000

Net loss	—	—	—	(4,786,000)	(4,786,000)

Balance, September 30, 2010	25,733,348	$25,733	$11,399,676	$(15,822,260)	$(4,396,851)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flow from operating activities:
Net loss	$(4,786,000)	$(1,977,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,311	70,514
Fair value of common stock granted for services	208,000	—
Fair value of warrants granted for services	26,562	—
Cost of private placement	2,009,240	—
Change in fair value of derivative	10,306	—
Amortization of note discount	657,490	120,907
Amortization of financing costs	17,791
Changes in operating assets and liabilities:
Accounts receivable	(165,481)	(797,546)
Customer advance	—	1,159,601
Costs and estimated earnings in excess of billings on uncompleted contracts	(34,224)	—
Inventories	(81,731)	111,913
Prepaid expenses	5,389	(492)
Accounts payable and accrued expenses	(53,968)	(17,359)
Billings in excess of costs and estimated earnings on uncompleted contracts	(650)	650
Net cash used in operating activities	(2,081,965)	(1,329,083)

Cash flows from investing activities:
Acquisition of furniture, equipment and software	(6,360)	(18,938)
Refund of Deposit	—	15,368
Net cash used in investing activities	(6,360)	(3,570)

Cash flows from financing activities:
Proceeds from loan payable, Bridge Bank	91,313	256,300
Payment of notes payable, related parties	—	(75,875)
Proceeds from issuance of convertible notes	2,075,000	1,000,000
Financing costs	(163,250)	—
Advances from shareholder	—	(27,081)
Net cash provided by financing activities	2,003,063	1,153,344

Decrease in cash and cash equivalents	(85,262)	(179,309)
Cash and cash equivalents, beginning of period	118,635	355,615
Cash and cash equivalents, end of period	$33,373	$176,306

Supplemental cash flow information
Interest Paid	$223,722	$53,645
Income taxes Paid	$—	$—

Supplemental schedule of non cash financing and investing activities
Fair value of beneficial conversion feature and warrants issued with convertible notes	$1,500,000	$1,000,000
Derivative Liability arising from issuance of convertible notes and warrants	$2,584,240	$—
Conversion of convertible notes into shares of the Company’s common stock	$15,000	$—

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

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

Going Concern

For the nine months ended September 30, 2010, the Company recorded a net loss of $4,786,000, utilized cash in operations of $2,081,965, and had a working capital deficit of $4,003,574 and a shareholders’ deficiency of $4,396,851 as of September 30, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.  The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months, as they relate to the production of its products will continue to be significant.  If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.   Subsequent to September 30, 2010, the Company raised $225,000 through the sale of units consisting of convertible promissory notes and warrants (see Note 12).

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2009 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2009 and 2008 to Form   10-K filed with the Securities and Exchange Commission (“SEC”) on September 30, 2010. These financial statements should be read in conjunction with that report.

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

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

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

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale.  The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of September 30, 2010, the Company had no warranty reserve nor did it incur warranty expenses during the nine month periods ended September 30, 2010 or 2009.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Inventories consist of the following:

	September 30, 2010 (Unaudited)	December 31, 2009
Raw materials	$1,084,479	$948,583
In-transit	—	54,165
Total	$1,084,479	$1,002,748

Financing Costs

The Company capitalizes placement fees, legal and other direct costs incurred in connection with offerings of its convertible notes payable.  Such costs are recorded as a financing cost, and upon completion of the offering of these instruments are amortized over the life of the notes using the effective interest method.

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

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

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

Impairment of Long-Lived Assets

The Financial Accounting Standards Board (“FASB”) has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  This statement also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of the Company’s long lived assets during the years ended December 31, 2009 and 2008.  Based upon management’s assessment, there were no indicators of impairment of the Company’s long-lived assets at September 30, 2010 or December 31, 2009.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period.  Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive.  Common equivalent shares consist of shares issuable upon the exercise of stock options or warrants.  As of September 30, 2010, common stock equivalents comprised of options exercisable into 3,041,728 shares of the Company’s common stock, warrants exercisable into 6,366,179. shares of the Company’s common stock and notes convertible into 3,751,652 shares of the Company’s common stock.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share (continued)

For the three and nine month periods ended September 30, 2010 and 2009, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2010.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$—	$—	$2,594,546	$2,594,546

Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses both the Black-Scholes-Merton and Binomial option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

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

For the nine months ended September 30, 2010, 48% of total revenues were from one customer, the City of Los Angeles.  For the nine months ended September 30, 2009, 99% of total revenues were from contracts with the City of Los Angeles and the South Coast Air Quality Management District (“AQMD”).

For the nine months ended September 30, 2010, 59% of costs of revenue were to one vendor.  At September 30, 2010, accounts payable to the largest vendor represented 33% of total accounts payable balances. Accounts payable to other two largest vendors represented 30% and 9%, respectively, of total accounts payable.

At September 30, 2010, accounts receivable from the largest customer represented 96% of the total accounts receivable balance.

Recent Accounting Pronouncements

In April 2010, the FASB issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after September 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require the Company to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company plans to implement this standard on January 1, 2011, the effect of this guidance will be limited transactions consummated after that date. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

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

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010. The Company is in the process of evaluating whether the adoption of this standard will have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

In May 2009, the Company received a grant of up to $400,000 from the City of Los Angeles to reimburse the Company for costs incurred in connection with the installation, demonstration and evaluation of lithium-ion powered battery packs in two of the Company’s heavy-duty electric vehicles.  Reimbursement of up to $360,000 of the costs incurred shall be payable to the Company upon the successful demonstration of the use of lithium-ion batteries in a Nautilus XE30 and a Nautilus XE20, and reimbursement of up to $40,000 of the costs incurred shall be payable to the Company upon completion of testing required under the terms of the grant.  This contract is being accounted for under the percentage of completion method.  At September 30, 2010 and December 31, 2009, the contract was estimated to be approximately 99% and 90% complete, respectively.

The asset, “costs in excess of billings and estimated earnings on uncompleted contracts” and the liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents costs incurred or billings in excess of revenue recognized at September 30, 2010 and December 31, 2009 as follows:

	September 30, 2010 (Unaudited)	December 31, 2009
Costs incurred on uncompleted contracts	$394,224	$359,350
Estimated earnings	—	—
	394,224	359,350
Less, billings to date	360,000	360,000
	$34,224	$(650)
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,224	$—
Billings in excess of costs and estimated earnings on uncompleted contracts	$—	$650

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are comprised as follows:

	September 30, 2010 (Unaudited)	December 31, 2009
Computer equipment and software	$103,749	$100,742
Office furniture	28,484	27,704
Equipment	30,278	27,704
Leasehold improvements	21,711	21,711
Total property and equipment, cost	184,222	177,861
Less: accumulated depreciation	(114,182)	(55,610)
Property and equipment, net	$70,040	$122,251

Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2010 and 2009 was $58,572 and $15,715, respectively.

NOTE 4 – NOTES PAYABLE—RELATED PARTIES, UNSECURED

Note payable to related parties consists of a note to a shareholder issued in connection with the acquisition of Electric Motorsports, LLC.  The note is unsecured, interest bearing at the prime rate per annum, and payable on December 15, 2010, plus accrued interest.  The balance outstanding on the note was $25,000 as of September 30, 2010 and December 31, 2009.

NOTE 5 – LOAN PAYABLE – BRIDGE BANK

On February 25, 2009, the Company executed a Business Financing Agreement (the “Credit Agreement”) with Bridge Bank, National Association (the “Lender”). The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000 (the “Credit Facility”). The Credit Facility is formula-based and generally provides that the outstanding borrowings under the Credit Facility may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  The Credit Facility is secured by a continuing first priority security interest in all the Company’s personal property (subject to customary exceptions).  Interest on the Credit Facility is payable monthly, at the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum (6% at September 30, 2010).  The Credit Agreement may be terminated at any time by either party to the Credit Agreement.

At September 30, 2010 there was $219,463 outstanding and $47,262 was available under the terms of the Credit Facility. At December 31, 2009, $128,150 was outstanding and $6,190 was available under the terms of the Credit Facility.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 6 –CONVERTIBLE PROMISSORY NOTES

Convertible notes payable consist of the following as of September 30, 2010 and December 31, 2009 :

	September 30, 2010 (Unaudited)	December 31, 2009
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012 (1)	$985,000	$1,000,000
Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (2)	575,000	—
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (3)	1,500,000	—
Notes payable	3,060,000	1,000,000
Less: note discount	(2,208,000)	(790,490)
Total notes payable, net	$852,000	$209,510

1.
Between March 25, 2009 and June 19, 2009, the Company entered into agreements with 34 accredited investors for the sale by the Company of an aggregate of $1,000,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the nine months ending on September 30, 2010, $15,000 in principal amount of these notes were converted to 15,000 shares of the company’s common stock.  On September 30, 2010, $985,000 in principal was outstanding under these notes.

The Company determined that the relative fair value of the warrants was $639,061.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the initial fair value of the beneficial conversion feature was approximately $360,939. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 54.39%, a risk free interest rate of 1.15%, and no expected dividend yield. The relative value of the warrants of $639,061 and the beneficial conversion feature of $360,939 was recorded by the Company as a loan discount of $1,000,000, which the Company is amortizing to interest expense over the life of the notes.  As of September 30, 2010, the unamortized balance of the note discount was $524,425.

2.
Between July 29, 2010, and September 10, 2010, the Company entered into agreements with 20 accredited investors for the sale by the Company of an aggregate of $575,000 of 10% Senior Secured Convertible Debentures (the “Debentures”) which are convertible into an aggregate of 766,659 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  In connection with this offering, the Company also issued to the investors warrants to purchase an aggregate of 575,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 6 –CONVERTIBLE PROMISSORY NOTES (continued)

The Company paid placement agent fees of $63,250 and incurred legal fees of $100,000 that have been reflected as financing costs in the accompanying balance sheet. The Company also issued five-year placement agent warrants to purchase an aggregate of 46,000 shares of the Company’s common stock at an exercise price of $0.75 per share in connection with the offering.  The proceeds of $575,000, less $63,250 paid to the placement agent, less other expenses, are allocated to working capital.  The Debentures are secured under the terms of a Security Agreement by a security interest in all of the Company’s personal property.

Each of the agreements governing the Debentures and warrant includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Debentures and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events.  As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

The Company determined that the fair value of the conversion feature at issuance was $2,135,659, and that the fair value of the warrant liability at issuance was $448,581, based upon a weighted average Black-Sholes-Merton calculation. The Company recorded the full value of the derivative as a liability at issuance with an offset to valuation discount, which will be amortized over the life of the Debenture. As the aggregate fair value of these liabilities of $2,584,240 exceeded the Debenture value of $575,000, the excess of the liability over the Debenture amount of $2,009,240 was considered as a cost of the private placement.  As of September 30, 2010, the Company has amortized $38,836 of the valuation discount, and the remaining unamortized valuation discount of $536,164 as of September 30, 2010 has been offset against the face amount of the notes for financial statement purposes. The aggregate fair value of the derivative liabilities as of September 30, 2010 was $2,594,546 (see Note 7).

3.
Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,999,993 shares of the Company’s common stock at an exercise price of $0.50 per share.  In connection with the offering, the Company issued three year warrants to  purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.

The Company determined that the relative fair value of the warrants was $711,176.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the initial fair value of the beneficial conversion feature was approximately $788,824. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 6 –CONVERTIBLE PROMISSORY NOTES (continued)

The relative value of the warrants of $711,176 and the beneficial conversion feature of $788,824 was recorded by the Company as a loan discount of $1,500,000, which the Company is amortizing to interest expense over the life of the notes.  As of September 30, 2010, the unamortized balance of the note discount was $1,147,411.

At September 30, 2010 the total discount of $2,208,000 is offset against the balance of the convertible notes for financial statement presentation. At December 31, 2009 the total discount of $790,490 is offset against the balance of the convertible notes for financial statement presentation. During the nine months ended September 30, 2010 and September 30, 2009, amortization of loan discount was $657,490  and none, respectively.

NOTE 7 - DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s Debentures (described in Note 6), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the Debentures from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Debentures was separated from the host contract (i.e., the Debentures) and recognized as a derivative instrument.  Both the conversion feature of the Debentures and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using weighted average Black-Scholes-Merton and Binomial valuation techniques with the following assumptions:

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 7 - DERIVATIVE LIABILITY (Continued):

	September 30, 2010 (Unaudited)	July 29, 2010 (date of issuance)
Conversion feature:
Risk-free interest rate	.80%	0.80%
Expected volatility	146.53%	138.15%
Expected life (in years)	1.83 years	2 years
Expected dividend yield	0	0

Warrants:
Risk-free interest rate	.80%	.80%
Expected volatility	146.53%	138.15%
Expected life (in years)	4.83 years	5 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	$2,140,080	2,135,659
Warrants	454,466	448,581
	$2,594,546	$2,584,240

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the volatility of five comparable guideline companies to estimate volatility for its common stock. The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to common shareholders in the past and does not expect to pay dividends to common shareholders in the future.

As of September 30, 2010, the aggregate derivative liability of the conversion feature and the warrants was $2,594,546.  For the quarterly period ended September 30, 2010, the Company recorded a change in fair value of the derivative liabilities of $10,306.  At December 31, 2009, no derivative instruments were recorded.

NOTE 8 – INCOME TAXES

At September 30, 2010, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $13,500,000 for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018.

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

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 8 – INCOME TAXES (Continued)

Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Significant components of the Company’s deferred income tax assets are as follows:

	September 30, 2010 (Unaudited)	December 31, 2009
Deferred income tax asset:
Net operating loss carryforward	$4,600,000	$4,374,000
Valuation allowance	(4,600,000)	(4,374,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	September 30, 2010 (Unaudited)	December 31, 2009
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(5.8)%	(5.8)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

The Company adopted authoritative guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as September 30, 2010 and December 31, 2009, the Company does not have a liability for unrecognized tax benefits.

NOTE 9 – SHAREHOLDERS’ DEFICIENCY

On February 2, 2010, the Company issued 200,000 shares of its common stock in consideration of consulting services rendered between February 1, 2010 and July 31, 2010.  The aggregate fair value of these shares was determined to be $208,000 based on the closing price of the Company’s shares on February 2, 2010.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 10 – STOCK OPTIONS AND WARRANTS

Stock Options

At September 30, 2010, options shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2010	4,562,592	$2.00
Granted	—	—
Exercised	—	—
Expired	(1,520,864)	1.50
Balance at September 30, 2010	3,041,728	$2.25

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$2.00	1,520,864	$2.00	1.27	1,520,864	$2.00
$2.50	1,520,864	$2.50	2.28	1,520,864	$2.50
	3,041,728			3,041,728

There was no aggregate intrinsic value of the 3,041,728 options outstanding and exercisable as of September 30, 2010 based on the trading price as of the period then ended.  At September 30, 2010, all options were vested and there were no unvested options outstanding.

Warrants

At September 30, 2010, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2010	3,947,247	$1.50
Granted	2,661,992	$0.56
Exercised	—	—
Expired	(243,060)	$1.50
Balance at September 30, 2010	6,366,179	$1.18

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 10 – STOCK OPTIONS AND WARRANTS (continued)

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

In May 2010, the Company entered into an agreement for financial public relations services pursuant to which the Company may issue three-year warrants to purchase an indeterminate number of shares of common stock of the Company at an exercise price of $1.00 per share based upon certain performance based benchmarks.  At September 30, 2010, the Company had issued warrants valued at $12,529 to purchase 25,000 shares of its common stock pursuant to this agreement.

Between July 29, 2010, and September 10, 2010, the Company raised an aggregate of $575,000 through the issuance of its 10% Senior Secured Convertible Debentures which are convertible to an aggregate of which are convertible into an aggregate of 766,659 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment, to 20 accredited investors.  In connection with this offering, the Company also issued to the investors five year warrants to purchase an aggregate of 575,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment.  The Company also issued five-year placement agent warrants to purchase an aggregate of 46,000 shares of the Company’s common stock at an exercise price of $0.75 per share in connection with the offering.

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.50	2,015,992	$0.50	2.5	2,015,992	$0.50
$0.75	621,000	$0.75	4.8	621,000	$0.70
$1.00	25,000	$1.00	3.0	25,000	$1.00
$1.50	3,095,000	$1.50	1.7	3,095,000	$1.50
$2.00	304,592	$2.00	1.1	304,592	$2.00
$2.50	304,595	$2.50	2.1	304,595	$2.50
	6,366,179			6,366,179

There was no aggregate intrinsic value of the warrants outstanding and exercisable as of September 30, 2010 based on the trading price as of the period then ended.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

City of Los Angeles Agreement

On September 26, 2008, the Company entered into an agreement with the City of Los Angeles to manufacture and deliver 20 electric yard tractors, 5 short-haul electric tractors, and associated equipment including chargers, batteries and controllers for a total of $5,383,750.

As of September 30, 2010, the Company had delivered 14 electric yard tractors and one short-haul electric tractor to the City of Los Angeles. The Company expects to deliver the remaining 6 electric yard tractors, 4 short-haul electric tractors and associated equipment to the City of Los Angeles by March 31, 2011.

Of the Company’s backlog of $2,640,429 on September 30, 2010, $1,979,725 was attributable to the 10 electric vehicles and associated parts the Company is required to deliver under its agreement with the City of Los Angeles.

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

NOTE 12 - SUBSEQUENT EVENTS

Sale of 10% Senior Secured Convertible Debentures

Between October 1, 2010 and November 12, 2010, the Company entered into agreements with 4 accredited investors for the sale by the Company of an aggregate of $225,000 of 10% Senior Secured Convertible Debentures (the “Debentures”) which are convertible into an aggregate of 299,998 shares of the Company’s common stock at a conversion  price of $0.75 per share of common stock, subject to adjustment.  In connection with this offering, the Company also issued to the investors warrants to purchase an aggregate of 225,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment, to the investors.    The Company paid placement agent fees of approximately $24,750, consisting of a cash commission of $18,000 and a non-accountable expense allowance of $6,750, and issued five-year placement agent warrants to purchase an aggregate of 18,000 shares of the Company’s common stock at an exercise price of $0.75 per share in connection with the offering.  The proceeds of $225,000, less $24,750 paid to the placement agent, less other expenses, are allocated to working capital.  The Debentures are secured under the terms of a Security Agreement by a security interest in all of the Company’s personal property. The Company is in the process of analyzing the accounting effect of the recording of the convertible notes and warrants.

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

In September 2008, we entered into an agreement with Electric Motorsports, LLC, or EMS, and its sole member, Robert Gruenwald, to acquire substantially all of the assets of EMS, including all intellectual property assets used in the development and manufacture of flux vector motor controllers.  At the time of the acquisition, EMS had been engaged in developing, designing and manufacturing flux vector motor controllers within the automotive and material handling equipment industries since 1997.  As a result of this acquisition, we completed our drive system product line which provided us with the ability to manufacture, market and sell our drive systems to OEMs of heavy duty and medium duty vehicles.

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

In February 2010, we successfully completed eight weeks of cold weather testing on our Nautilus XE20 in automotive plant applications during two eight hour shift operations at temperatures below 10°F under loads exceeding 30 tons.

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

In August 2010, we entered into an agreement with Dynaprotech a leading composite automotive parts manufactured in China, under which Dynaprotech purchased our electric drive systems to integrate into electric buses, heavy-duty trucks, light commercial vehicles and automobiles for use throughout China.

In September 2010, we entered into an agreement with Beltway International, LLC, Maryland’s largest full service domestic and international truck dealer, under which Beltway International, LLC agreed to distribute our Nautilus XE20 yard tractors to ports, warehouses and industrial plants in and around Maryland.

During the six months ended June 30, 2010, we have demonstrated the performance of our Nautilus XE20 to a large automotive company, a marine terminal and several warehouses and we expect these demonstrations to result in an increase in our domestic sales.

In November 2010, T&K Logistics, Inc., a leading provider of logistics services, the provider of logistics services to the Ford Motor Company and the manager of on-site transportation of trailers and containers at the Ford Motor Company’s Assembly plant in Wayne, Michigan, agreed to lease ten of our Nautilus XE20s yard tractors for use at the Ford Motor Company’s Assembly Plant in Wayne, Michigan, for a period of 36 months.

During the nine months ended September 30, 2010, we delivered one electric vehicle to the Port of Los Angeles pursuant to the City of Los Angeles Agreement.  Our sales of electric vehicles during the nine months ended September 30, 2010 was limited to only one electric vehicle due to significant working capital constraints.  Previously, we believed that we would deliver the 25 Nautilus tractors ordered under the City of Los Angeles purchase order by December 31, 2009.  However, primarily due to working capital constraints, we have revised our initial forecast, and we now believe that will deliver the remaining 6 NautilusXE20s and 4 Nautilus XE30s to the City of Los Angeles by March 31, 2011.  During the nine months ended September 30, 2010, we also sold our drive systems to an international OEM of electric buses and trucks for use in inner city hybrid buses and our flux vector motor controllers to a domestic manufacturer of inner city electric buses.

During September 2010, we integrated one of our heavy-duty drive systems into a Class A recreational vehicle, demonstrating the viability of our technology in the recreational vehicle market.  Currently, the vehicle is undergoing road testing conducted by a potential international customer.

During the nine months ended September 30, 2010, 48% of our revenues were derived from the sale of an electric vehicle to the Port of Los Angeles under the terms of the City of Los Angeles Agreement, 40% of our sales were derived from shipment of our drive systems to international OEM of hybrid buses and trucks, 7% of revenues were derived from sales of our flux vector motor controllers to an electric bus manufacturer, and the remaining 5% of revenues were derived from progress work on the Lithium-ion Grant.  The revenues and costs associated with the Lithium-ion Grant are recorded as contract revenues and costs. As such, the costs associated with the development of our demonstration vehicle are recorded as “contract costs,” not as research and development expenses.

While $1,979,725 of our current backlog of $2,640,429 is attributable to our outstanding purchase order from the City of Los Angeles, we anticipate that a majority of future sales of our heavy-duty electric vehicles will be made directly to end users, such as large terminal operators, shipping companies and OEMs, rather than directly to governmental agencies such as the AQMD and the City of Los Angeles.  Our expectation that a majority of our future sales of our heavy-duty electric vehicles will be made directly to end users is based, in part, on the results of our initial test of the Nautilus XE30 powered by lithium-ion batteries and our agreement with Autocar LLC, or Autocar, to collaborate on the development, marketing and sale of on-highway Class 7 and Class 8 zero emissions electric vehicles.  In addition, we expect to use Autocar’s existing authorized dealer network to sell our heavy-duty electric vehicles.  Our expectations regarding future customers are also based on our current on-going discussions with potential customers located in Canada, Asia, Latin America and Europe, and additional governmental incentives and funding that we believe will become available for electric vehicles, which, in turn, are expected to improve the competitive advantage of our electric vehicles.  During the nine months ended September 30, 2010, we increased our efforts in soliciting and, promoting governmental grants that are applicable to our products and technologies.

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

Product Warranties

We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale.  We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of September 30, 2010 and December 31, 2009, we had no warranty reserve nor did we incur warranty expenses during the quarterly periods ended September 30, 2010 or 2009.

Stock-Based Compensation

We periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. We account for stock option and warrant grants issued and vesting to employees based on the authoritative guidance provided by the Financial Accounting Standards Board, or FASB. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Impairment of Long-Lived Assets

The FASB has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there are no indicators of impairment of our long lived assets at September 30, 2010 or December 31, 2009.

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

Results of Operations

We have based our financial statements on the assumption of our operations continuing as a going concern.  As of September 30, 2010, we had a working capital deficiency of $4,003,574 an accumulated deficit of $15,822,260 and reported a net loss for the nine months ended September 30, 2010 of $4,786,000 which raise substantial doubt about our ability to continue as a going concern.  Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which are expected to help provide us with the liquidity necessary to meet operating expenses.

During July, September and October 2008, Balqon California raised approximately $1,885,000 in connection with private placements of convertible promissory notes, common stock and warrants.  During December 2008, we raised $210,000 in connection with a private placement of our common stock and warrants. Between March 2009 and June 2009, we raised an aggregate of $1,000,000 in connection with a private placement of convertible notes and warrants.

Between February 5, 2010 and April 12, 2010, we raised $1,500,000 in connection with a private placement of convertible notes and warrants.  Between July 29, 2010 and November 12, 2010, we raised $800,000 in connection with a private placement of senior secured convertible debentures and warrants.  Over the longer-term, we plan to achieve profitability through our operations from the sale of our heavy-duty electric vehicles and drive systems.  Our financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue our existence.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The tables presented below, which compare our results of operations for the three months ended September 30, 2010 and 2009, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

	Three Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2010	2009
Net revenues	$122,311	$780,158	$(657,847)	(84.3)%	100%	100%
Cost of revenues	113,275	656,088	542,813	82.7%	93%	84%
Gross profit	9,036	124,070	(115,034)	(92.7)%	7%	16%
Private placement costs	2,009,240	—	(2,009,240)	(100)%	1,643%	—
Change in fair value of derivative liability	10,306	—	(10,306)	(100)%	8%	—
Operating and interest expenses	985,119	740,769	(244,350)	(33)%	814%	95%
Net loss	$(2,995,629)	$(616,699)	$(2,378,930)	385%	(2449)%	(79)%

Net Revenues.  The decrease in revenues is a result of our inability to sell any heavy-duty electric systems during the three months ended September 30, 2010 as compared to the sale of four vehicles during the three months ended September 30, 2009.  We were unable to sell electric vehicles during the three months ended September 30, 2010 due to significant working capital constraints.  Our revenues during the three months ended September 30, 2010 included revenues derived from the sale of parts and electric drive systems.  In addition to the revenues derived from the sale of four electric vehicles, our revenues during the three months ended September 30, 2009 included contract revenues earned.

 Gross Profit.  During the three months ended September 30, 2010, costs of revenues decreased by $542,813 largely due to the lack of a significant amount of sales during that period.  The gross profit margin of 7% during the three months ended September 30, 2010, is comprised of a 54% gross margin on the sale of parts and electric drive systems, offset by direct labor of 33% and manufacturing overhead costs of 14%. The gross profit of 16% realized during the three months ended September 30, 2009 is comprised of a 12.2% gross profit on the sale of vehicles and parts, offset by 4% direct labor and 4.4% manufacturing overhead costs.  We anticipate that our gross profit margin will be approximately 18% of net revenues for 2010 based on current cost data for the remaining 10 electric vehicles that must be delivered under the City of Los Angeles Agreement, and the pricing of orders we expect to receive during the remainder of 2010.

Operating and Interest Expenses.  The increase in operating and interest expenses was comprised of a $29,075 increase in research and development expenses, a $6,638  increase in depreciation and amortization, and a $283,795 increase in interest expenses, offset by a $75,159 decrease in general and administrative expenses.

The $75,159 decrease in general and administrative expenses is attributable to the following factors, a decrease of $54,021 for legal, accounting, audit and professional fees and other net decreases of $ 81,999, offset by an increase in consulting fees of $49,707 for investor relations and investment banking services and an increase in travel expenses of  $11,154 due to increased marketing activities.

Interest expense during the three months ended September 30, 2010 increased by $283,795, due to interest costs associated incurred in connection with our credit facility with Bridge Bank, interest incurred on $2,485,000 in principal of our 10% unsecured subordinated convertible promissory notes and $181,506 of amortization of the beneficial conversion feature interest cost incurred on our issuance of convertible notes and warrants.

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

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

The tables presented below, which compare our results of operations for the nine months ended September 30, 2010 and 2009, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

	Nine Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Nine Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2010	2009
Net revenues	$664,729	$3,055,958	$(2,391,229)	(78.2)%	100%	100%
Cost of revenues	609,876	2,849,777	2,239,901	78.6%	92%	93%
Gross profit	54,853	206,181	(151,328)	(73.4)%	8%	7%
Private placement costs	2,009,240	—	(2,009,240)	(100)%	302%	—
Change in fair value of derivative liability	10,306	—	(10,306)	(100)%	2%	—
Operating and interest expenses	2,821,307	2,183,452	(637,855)	(29.2)%	426%	71%
Net loss	$(4,786,000)	$(1,977,271)	$(2,808,729)	142.1%	(720)%	(65)%

Net Revenues.  The decrease in revenues is a result of the sale of only one electric and electric drive systems during the nine months ended September 30, 2010 as compared to the sales of eleven electric vehicles during the nine months ended September 30, 2009. We were unable to sell more than one electric vehicle during the nine months ended September 30, 2010 due to significant working capital constraints.  In addition to the revenues derived from the sale of one electric vehicle, our revenues during the nine months ended September 30, 2010 included revenues derived from the sale of drive systems, flux vector motor controllers, part sales and contract revenues of $34,874 from progress work toward completion of the Lithium-Ion Grant.  In addition to the revenues derived from the sale of seven electric vehicles, our revenues during the three months ended September 30, 2009 included revenues derived from the sale of a battery charger and contract revenues.

Gross Profit.  During the nine months ended September 30, 2010, costs of revenues decreased by $2,239,901 largely due to the lack of a significant amount of sales during that period. The gross profit margin of 7% during the nine months ended September 30, 2010, is comprised of a 7% gross margin on the sale of trucks and parts, reduced by a zero gross profit on the Lithium-Ion Grant. The gross profit of 7% realized during the nine months ended September 30, 2009 is comprised of a 12.2% gross profit on the sale of vehicles and parts, offset by 4% direct labor and 4.4% manufacturing overhead costs.

Operating and Interest Expenses.  The increase in operating and interest expenses was comprised of a $135,476 decrease in general and administrative expenses, a $55,229  increase in research and development expenses, a $34,797 increase in depreciation and amortization, and a $683,304 increase in interest expenses.

The $135,476 decrease in general and administrative expenses is attributable to the following factors, including a decrease of $719,200 in expenses for legal, accounting, audit and professional fees, offset by an increase in consulting fees of $284,903 for investor relations and investment banking services, an increase in travel expenses of $92,331 due to increased marketing activities and other net increases of $206,490.

Interest expense during the nine months ended September 30, 2010 increased by $683,304, due to interest costs associated incurred in connection with our credit facility with Bridge Bank, interest incurred on the $2,485,000 principal amount of our 10% convertible promissory notes and $657,490 of amortization of the beneficial conversion feature interest cost incurred on our issuance of convertible notes and warrants.

Liquidity and Capital Resources

During the nine months ended September 30, 2010, we funded our operations primarily with cash flow from financing activities, which included the issuance of unsecured debt and the issuance of equity securities.  As of September 30, 2010, we had a working capital deficiency of $4,003,574 as compared to a working capital deficiency of $1,563,117 at December 31, 2009.  At September 30, 2010 and December 31, 2009 we had an accumulated deficit of $15,822,260 and $11,036,260, respectively, and cash and cash equivalents of $33,373 and $118,635, respectively.

During 2009, under the terms of the City of Los Angeles Agreement, we were issued an advance in the amount of $1,159,601 against a purchase order for 25 electric vehicles issued under the City of Los Angeles Agreement.

Our available capital resources at September 30, 2010 consisted primarily of approximately $33,373 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities for the nine months ended September 30, 2010 was $2,081,965 as compared to $1,329,083 of cash used in operating activities for the nine months ended September 30, 2009. Material changes in asset and liabilities at September 30, 2010 as compared to December 31, 2009 that affected these results include:

•	an increase in accounts receivable of $165,481;
•	an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $34,224;
•	an increase in inventory of $81,731; and
•	a net decrease in accounts payable and accrued expenses of $53,968.

Cash used in investing activities totaled $6,360 for the nine months ended September 30, 2010 as compared to $3,570 of cash used in investing activities for the nine months ended September 30, 2009.

Cash provided by financing activities totaled $2,003,063 for the nine months ended September 30, 2010 as compared to $1,153,344 for the nine months ended September 30, 2009.

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

Between March 2009 and June 2009, we raised an aggregate of $1,000,000 through the issuance of convertible notes to 34 accredited investors.  The convertible notes are convertibles into an aggregate of 1,000,000 shares of our common stock.  In connection with this offering, we also issued three-year warrants to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $1.50 per share.

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

Between July 29, 2010 and November 12, 2010, we raised an aggregate of $800,000 through the issuance of senior secured convertible debentures to 24 accredited investors.  The senior secured convertible debentures are secured by a security interest in all of our person property (subject to customary exceptions) and are convertible into an aggregate of 1,066,657 shares of our common stock.  In connection with this offering, we also issued five-year warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $0.75 per share.

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

The credit facility is formula-based and generally provides that the outstanding borrowings under the credit facility may not exceed an aggregate of 80% of eligible accounts receivable.  We must immediately pay any advance made under the credit facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  Interest on the credit facility is payable monthly.  As of September 30, 2010, there was $219,463 outstanding and $47,262 available under the terms of the credit facility. As of December 31, 2009, eligible accounts receivable was $167,925 and availability under the credit facility was $6,190.

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

Our plan of operations for the next 12 months includes completion and delivery of the remaining heavy-duty electric vehicles under the City of Los Angeles Agreement, together with associated equipment including batteries and chargers, by March 31, 2011. We also expect to receive additional orders for our products over the next 12 months. We expect that the anticipated gross margin from the sales of these products will provide additional liquidity and capital resources.  Our ability to increase the number of orders for our products and/or to achieve sufficient gross margin through the sale of products to provide us with meaningful additional liquidity and capital resources is subject to, among other things, the effect of the current global economic crisis and our ability to raise additional capital.

During 2010, we expect to incur approximately $200,000 in research and development expenses. We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment.

We presently have 13 employees and expect to hire additional personnel to meet production demands of increased product sales. Until these new sales materialize, our present staff is sufficient to meet our current operational plan.

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.  As indicated above, our financial statements as of September 30, 2010 and December 31, 2009 and for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at September 30, 2010 we had an accumulated deficit of $15,816,969.  These factors, among others, raised substantial doubt about our ability to continue as a going concern and, with respect to our financial position on December 31, 2009, led our independent registered public accounting firm to include in their report an explanatory paragraph related to our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Backlog

As of November 12, 2010, we had a backlog of approximately $2,640,429.  Our backlog includes $1,979,725 attributable to the City of Los Angeles Agreement under which we are required to produce and deliver six Nautilus XE20s and four Nautilus XE30s (and associated equipment).  Our backlog also includes orders from a manufacturer of buses and another customer to purchase flux vector motor controllers.  We believe that products in our backlog will be shipped by March 31, 2011.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board, or FASB, issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after September 15, 2010. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As we plan to implement this standard on January 1, 2011, the effect of this guidance will be limited transactions consummated after that date. We do not expect adoption of this standard to have a material impact on our financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

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

In October 2009, a new accounting consensus was issued for multiple-deliverable revenue arrangements. This consensus amends existing revenue recognition accounting standards. This consensus provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previously the existing accounting consensus required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. Under the existing accounting consensus, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010. We are in the process of evaluating whether the adoption of this standard will have a material effect on our financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2010 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed below and under “Risk Factors” in our Annual Report on Form 10-K for December 31, 2009 filed with the SEC on September 30, 2010, which could materially affect our business, financial condition and results of operations.  The risks described below and in our Annual Report on Form 10-K for December 31, 2009 filed with the SEC on September 30, 2010, are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On each of July 17, 2010, August 17, 2010, September 17, 2010 and October 17, 2010 we issued warrants to purchase 5,000 shares of our common stock at an exercise price of $1.00 per share to an accredited investor in consideration of investor relations rendered between each such date of issuance and the one month anniversary of such date, respectively.

Between July 29, 2010 and November 12, 2010, we entered into agreements with 24 accredited investors under which we sold an aggregate of $800,000 of 10% Senior Secured Convertible Debentures which are convertible into an aggregate of 1,066,657 shares of our common stock at a conversion price of $0.75 per share, subject to adjustment.  The 10% Senior Secured Convertible Debentures are secured by a security interest in all of our personal property (subject to customary exceptions), which security interest is subject to and subordinate to the security interest under secured credit facilities with one or more financial institution, now existing or hereafter arising, in an amount of up to $2,500,000 in the aggregate, provided that we do not issue any of our equity securities in connection with the creation of any additional senior debt.  Additionally, we issued to these investors five-year warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $0.75 per share, subject to adjustment.  In connection with the offering, we paid placement agent fees of approximately $88,000, consisting of a cash commission of $64,000 and a non-accountable expense allowance of $24,000.  We also issued five-year warrants to purchase an aggregate of 64,000 shares of our common stock at an exercise price of $0.75 per share to the placement agent and its designees.  The aggregate gross proceeds of $800,000 of the offering, less $88,000 paid to the placement agent, less other offering expenses, are allocated to working capital.

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
4.1
Form of 10% Senior Secured Subordinated Convertible Debenture issued by the Registrant to certain security holders in the aggregate principal amount of $800,000, which are convertible into an aggregate of 1,066,657 shares of common stock (subject to adjustment).

4.2	Form of Warrants to purchase an aggregate of 800,000 shares of common stock (subject to adjustment) issued by the Registrant to certain security holders.
4.3	Form of Common Stock Placement Warrants to purchase 64,000 shares of common stock issued by the Registrant.
4.4	Security Agreement, dated July 29, 2010, between the Registrant, the holders of the Registrant’s 10% Senior Secured Subordinated Convertible Debenture and CitizensTrust, as collateral agent.
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________________
(*)           Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 2010.

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