Form 10-Q/A
period 2010-09-30
BALQON CORP.
filed 2011-04-15
CIK 1169440

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q (“Amendment”) is to amend our initial filing of a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the Securities and Exchange Commission (“SEC”) on November 15, 2010 (the “Initial Filing”).  Defined terms used in this Amendment but not defined herein have the meanings ascribed to them in the Initial Filing.

On March 29, 2011, our management concluded that an accounting error had been made in our historical financial statements in relation to the value of a recorded derivative liability in connection with a private offering of our securities and the recording of the associated offering costs. As a result, our financial statements for the quarterly period ended September 30, 2010 must be restated (the “Restatement”).  In light of the Restatement, the financial statements and other financial information included in the Initial Filing are being restated in this Amendment.

Unless specified, the disclosures provided in this document have not been updated for more current information.  Therefore, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the date of the Initial Filing.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Amendment No. 1 to Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industries; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industries and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Part II, Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

i

BALQON CORPORATION
QUARTERLY REPORT ON
FORM 10-Q

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ii

PART I

ITEM 1.	Condensed Financial Statements

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2010 (Unaudited) (As Restated)	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$33,373	$118,635
Accounts receivable	333,404	167,925
Costs and estimated earnings in excess of billings on uncompleted contracts	34,224	—
Inventories	1,084,479	1,002,748
Prepaid expenses	47,993	53,382
Total current assets	1,533,473	1,342,690
Property and equipment, net	70,040	122,251
Other assets:
Deposits	14,400	14,400
Trade secrets, net	62,324	109,063
Goodwill	166,500	166,500

Total assets	$1,846,737	$1,754,904

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$1,533,419	$1,587,388
Customer deposit	1,159,601	1,159,601
Loan payable, Bridge Bank	219,463	128,150
Notes payable to related parties	25,000	25,000
Advances from shareholder	5,018	5,018
Derivative Liability	713,018	—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	650
Total current liabilities	3,655,519	2,905,807
Convertible notes payable, net of discount	852,000	209,510

Total Liabilities	4,507,519	3,115,317

SHAREHOLDERS’ DEFICIENCY

Common stock, $0.001 par value, 100,000,000 shares authorized, 25,733,348 and 25,518,348 shares issued and outstanding on September 30, 2010 and December 31, 2009, respectively	25,733	25,518

Additional paid in capital	11,399,676	9,650,329
Accumulated deficit	(14,086,191)	(11,036,260)
Total shareholders’ deficiency	(2,660,782)	(1,360,413)

Total liabilities and shareholders’ deficiency	$1,846,737	$1,754,904

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (As Restated)	2009	2010 (As Restated)	2009
REVENUES	$122,311	$780,158	$664,729	$3,055,958
COST OF REVENUES	113,275	656,088	609,876	2,849,777
GROSS PROFIT	9,036	124,070	54,853	206,181
OPERATING EXPENSES:
General and administrative	482,008	557,166	1,646,975	1,782,451
Research and development	63,690	34,615	187,808	132,579
Depreciation and amortization	30,276	23,638	105,311	70,514
Total operating expenses	575,974	615,419	1,940,094	1,985,544
Loss from operations	(566,938)	(491,349)	(1,885,241)	(1,779,363)
Other expenses:
Private placement costs	(359,904)	—	(359,904)	—
Change in fair value of derivative liability	58,636	—	58,636	—
Interest expense	(391,354)	(125,350)	(863,422)	(197,908)
NET LOSS	$(1,259,560)	$(616,699)	$(3,049,931)	$(1,977,271)

Net loss per share-basic and diluted	$(0.05)	$(0.02)	$(0.12)	$(0.08)
Weighted average shares outstanding, basic and diluted	25,733,348	25,518,348	25,703,256	25,518,348

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (Unaudited) (As Restated)

	Common Stock, $0.001 Par Value		Additional Paid in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balance, December 31, 2009	25,518,348	$25,518	$9,650,329	$(11,036,260)	$(1,360,413)
Fair value of shares granted for services	200,000	200	207,800	—	208,000
Fair value of warrants granted for services	—	—	26,562	—	26,562
Fair value of beneficial conversion feature and warrants issued with convertible notes	—	—	1,500,000	—	1,500,000
Conversion of notes into common shares	15,000	15	14,985	—	15,000
Net loss	—	—	—	(3,049,931)	(3,049,931)
Balance, September 30, 2010	25,733,348	$25,733	$11,399,676	$(14,086,191)	$(2,660,782)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

	Nine Months Ended September 30,
	2010 (As Restated)	2009
Cash flow from operating activities:
Net loss	$(3,049,931)	$(1,977,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,311	70,514
Fair value of common stock granted for services	208,000	—
Fair value of warrants granted for services	26,562	—
Cost of private placement	359,904	—
Change in fair value of derivative	(58,636)	—
Amortization of note discount	657,490	120,907
Changes in operating assets and liabilities:
Accounts receivable	(165,481)	(797,546)
Customer advance	—	1,159,601
Costs and estimated earnings in excess of billings on uncompleted contracts	(34,224)	—
Inventories	(81,731)	111,913
Prepaid expenses	5,389	(492)
Accounts payable and accrued expenses	(53,968)	(17,359)
Billings in excess of costs and estimated earnings on uncompleted contracts	(650)	650
Net cash used in operating activities	(2,081,965)	(1,329,083)

Cash flows from investing activities:
Acquisition of furniture, equipment and software	(6,360)	(18,938)
Refund of Deposit	—	15,368
Net cash used in investing activities	(6,360)	(3,570)

Cash flows from financing activities:
Proceeds from loan payable, Bridge Bank	91,313	256,300
Payment of notes payable, related parties	—	(75,875)
Proceeds from issuance of convertible notes	1,911,750	1,000,000
Advances from shareholder	—	(27,081)
Net cash provided by financing activities	2,003,063	1,153,344

Decrease in cash and cash equivalents	(85,262)	(179,309)
Cash and cash equivalents, beginning of period	118,635	355,615
Cash and cash equivalents, end of period	$33,373	$176,306
Supplemental cash flow information
Interest Paid	$223,722	$53,645
Income taxes Paid	$—	$—
Supplemental schedule of non cash financing and investing activities
Fair value of beneficial conversion feature and warrants issued with convertible notes	$1,500,000	$1,000,000
Derivative Liability arising from issuance of convertible notes and warrants	$771,654	$—
Conversion of convertible notes into shares of the Company’s common stock	$15,000	$—

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

Going Concern

For the nine months ended September 30, 2010, the Company recorded a net loss of $3,049,931, utilized cash in operations of $2,081,965, and had a working capital deficit of $2,122,046 and a shareholders’ deficiency of $14,086,191 as of September 30, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.  The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months, as they relate to the production of its products will continue to be significant.  If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.   Subsequent to September 30, 2010, the Company raised $225,000 through the sale of units consisting of convertible promissory notes and warrants (see Note 13).

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

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$—	$—	$713,018	$713,018

Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses Monte Carlo option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

On March 29, 2011, management of the Company concluded, with the concurrence of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), that the Company’s financial statements for the three and nine months ended September 30, 2010 should no longer be relied upon because of accounting errors contained in those financial statements relating to the value of the derivative liability created upon the issuance of the Company’s 10% Senior Secured Convertible Debentures (the “Debentures”) and accompanying warrants during the quarter ended September 30, 2010 (collectively, the “Financing Transactions”) and the recording of associated offering costs.  As a result of these errors, the Company’s financial statements for the three and nine months ended September 30, 2010 have been restated.

In connection with the Financing Transactions, the Company (i) sold to 20 accredited investors an aggregate of $575,000 of Debentures which were initially convertible into an aggregate of 766,667 shares of the Company’s common stock at a conversion price of $0.75 per share, subject to adjustment, (ii) issued warrants to purchase an aggregate of 575,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment, to the investors, (iii) paid placement agent and legal fees of $63,250 and $100,000, respectively, and (iv) issued five-year placement agent warrants to purchase an aggregate of 46,000 shares of the Company’s common stock at an initial exercise price of $0.75 per share, subject to adjustment.

Each of the Debentures and warrants includes anti-dilution provisions that allow for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion or exercise price of the Debentures or warrants, as the case maybe.  The Company considered the current Financial Accounting Standards Board guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” and determined that the conversion price of the Debentures and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events.  As a result, the Company concluded that the conversion features of the Debentures and the exercise features of the warrants are not considered indexed to the Company’s own stock and characterized the fair value of the warrants as derivative liabilities upon issuance.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

In accordance with relevant accounting guidelines, the Company determined that the derivative liability created upon the issuance of the Debentures and the warrants was $2,584,240 in the aggregate   (“Initial Aggregate Value”).  The Initial Aggregate Value exceeded the $575,000 face value of the Debentures by $2,009,240 (“Excess Amount”), which Excess Amount was considered as a cost of the Financing Transactions.  The Company recorded the Initial Aggregate Value of $2,584,240 as a derivative liability. As of September 30, 2010, the Company determined the value of this liability to be $2,594,546. Further, as of September 30, 2010, the Company deferred $163,250 of expenses related to this Financing Transaction (consisting of placement agent fees of $63,250 and legal fees of $100,000).

The Company engaged an independent valuation firm to value the derivative liabilities created upon the issuance of the Debentures and warrants.  The independent valuation firm determined different values for certain of the assumptions initially used by the Company. Based on the results from the independent valuation firm, the Company determined that the restated initial aggregate value of the derivative liabilities created upon the issuance of the Debentures and warrants in the Financing Transactions (including the warrants issued to the placement agent) to be $771,654, which amount represents a reduction of $1,812,586 from the initial aggregate value determined by the Company.   Additionally, the Company has concluded, after further review of relevant accounting literature and consultation with its independent registered public accounting firm, that the costs of the Financing Transactions should have been expensed rather than amortized to other expense over the lifetime of the Debentures. As such, the Company has restated its financial statements for the three and nine months ended September 30, 2010 to correct this error.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

	September 30, 2010
	(As Initially Reported)	(Adjustment)		(As Restated) (Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,373			$33,373
Accounts receivable	333,404			333,404
Costs and estimated earnings in excess of billings on uncompleted contracts	34,224			34,224
Inventories	1,084,479			1,084,479
Prepaid expenses	47,993			47,993
Total current assets	1,533,473			1,533,473
Property and equipment, net	70,040			70,040
Other assets:
Deposits	14,400			14,400
Financing costs, net of amortization	145,459	(145,459)	(1)	—
Trade secrets, net	62,324			62,324
Goodwill	166,500			166,500

Total assets	$1,992,196	(145,459)		$1,846,737

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$1,533,419			$1,533,419
Customer deposit	1,159,601			1,159,601
Loan payable, Bridge Bank	219,463			219,463
Notes payable to related parties	25,000			25,000
Advances from shareholder	5,018			5,018
Derivative Liability	2,594,546	(1,881,528)	(2)	713,018
Billings in excess of costs and estimated earnings on uncompleted contracts	—			—
Total current liabilities	5,537,047	(1,881,528)		3,655,519
Convertible notes payable, net of discount	852,000			852,000

Total Liabilities	6,389,047	(1,881,528)		4,507,519

SHAREHOLDERS’ DEFICIENCY

Common stock, $0.001 par value, 100,000,000 shares authorized, 25,733,348 and 25,518,348 shares issued and outstanding on September 30, 2010 and December 31, 2009, respectively	25,733			25,733

Additional paid in capital	11,399,676			11,399,676
Accumulated deficit	(15,822,260)	1,736,069		(14,086,191)
Total shareholders’ deficiency	(4,396,851)	1,736,069		(2,660,782)

Total liabilities and shareholders’ deficiency	$1,992,196	(145,459)		$1,846,737

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

	For the Nine Months Ended September 30, 2010
	(As Initially Reported)	(Adjustment)		(As Restated) (Unaudited)
REVENUES	$664,729			$664,729

COST OF REVENUES	609,876			609,876
GROSS PROFIT	54,853			54,853

OPERATING EXPENSES:
General and administrative	1,646,975			1,646,975
Research and development	187,808			187,808
Depreciation and amortization	105,311			105,311
Total operating expenses	1,940,094			1,940,094

Loss from operations	(1,885,241)			(1,885,241)
Other expenses:

Private placement costs	(2,009,240)	1,649,336	(1,2)	(359,904)
Change in fair value of derivative liability	(10,306)	68,942	(3)	58,636
Interest expense	(881,213)	17,791	(1)	(863,422)
NET LOSS	$(4,786,000)	$1,736,069		$(3,049,931)

Net loss per share-basic and diluted	$(0.19)	$0.07		$(0.12)
Weighted average shares outstanding, basic and diluted	25,733,348			25,733,348

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

	For the Three Months Ended September 30, 2010
	(As Initially Reported)	(Adjustment)		(As Restated) (Unaudited)
REVENUES	$122,311			$122,311

COST OF REVENUES	113,275			113,275
GROSS PROFIT	9,036			9,036

OPERATING EXPENSES:
General and administrative	482,008			483,008
Research and development	63,960			63,960
Depreciation and amortization	30,276			30,276
Total operating expenses	575,974			575,974
Loss from operations	(566,938)			(566,938)
Other expenses:

Private placement costs	(2,009,240)	1,649,336	(1,2)	(359,904)
Change in fair value of derivative liability	(10,306)	68,942	(3)	58,636
Interest expense	(409,145)	17,791	(1)	(391,354)
NET LOSS	$(2,995,629)	$1,736,069		$(1,259,560)

Net loss per share-basic and diluted	$(0.12)	$0.07		$(0.05)
Weighted average shares outstanding, basic and diluted	25,733,348			25,733,348

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

	Nine Months Ended September 30,
	(As Initially Reported)	(Adjustment)	(As Restated) (Unaudited)

Cash flow from operating activities:
Net loss	$(4,786,000)	$1,736,069	$(3,049,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,311	-	105,311
Fair value of common stock granted for services	208,000	-	208,000
Fair value of warrants granted for services	26,562	-	26,562
Cost of private placement	2,009,240	(1,649,336)	359,904
Change in fair value of derivative liability:	10,306	(68,942)	(58,636)
Amortization of note discount	657,490	-	657,490
Amortization of finance costs	17,791	(17,791)	-
Changes in operating assets and liabilities
Accounts receivable	(165,481)	-	(165,481)
Costs and estimated earnings in excess of billings on uncompleted contracts
uncompleted contracts	(34,224)	-	(34,224)
Inventory	(81,731)	-	(81,731)
Prepaid expenses	5,389	-	5,389
Accounts payable	(53,970)	-	(53,970)
Billings in excess of costs and estimated earnings on
uncompleted contracts	(650)	-	(650)
Net cash used by operating activities	(2,081,965)	-	(2,081,965)

Cash flow from investing activities:
Acquisition of furniture, equipment and software	(6,360)	-	(6,360)
Net cash provided by investing activities	(6,360)	-	(6,360)

Cash flow from financing activities:
Proceeds from loan payable, Bridge Bank	91,313		91,313
Proceeds from issuance of convertible notes, net	1,911,750		1,911,750
Net cash provided by financing activities	2,003,063	-	2,003,063

Decrease in cash and cash equivalents	(85,262)	-	(85,262)
Cash and cash equivalents, beginning of period	118,635	-	118,635
Cash and cash equivalents, end of period	$33,373	$-	$33,373

Supplemental cash flow information:
Interest paid	$223,722		$223,722
Income taxes paid	$-		$-

Supplemental non-cash financing and investing activities:
Fair value of beneficial conversion feature and warrants issued
with convertible notes	$1,500,000		$1,500,000
Derivative liability arising from issuance of convertible notes
and warrants	$2,584,240	$(1,812,586)	$771,654
Conversion of convertible notes into shares of Company's
common stock	$15,000		$15,000

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Explanation of adjustments:

1)	To expense costs of private offering that had previously been capitalized and amortized through September 30, 2010.

2)	To adjust Derivative Liability to amount determined by independent valuation.

3)	To adjust fair value of derivative liability.

NOTE 3 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

In May 2009, the Company received a grant of up to $400,000 from the City of Los Angeles to reimburse the Company for costs incurred in connection with the installation, demonstration and evaluation of lithium powered battery packs in two of the Company’s heavy-duty electric vehicles.  Reimbursement of up to $360,000 of the costs incurred shall be payable to the Company upon the successful demonstration of the use of lithium batteries in a Nautilus XE30 and a Nautilus XE20, and reimbursement of up to $40,000 of the costs incurred shall be payable to the Company upon completion of testing required under the terms of the grant.  This contract is being accounted for under the percentage of completion method.  At September 30, 2010 and December 31, 2009, the contract was estimated to be approximately 99% and 90% complete, respectively.

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

NOTE 5 – NOTES PAYABLE—RELATED PARTIES, UNSECURED

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

NOTE 7 –CONVERTIBLE PROMISSORY NOTES

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

(1)      Between March 25, 2009 and June 19, 2009, the Company entered into agreements with 34 accredited investors for the sale by the Company of an aggregate of $1,000,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the nine months ending on September 30, 2010, $15,000 in principal amount of these notes were converted to 15,000 shares of the company’s common stock.  On September 30, 2010, $985,000 in principal was outstanding under these notes.

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

(2)      Between July 29, 2010, and September 10, 2010, the Company entered into agreements with 20 accredited investors for the sale by the Company of an aggregate of $575,000 of Debentures which are convertible into an aggregate of 766,659 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  In connection with this offering, the Company also issued to the investors warrants to purchase an aggregate of 575,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment. The Company also issued to its placement agent warrants to purchase 46,000 shares of the Company’s common stock at exercise price of $0.75 per share, subject to the same adjustments and terms as those warrants issued to investors.   The Debentures are due on September 30, 2012, or at the Company’s sole discretion, on March 31, 2013 (the “Maturity Date”) or such date as this Debenture is required or permitted to be repaid as provided in the agreement.  The Debentures are secured under the terms of a Security Agreement by a security interest in all of the Company’s personal property.

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 7 –CONVERTIBLE PROMISSORY NOTES (continued)

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

The Company determined the aggregate fair value of the warrants issued to investors and its placement agent to be $379,838 and the initial fair value of the embedded beneficial conversion feature of the Debentures to be $391,816 (an aggregate amount of $771,654).  These amounts were determined by Management with the use of an independent valuation specialist using a Monte Carlo simulation model.  In accordance with current accounting guidelines, as the amount of Debt discount to be recognized is limited to the amount of proceeds allocated to the Debentures, the excess of $196,654 of derivative liability created over the face amount of the note was considered to be a cost of the private placement.  In addition, the Company also incurred another $163,250 of closing costs (consisting of $63,250 of placement agent fees and $100,000 of legal fees directly related to the offering).  As such, the Company recorded a $575,000 valuation discount upon issuance, and recognized private placement costs of $359,904 for financial reporting purposes.  As of September 30, 2010, the Company has amortized $38,836 of the valuation discount, and the remaining unamortized valuation discount of $536,164 as of September 30, 2010 has been offset against the face amount of the notes for financial statement purposes. The aggregate fair value of the derivative liabilities as of September 30, 2010 was $713,018 (see Note 8).

3)      Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,999,993 shares of the Company’s common stock at an exercise price of $0.50 per share.  In connection with the offering, the Company issued three year warrants to purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.

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

NOTE 7 –CONVERTIBLE PROMISSORY NOTES (continued)

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

NOTE 8 - DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s Debentures (described in Note 7), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the Debentures from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Debentures was separated from the host contract (i.e., the Debentures) and recognized as a derivative instrument.  Both the conversion feature of the Debentures and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using Monte Carlo valuation techniques with the following assumptions:

BALQON CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

NOTE 8 –DERIVATIVE LIABILITY (continued)

	September 30, 2010 (Unaudited)	July 29, 2010 (date of issuance) (unaudited)
Conversion feature:

Risk-free interest rate	0.72%	0.72%
Expected volatility	100%	115%
Expected life (in years)	2.00 years	2.17 years
Expected dividend yield	0	0

Warrants:

Risk-free interest rate	1.27%	1.89%
Expected volatility	95%	95%
Expected life (in years)	5.00 years	5.17 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	$340,448	391,816
Warrants	368,048	379,838
	$713,018	$771,654

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

As of September 30, 2010, the aggregate derivative liability of the conversion feature and the warrants was $713,048.  For the quarterly period ended September 30, 2010, the Company recorded a change in fair value of the derivative liabilities of $58,636.  At December 31, 2009, no derivative instruments were recorded.

NOTE 9 – INCOME TAXES

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

NOTE 9 – INCOME TAXES (Continued)

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

NOTE 10 – SHAREHOLDERS’ DEFICIENCY

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

NOTE 11 – STOCK OPTIONS AND WARRANTS

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

NOTE 11 – STOCK OPTIONS AND WARRANTS (continued)

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

Between July 29, 2010, and September 10, 2010, the Company raised an aggregate of $575,000 through the issuance of its Debentures which are convertible to an aggregate of which are convertible into an aggregate of 766,659 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment, to 20 accredited investors.  In connection with this offering, the Company also issued to the investors five year warrants to purchase an aggregate of 575,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment.  The Company also issued five-year placement agent warrants to purchase an aggregate of 46,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment, in connection with the offering.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 - SUBSEQUENT EVENTS

Sale of 10% Senior Secured Convertible Debentures

Between October 1, 2010 and November 12, 2010, the Company entered into agreements with 4 accredited investors for the sale by the Company of an aggregate of $225,000 of Debentures which are convertible into an aggregate of 299,998 shares of the Company’s common stock at a conversion  price of $0.75 per share of common stock, subject to adjustment.  In connection with this offering, the Company also issued to the investors warrants to purchase an aggregate of 225,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment, to the investors.    The Company paid placement agent fees of approximately $24,750, consisting of a cash commission of $18,000 and a non-accountable expense allowance of $6,750, and issued five-year placement agent warrants to purchase an aggregate of 18,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment, in connection with the offering.  The proceeds of $225,000, less $24,750 paid to the placement agent, less other expenses, are allocated to working capital.  The Debentures are secured under the terms of a Security Agreement by a security interest in all of the Company’s personal property. The Company is in the process of analyzing the accounting effect of the recording of the convertible notes and warrants.

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

In May 2009, we received a grant of up to $400,000 from the City of Los Angeles to reimburse us for costs we incur in connection with the installation, demonstration and evaluation of lithium powered battery modules in two of our zero emissions Nautilus vehicles, or Lithium Grant.  In 2009, we also upgraded all our heavy-duty electric vehicles from lead acid batteries to lithium batteries.  Prior to the incorporation of lithium battery modules into our electric vehicles, our Nautilus product line featured predecessors of the Nautilus XE20 and Nautilus XE30, the Nautilus E20 and Nautilus E30, respectively, which were powered by lead acid battery modules.  As of the date of this report, our product portfolio features two products in our Nautilus product line, the Nautilus XE20, a heavy-duty electric yard tractor, and the Nautilus XE30, a heavy-duty electric short-haul tractor.  In addition, our product portfolio features  a heavy-duty Class 7 and Class 8 electric truck, the Mule M150, which is designed as a zero emissions solution to transport loads of up to 7 tons in short-haul on-highway applications.  During the remainder of 2010, we plan to add medium duty electric trucks to our existing product line, and thereby expand our product offerings in domestic and international markets.

In January 2010, we released our lithium battery powered yard tractor, the Nautilus XE20, with a range of 95 miles and maximum speed of 25 miles per hour under unloaded conditions.  The Nautilus XE20 incorporates our latest drive system and proprietary BMS on a Autocar Xspotter yard tractor chassis.

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

During the nine months ended September 30, 2010, 48% of our revenues were derived from the sale of an electric vehicle to the Port of Los Angeles under the terms of the City of Los Angeles Agreement, 40% of our sales were derived from shipment of our drive systems to international OEM of hybrid buses and trucks, 7% of revenues were derived from sales of our flux vector motor controllers to an electric bus manufacturer, and the remaining 5% of revenues were derived from progress work on the Lithium Grant.  The revenues and costs associated with the Lithium Grant are recorded as contract revenues and costs. As such, the costs associated with the development of our demonstration vehicle are recorded as “contract costs,” not as research and development expenses.

While $1,979,725 of our current backlog of $2,640,429 is attributable to our outstanding purchase order from the City of Los Angeles, we anticipate that a majority of future sales of our heavy-duty electric vehicles will be made directly to end users, such as large terminal operators, shipping companies and OEMs, rather than directly to governmental agencies such as the AQMD and the City of Los Angeles.  Our expectation that a majority of our future sales of our heavy-duty electric vehicles will be made directly to end users is based, in part, on the results of our initial test of the Nautilus XE30 powered by lithium batteries and our agreement with Autocar LLC, or Autocar, to collaborate on the development, marketing and sale of on-highway Class 7 and Class 8 zero emissions electric vehicles.  In addition, we expect to use Autocar’s existing authorized dealer network to sell our heavy-duty electric vehicles.  Our expectations regarding future customers are also based on our current on-going discussions with potential customers located in Canada, Asia, Latin America and Europe, and additional governmental incentives and funding that we believe will become available for electric vehicles, which, in turn, are expected to improve the competitive advantage of our electric vehicles.  During the nine months ended September 30, 2010, we increased our efforts in soliciting and, promoting governmental grants that are applicable to our products and technologies.

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

Results of Operations

We have based our financial statements on the assumption of our operations continuing as a going concern.  As of September 30, 2010, we had a working capital deficiency of $2,122,045 an accumulated deficit of $14,086,191 and reported a net loss for the nine months ended September 30, 2010 of $3,049,931 which raise substantial doubt about our ability to continue as a going concern.  Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which are expected to help provide us with the liquidity necessary to meet operating expenses.

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

	Three Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2010	2009
Net revenues	$122,311	$780,158	$(657,847)	(84.3)%	100%	100%
Cost of revenues	113,275	656,088	542,813	82.7%	93%	84%
Gross profit	9,036	124,070	(115,034)	(92.7)%	7%	16%
Private placement costs	(359,904)	—	(359,904)	(100)%	294%	—
Change in fair value of derivative liability	58,636	—	58,636	(100)%	48%	—
Operating and interest expenses	(967,328)	740,769	(226,559)	(31)%	791%	95%
Net loss	$(1,259,560)	$(616,699)	$(760,133)	123%	(1030)%	(79)%

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

Private Placement Costs. The $359,904 increase in private placement costs during the three months ended September 30, 2010, relate to costs of the Senior Secured Convertible debenture offering that was in process between July 12, and September 30, 2010.

Change in Fair Value of Derivative Liability. The $58,626 change in the fair value of the derivative liability during the three months ended September 30, 2010, relate to value of the derivatives associated with the Senior Secured Convertible debenture offering that was in process between July 12, and September 30, 2010.

Operating and Interest Expenses.  The increase in operating and interest expenses was comprised of a $29,075 increase in research and development expenses, a $6,638  increase in depreciation and amortization, and a $266,004 increase in interest expenses, offset by a $75,159 decrease in general and administrative expenses.

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

Interest expense during the three months ended September 30, 2010 increased by $266,004, due to interest costs associated incurred in connection with our credit facility with Bridge Bank, interest incurred on $2,485,000 in principal of our 10% unsecured subordinated convertible promissory notes and $163,715 of amortization of the beneficial conversion feature interest cost incurred on our issuance of convertible notes and warrants.

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

	Nine Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Nine Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2010	2009
Net revenues	$664,729	$3,055,958	$(2,391,229)	(78.2)%	100%	100%
Cost of revenues	609,876	2,849,777	2,239,901	78.6%	92%	93%
Gross profit	54,853	206,181	(151,328)	(73.4)%	8%	7%
Private placement costs	(359,904)	—	(359,904)	(100)%	294%	—
Change in fair value of derivative liability	58,636	—	58,636	(100)%	48%	—
Operating and interest expenses	(2,803,515)	(2,183,452)	(620,063)	(28.4)%	2292%	280%
Net loss	$(3,049,931)	$(1,977,271)	$(1,189,932)	60.2%	(2494)%	(253)%

Net Revenues.  The decrease in revenues is a result of the sale of only one electric and electric drive systems during the nine months ended September 30, 2010 as compared to the sales of eleven electric vehicles during the nine months ended September 30, 2009. We were unable to sell more than one electric vehicle during the nine months ended September 30, 2010 due to significant working capital constraints.  In addition to the revenues derived from the sale of one electric vehicle, our revenues during the nine months ended September 30, 2010 included revenues derived from the sale of drive systems, flux vector motor controllers, part sales and contract revenues of $34,874 from progress work toward completion of the Lithium Grant.  In addition to the revenues derived from the sale of seven electric vehicles, our revenues during the three months ended September 30, 2009 included revenues derived from the sale of a battery charger and contract revenues.

Gross Profit.  During the nine months ended September 30, 2010, costs of revenues decreased by $2,239,901 largely due to the lack of a significant amount of sales during that period. The gross profit margin of 7% during the nine months ended September 30, 2010, is comprised of a 7% gross margin on the sale of trucks and parts, reduced by a zero gross profit on the Lithium Grant. The gross profit of 7% realized during the nine months ended September 30, 2009 is comprised of a 12.2% gross profit on the sale of vehicles and parts, offset by 4% direct labor and 4.4% manufacturing overhead costs.

Private Placement Costs. The $359,904 increase in private placement costs during the nine months ended September 30, 2010, relate to costs of the Senior Secured Convertible debenture offering that was in process between July 12, and September 30, 2010.

Change in Fair Value of Derivative Liability. The $58,626 change in the fair value of the derivative liability during the nine months ended September 30, 2010, relate to value of the derivatives associated with the Senior Secured Convertible debenture offering that was in process between July 12, and September 30, 2010.

Operating and Interest Expenses.  The increase in operating and interest expenses was comprised of a $135,476 decrease in general and administrative expenses, a $55,229  increase in research and development expenses, a $34,797 increase in depreciation and amortization, and a $665,513 increase in interest expenses.

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

Interest expense during the nine months ended September 30, 2010 increased by $665,513, due to interest costs associated incurred in connection with our credit facility with Bridge Bank, interest incurred on the $2,485,000 principal amount of our 10% convertible promissory notes and $639,699 of amortization of the beneficial conversion feature interest cost incurred on our issuance of convertible notes and warrants .

Liquidity and Capital Resources

During the nine months ended September 30, 2010, we funded our operations primarily with cash flow from financing activities, which included the issuance of unsecured debt and the issuance of equity securities.  As of September 30, 2010, we had a working capital deficiency of $2,122,045 as compared to a working capital deficiency of $1,563,117 at December 31, 2009.  At September 30, 2010 and December 31, 2009 we had an accumulated deficit of $14,086,191 and $11,036,260, respectively, and cash and cash equivalents of $33,373 and $118,635, respectively.

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

Our continued operations are dependent on securing additional sources of liquidity through debt and/or equity financing.  As indicated above, our financial statements as of September 30, 2010 and December 31, 2009 and for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at September 30, 2010 we had an accumulated deficit of $14,086,191.  These factors, among others, raised substantial doubt about our ability to continue as a going concern and, with respect to our financial position on December 31, 2009, led our independent registered public accounting firm to include in their report an explanatory paragraph related to our ability to continue as a going concern. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2010 that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

Material Weakness

As of September 30, 2010, we had a material weakness in our internal control over financial reporting with respect to our failure to accurately record the value of a derivative liability and the associated offering costs in connection with a private offering of our securities during the three months ended September 30, 2010. On March 29, 2011, our management concluded that we failed to accurately record the value of a derivative liability in connection with the private offering of our securities and the associated offering costs. Based on this conclusion, our Audit Committee and senior management decided, on March 29, 2011, to restate our financial statements as of and for the three and nine months ended September 30, 2010.

Remediation of Material Weaknesses

We have implemented appropriate controls to remediate the material weakness described above. We engaged an independent valuation consultant to conduct a valuation of the initial aggregate cost of the derivative liability and to update the valuation of the derivative liability as of September 30, 2010.  We have implemented a policy whereby for all future securities transactions that involve derivative instruments, we will engage an independent valuation consultant to determine the values of any derivative instruments. This new policy was implemented during the quarterly period ended December 31, 2010.  Accordingly, management believes that the remediation described above has remediated the material weakness described above as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Between July 29, 2010 and November 12, 2010, we entered into agreements with 24 accredited investors under which we sold an aggregate of $800,000 of 10% Senior Secured Convertible Debentures which are convertible into an aggregate of 1,066,657 shares of our common stock at a conversion price of $0.75 per share, subject to adjustment.  The 10% Senior Secured Convertible Debentures are secured by a security interest in all of our personal property (subject to customary exceptions), which security interest is subject to and subordinate to the security interest under secured credit facilities with one or more financial institution, now existing or hereafter arising, in an amount of up to $2,500,000 in the aggregate, provided that we do not issue any of our equity securities in connection with the creation of any additional senior debt.  Additionally, we issued to these investors five-year warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $0.75 per share, subject to adjustment.  In connection with the offering, we paid placement agent fees of approximately $88,000, consisting of a cash commission of $64,000 and a non-accountable expense allowance of $24,000.  We also issued five-year warrants to purchase an aggregate of 64 ,000 shares of our common stock at an exercise price of $0.75 per share to the placement agent and its designees.  The aggregate gross proceeds of $800,000 of the offering, less $88,000 paid to the placement agent, less other offering expenses, are allocated to working capital.

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
4.1
Form of 10% Senior Secured Subordinated Convertible Debenture issued by the Registrant to certain security holders in the aggregate principal amount of $800,000, which are convertible into an aggregate of 1,066,657 shares of common stock (subject to adjustment). (1)

4.2	Form of Warrants to purchase an aggregate of 800,000 shares of common stock (subject to adjustment) issued by the Registrant to certain security holders. (1)
4.3	Form of Common Stock Placement Warrants to purchase 64,000 shares of common stock issued by the Registrant. (1)
4.4	Security Agreement, dated July 29, 2010, between the Registrant, the holders of the Registrant’s 10% Senior Secured Subordinated Convertible Debenture and Citizens Trust , as collateral agent. (1)
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________________
(*) (1)	Filed herewith. Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2011.

BALQON CORPORATION

By:	/s/ BALWINDER SAMRA
Balwinder Samra Chairman of the Board, President and Chief Executive Officer (principal executive officer)

BALQON CORPORATION
EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*