Form 10-K
period 2010-12-31
BALQON CORP.
filed 2011-04-15
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $352,504.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of April 12, 2011 was 35,591,530.

DOCUMENTS INCORPORATED BY REFERENCE
None

BALQON CORPORATION
ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

Page

PART I

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

Overview

We are a developer and manufacturer of complete drive systems and battery systems for electric vehicles, industrial equipment and renewable energy storage devices.  We also design and assemble electric powered yard tractors, short haul drayage tractors and inner city Class 7 and 8 delivery trucks utilizing our proprietary drive system technologies.

We develop and manufacture electric drive systems and lithium battery modules for use in electric trucks, tractors, buses, industrial equipment and renewable energy storage devices.  Each of our electric drive systems is comprised of an electric motor, transmission, our proprietary flux vector motor controller (which controls the speed of an electric motor by varying the input frequency and voltage from a vehicle’s batteries), power electronic components and proprietary software configured to specific application needs.  Our lithium battery modules feature our proprietary battery management system, or BMS, an electronic device mounted on each lithium battery cell to monitor the state of charge of the battery, including its temperature, voltage and current during charge and discharge cycles.

A key element of our strategy is to integrate our proprietary technologies such as our flux vector motor controllers and BMSs into diversified vehicle platforms to address a growing global demand for commercial electric vehicles.  We are also engaged in the research and development of battery and power management systems for use in the renewable energy storage industries, such as the wind, solar and geothermal industries.

We sell our electric drive systems and lithium battery modules to global original equipment manufacturers, or OEMs, of trucks, buses and industrial equipment that are engaged in the development of electric or hybrid vehicle platforms to address local market needs.  Our sales strategy is to partner with OEMs to develop product solutions for specific market needs utilizing our complete propulsion and energy systems.  We believe that this strategy will result in a reduction of the time and costs associated with integration and development and will also reduce time to market cycles for our OEM partners’ new product platforms.

We also develop, design, assemble, market and sell zero-emissions heavy-duty electric yard tractors, short haul drayage tractors and inner city Class 7 and Class 8 delivery trucks that feature our proprietary electric drive systems and lithium battery modules.  Our heavy-duty electric vehicles are suitable for use in the transportation of containers and heavy loads at facilities such as marine terminals, rail yards, industrial warehouses, intermodal facilities (facilities where freight is transferred from one mode of transportation to another without actual handling of the freight itself when changing modes), military bases and industrial plants.

As of the date of this report, our electric vehicle product portfolio features two products in our Nautilus product line, the Nautilus XE20, a heavy-duty electric yard tractor, and the Nautilus XE30, a heavy-duty electric short-haul tractor.  We also offer a heavy-duty Class 7 and Class 8 electric truck, the Mule M150, which is designed as a zero emissions solution to transport loads of up to 7 tons in short-haul on-highway applications.

Recent Developments

During 2010, we focused our efforts on raising capital to fund our operations and on activities centered around innovation, the integration of our technologies across product platforms and the adoption of our products in the global marketplace.  In 2010, we raised $7,350,000 in gross proceeds through the sale of our convertible notes and equity securities in several private placement transactions and we completed the development of our proprietary lithium BMS which increases battery life and safety of our batteries across product platforms.  During 2010, we also integrated lithium batteries into all of our electric vehicles.  Our efforts to promote the integration of our electric drive systems and battery modules into a variety of applications have resulted in us forming strategic alliances with electric bus, truck and forklift manufacturers in Asia and North America.

In January 2010, we released our lithium battery powered yard tractor, the Nautilus XE20, with a range of 95 miles and maximum speed of 25 miles per hour under unloaded conditions.  The Nautilus XE20 incorporates our latest electric drive system and proprietary BMS on a yard tractor chassis manufactured by Autocar, LLC.  In February 2010, we successfully completed eight weeks of cold weather testing on our Nautilus XE20 in actual industrial applications during two eight hour shift operations at temperatures below 10°F under loads exceeding 30 tons.

In March 2010, we completed the design and testing of our proprietary BMS, which monitors battery conditions and balances battery cells during charge and discharge cycles.  Our proprietary software allows our BMS to be used on any battery cell chemistry.

In May 2010, we successfully demonstrated the use of our Nautilus XE20 in a three shift operation at a warehousing facility utilizing a fast charger facilitated by our proprietary BMS that has the ability to charge our vehicles in less than two hours.

In June 2010, we delivered electric drive systems and lithium battery modules to Ashok Leyland to be installed into intercity hybrid buses to be used for demonstration purposes.  The intercity hybrid buses incorporating our electric drive systems and lithium battery modules have been undergoing field tests for the past ten months.  As a result of the successful demonstration and testing of these intercity hybrid buses, in April 2011, we entered into a Joint Development Agreement, or Development Agreement, with Ashok Leyland Ltd., a large manufacturer of trucks and buses based in India, under which we will work with Ashok Leyland to jointly develop and test four electric vehicles (buses and trucks) using Ashok Leyland’s glider chassis and our electric drive systems and lithium battery modules.

In July 2010, we shipped 240 kW flux vector motor controllers to an inner city electric bus manufacturer in United States.

During September 2010, we integrated one of our heavy-duty drive systems into a 45 foot, 25 ton Class A recreational vehicle manufactured by MVP RV, demonstrating the viability of our technology in the recreational vehicle market.  This completed vehicle operates at speeds of 65 mph and has a demonstrated range of 250 miles on a single charge.  Currently, the vehicle is undergoing road testing conducted by MVP RV, a potential international customer.

In November 2010, T&K Logistics, Inc., the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan, agreed to lease ten of our Nautilus XE20s yard tractors for use at Ford Motor Company’s assembly plant in Wayne, Michigan, for a period of 36 months. As of April 12, 2011, we have delivered three of our Nautilus XE20s and intend to deliver the remaining seven units by June 30, 2011.  The three Nautilus XE20s we delivered featured battery modules with double the battery energy and, therefore, double the range of previous yard tractors we have produced.

In December 2010, we entered into a three year distribution agreement, or Distribution Agreement, with Seven One Limited under which we were appointed as the exclusive authorized distributor in the United States for the promotion, marketing and sale of lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company.  The term of the Distribution Agreement extends through December 31, 2013 and will automatically renew for successive one year terms unless terminated under the terms of the Distribution Agreement.

During 2010, we expanded our sales force to include dealers in Argentina, Columbia, Costa Rica, Spain, and, generally, in Europe.

In January 2011, we entered into an agreement with Winston Global Energy, an affiliate of our Chairman of the Board headquartered in Shenzhen China, under which Winston Global Energy agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.  The electric drive systems will be integrated into 14 to 30 passenger mini-buses and must be delivered by no later than July 25, 2012.

Historical Background

We are a Nevada corporation that was incorporated on November 21, 2001, as BMR Solutions, Inc.  On September 15, 2008, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Balqon Corporation, a California corporation, or Balqon California, and our wholly-owned subsidiary Balqon Acquisition Corp., or Acquisition Subsidiary.  Upon the closing of the Merger Agreement on October 24, 2008, or Merger Transaction, Balqon California merged with and into Acquisition Subsidiary with Acquisition Subsidiary surviving and immediately thereafter, Acquisition Subsidiary merged with and into our company and at that time we also changed our name from BMR Solutions, Inc. to Balqon Corporation.  Our current business is comprised solely of the business of Balqon California.  Balqon California was incorporated on April 21, 2005 and commenced operations in 2006.

In May 2008, Balqon California received a purchase order, or AQMD Purchase Agreement, from the California South Coast Air Quality Management District, or AQMD, for one Nautilus E20 electric yard tractor (the predecesor to our Nautilus XE20) to be used in a demonstration program to demonstrate the benefits of using zero emissions electric vehicles in off-highway container transportation applications.  In March 2009, we delivered a Nautilus E20 to the AQMD under the terms of the AQMD Purchase Agreement.  We continue to be obligated to pay the AQMD a royalty fee of $1,000 per electric vehicle sold or leased to anyone other than the AQMD or the Port of Los Angeles.  The royalty fee will be adjusted for inflation every five years.  Under the terms of the AQMD Purchase Agreement, the AQMD has the right to use data collected during the test phase and has a royalty free, nonexclusive, irrevocable license to produce any copyrighted material produced under the AQMD Purchase Agreement.

In June 2008, Balqon California received a purchase order from the City of Los Angeles, or City of Los Angeles Agreement, for 20 Nautilus E20 heavy-duty electric yard tractors and five Nautilus E30 short-haul tractors (the predecessor to our Nautilus XE30), all of which will be used at the Port of Los Angeles.  The City of Los Angeles Agreement is for a term of three years.  The City of Los Angeles has agreed to pay us up to an aggregate of $5,383,750, comprised of $189,950 for each Nautilus E20 yard tractor, $208,500 for each Nautilus E30 drayage tractor, and $542,250 for the delivery of five sets of battery chargers.  We are also obligated to pay the City of Los Angeles a royalty fee of $1,000 per electric vehicle sold or leased to any party other than the City of Los Angeles or the AQMD.  The royalty fee will be adjusted for inflation every five years.  As of April 12, 2011, we have delivered 14 Nautilus E20s (including four Nautilus XE20s) and one Nautilus XE30, to the Port of Los Angeles under the terms of the City of Los Angeles Agreement.

In September 2008, Balqon California entered into an agreement with Electric Motorsports, LLC, or EMS, and its sole member, Robert Gruenwald, to acquire substantially all of the assets of EMS, including all intellectual property assets used in the development and manufacture of flux vector motor controllers.  At the time of the acquisition, EMS had been engaged in developing, designing and manufacturing flux vector motor controllers for use in automotive products and material handling equipment since 1997.  At the time of the acquisition, Mr. Gruenwald was, and continues to be, our Vice President Research and Development.  As a result of this acquisition, Balqon California acquired proprietary technology and designs that we currently use in our heavy-duty electric vehicles.  Since its inception in 1997, EMS had sold over 250 motor controllers for use in applications including industrial conveyor systems, electric buses, delivery trucks, a monorail system and mining vehicles.  EMS sold products primarily to OEMs of electric buses, mining vehicles, delivery trucks and specialty automotive vehicles.  We believe that the acquisition of EMS’s technology and knowhow provides us with the ability to further develop, market and sell flux vector motor controllers for use in heavy-duty and medium-duty applications.

In May 2009, we received a grant, or Lithium Grant, of up to $400,000 from the City of Los Angeles to reimburse us for costs we incur in connection with the installation, demonstration and evaluation of lithium powered battery modules in two of our zero emissions Nautilus vehicles.  Upon completion of the testing of these two vehicles, one Nautilus XE20 and one Nautilus XE30, we delivered the two vehicles to the City of Los Angles against the City of Los Angeles Agreement.  In June 2009, we completed the assembly of a Nautilus XE30 retrofitted with lithium battery modules, and an initial testing of this Nautilus XE30 demonstrated a range of over 150 miles on a single charge under unloaded conditions.  In August 2009, we completed the assembly of a Nautilus XE20 retrofitted with lithium battery modules, and an initial testing of this Nautilus XE20 demonstrated a range of 95 miles on a single charge under unloaded conditions.

In June 2009, we entered into an agreement, or Autocar Agreement, with Autocar to collaborate on the development, marketing and sale of cab-over on-highway Class 7 and Class 8 zero emissions electric trucks, or Autocar Trucks, to be used in short-haul drayage and refuse hauling applications in North America.  We have agreed to purchase Department of Transportation, or DOT, compliant chassis designed for cab-over-engine-heavy-duty vehicles, or Autocar Chassis, exclusively from Autocar for a period of at least three years.  The Autocar Agreement is for an initial term commencing on June 9, 2009 and ending 36 months after the first sale of an Autocar Truck by us to an end user, or First Sale.  After the initial term, the Autocar Agreement will automatically continue for successive one-year terms until it is terminated at the end of its term by either party giving the other party notice of termination at least 60 days prior to the end of the applicable term.  Under the Autocar Agreement, we have agreed to purchase: a minimum of 50 Autocar Chassis during the first 12-month period after the First Sale (with at least 5 Autocar Chassis being purchased by December 9, 2009), a minimum of 75 Autocar Chassis during the second 12-month period after the First Sale, and a minimum of 112 Autocar Chassis during the third 12-month period after the First Sale.  We purchased five Autocar Chassis during 2009.  We did not purchase any Autocar Chassis during 2010, and, as of April 12, 2011, the First Sale under the Autocar Agreement has not occurred. As of April 12, 2011, we have assembled one XE30 using an Autocar Xpeditor chassis and incorporating our heavy-duty drive system and lithium battery technology.  As of April 12, 2011, the completed XE30 is undergoing DOT testing.  Upon completion of the DOT testing, we plan to market our vehicles through Autocar’s existing authorized commercial truck dealer network in North America.

During the term of the Autocar Agreement, Autocar has agreed that it will not partner with any supplier of electric drive systems other than with us for Autocar’s production of on-highway Class 7 or Class 8 drayage vehicles for sale in North America (other than partners or suppliers of hydraulic hybrid or parallel hybrid systems), without our prior written consent.  During the term of the Autocar Agreement and for an additional 12 months following termination of the Autocar Agreement, we agreed that we will not partner with, sell or otherwise supply or install electric drive systems to any OEM other than Autocar for all on-highway Class 7 and Class 8 drayage vehicles, refuse vehicles, aircraft service vehicles or any other application appropriate for cab-over engine chassis for sale in the United States, Canada or Mexico, without Autocar’s prior written consent.  However, we may sell such vehicles during the 12 months following termination of the Autocar Agreement without Autocar’s prior written consent if we pay Autocar a fee of $6,000 per vehicle.

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

In September 2009, we released our first on-highway heavy-duty electric truck for short-haul on-highway applications, the Mule M150.  The Mule M150 is designed as a zero emissions solution for short-haul on-highway routes in inner cities, port facilities and airports for the distribution of goods and cargo.  The Mule M150 is equipped with our fully integrated heavy-duty electric drive system and lithium batteries.  Our Mule M150 can travel at a maximum speed of 55 miles per hour and has a range of 150 miles on a single charge under unloaded conditions.

Electric Vehicle Industry

Over the past 20 years, the electric vehicle industry has grown rapidly as a result of increasing demand for environmentally friendly modes of transportation.  The high price of fossil fuel and heightened environmental concerns over greenhouse gas emissions worldwide have resulted in increased demand for electric and hybrid vehicles.  Similarly, there has been an increase in demand for battery powered low or zero emissions vehicles in off-highway material handling applications.

We believe that large electric vehicle markets are developing in a wide-range of vehicle platforms for a variety reasons, including improved fuel economy, lower emissions, greater reliability, lower maintenance costs and improved performance.  Of these myriad reasons, as crude oil prices rise and consumers and businesses alike contend with higher gasoline and diesel prices, improved fuel economy has emerged as a significant factor in the development and potential growth of the emerging electric vehicle markets.

In the past decade, increasing concerns over the effects of greenhouse gas emissions on climate change have accompanied a significant rate of growth of urban populations in countries such as China and India, resulting in global regulatory changes supporting the adoption of zero emissions electric vehicles in commercial and consumer markets.  Further, a steady increase in fossil fuel prices and significant improvements in battery technology over the past three years have resulted in the adoption of electric vehicle technologies across product platforms in niche applications.  We believe that the promise of new battery technologies over the next two years and the growing uncertainty related to increasing fossil fuel prices will result in further increases in the rate of adoption of electric vehicles in the global marketplace.

We believe that the market for commercial medium-duty and heavy-duty vehicles such as buses, trucks and tractors present the earliest growth opportunities for electric vehicles.  We believe that a significant percentage of Class 3-8 commercial vehicles use diesel fuel, posing significant health risks in inner city areas.  According to the California Energy Commission, among medium-duty and heavy-duty trucks, Class 8 trucks are both the largest emitters of carbon dioxide and the largest fuel users; consuming two-thirds of all truck fuel in the United States, or 1.57 million barrels per day.  The current fuel economy for Class 8 trucks is estimated by the U.S. Department of Energy at 6.0 miles per gallon and is projected to rise to 6.8 miles per gallon by 2025. Further, the heavy-duty vehicle market is sensitive to increases in fuel prices and is increasingly becoming subject to stringent regulations promulgated by local and federal air pollution agencies.

We believe that the continued liberalization of global trade coupled with the growth in container packaging of goods has resulted in the use of larger container ships which, in turn, has resulted in a commensurate increase in ship capacities.  This increase in the size of container ships has resulted in concentrated growth at larger ports which, in turn, has resulted in a higher rate of increase in air pollution at these ports and a desire for more stringent environmental regulations.

The California Air Resource Board has called for a 10% reduction in carbon emissions resulting from transportation fuels by year 2020.  This legislation has required engine manufacturers to improve engine fuel economy which, in turn, has resulted in over a 10% increase in vehicle costs over the past two years.  Further local entities, such as the Port of Los Angeles, have developed local legislation banning certain model years of trucks and engines to mitigate pollution risks in local communities.

In light of these recent regulatory initiatives, and the identification of heavy-duty truck pollution as the most significant source of air pollution at ports, we believe that the demand for heavy-duty electric vehicles will increase.  In response to this anticipated increase in demand, we have developed and will continue to develop solutions for zero emissions vehicle platforms as an alternative to current fossil fuel based transportation solutions.  In addition to being incorporated into our heavy-duty electric vehicles, our electric drive systems and lithium battery modules can also be incorporated into, among other platforms, inner city buses, refuse trucks, street sweepers, delivery vans, airport ground support equipment and inner city delivery trucks.

Our Competitive Strengths

Our fully integrated electric drive system provides us with the opportunity to incorporate our zero emissions technology into existing vehicles and material handling equipment used in high load carrying applications.  Growing public awareness of the relationship between burning fossil fuels, health risks and global warming has increased the demand for a cost effective alternative to vehicles powered by fossil fuels.  We believe the following competitive strengths serve as a foundation for our strategy:

•
Quality, Excellence and Reliability.  We believe that our proprietary technologies and designs, high capacity liquid cooled flux vector motor controllers and fully integrated and field configurable electric drive systems increase the reliability of our electric vehicles and the vehicles and material handling equipment into which our component products are integrated.  Our flux vector motor controllers, that range in power from 20 kilo watt, or kW, to 240 kW, have been sold for over 10 years by EMS and have proven reliability in a wide range of applications.

•
Heavy-Duty Electric Vehicle Technology.  Our products, the Nautilus XE30 electric short-haul tractor and the Nautilus XE20 electric yard tractor, incorporate lithium batteries, our proprietary flux vector motor controller, and an electric motor that is directly coupled to a heavy-duty automatic transmission, which allows for the ability to transport heavy loads over long distances.

•
Low Operating Costs.  Our products target high idling vehicle applications, applications that most current fossil fuel powered vehicle designs have poor fuel economy.  Our vehicles are designed such that their electric motors shut off while they are idling, resulting in our vehicles having lower operating and maintenance costs and longer vehicle life than fossil fuel powered vehicles operating in high idling applications.

•
High Efficiency.  Our electric drive system is equipped with a regenerative braking system which captures the energy back into the batteries during braking, saving brake wear and increasing energy efficiency as compared to fossil fuel powered vehicles.

•
Highly Configurable Technology.  Our proprietary technologies can be configured to serve a variety of vehicle platforms and the specific application needs of our customers.  All major components in our fully integrated electric drive system communicate over a system that allows us to configure a vehicle’s performance through uploading of key parameters utilizing our proprietary software.  This capability allows us to configure a vehicle to specific application needs with minimal hardware changes.  In addition, this capability provides us with full diagnostic capability to monitor and diagnose the performance of various components in the field during the life cycle of the vehicle.  We believe that this flexibility and configurability will enable us to serve a wider variety of markets and product applications.

•
Experienced Management Team and Access to an Extensive Distribution Network.  Our senior management team has over 80 years of combined experience in the electric vehicle industry and has extensive experience in startup technology companies within this industry.  In addition, members of our senior management have significant experience within the transportation industry.

Our Strategy

As one of the leaders in the zero emissions heavy-duty electric truck market worldwide, we plan to continue the development and integration of new drive system and battery technologies that increase the performance of our vehicles and the vehicles and material handling equipment into which our drive systems and battery modules are incorporated.  We also plan to integrate our technologies into light and medium duty vehicle platforms to address short-haul on-highway market needs.  We believe that growing environmental concerns related to heavy-duty vehicle emissions combined with our belief that electric vehicles are inherently more cost effective and reliable than fossil fuel powered vehicles are the primary value propositions of our heavy-duty electric vehicles.  We believe that continued development in battery technology resulting in increased vehicle range will benefit the market of zero emissions heavy-duty electric vehicles in short-haul and off-highway applications.  The primary elements of our business strategy include:

•
Increase our current market presence and selectively pursue new opportunities.  We intend to increase our global distribution network to increase the markets for our electric vehicles.  In addition, we plan to partner with OEMs of various medium to heavy-duty vehicles including buses, tractors, trucks and industrial equipment to offer additional product configurations to our customers and dealers worldwide.

•
Develop technologies that can be easily adapted for use in various platforms. Our proprietary electric drive system and our lithium battery modules are configurable to meet different vehicle platform specifications such as electric buses, delivery vans, forklifts and medium duty on-road delivery trucks.  Our software centric design approach allows us to develop customized solutions for OEMs of vehicles worldwide.  We are also engaged in the research and development of battery and power management systems for use in the renewable energy storage industries, such as the wind, solar and geothermal industries.

•
Implement retrofit business model on existing yard tractors to accelerate market changeover. Our proprietary electric drive system and battery modules that feature our proprietary BMS can be retrofitted into existing yard tractor vehicle platforms.  We believe that the increase in fuel costs and the adoption of environmental regulations calling for lower emissions and higher fuel economy will accelerate market changeover to zero emissions vehicle alternatives in the heavy-duty vehicle industry.  Our integrated electric drive systems can be incorporated into most yard tractor vehicle platforms currently in use at ports, marine terminals, intermodal facilities, mail facilities, distribution centers and industrial warehouses.

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

•
Provide superior after market service.  We believe that after market service is the key to success in the electric vehicle industry.  Our heavy-duty electric vehicles are designed with a fully integrated proprietary diagnostic system that monitors and stores the performance of all critical components during the life of the vehicle allowing our service network to monitor vehicle performance and institute preventative maintenance programs to reduce vehicle downtime and increase vehicle life.

•
Build capital efficient industry alliances.  We purchase several components and assemblies for the production of our vehicles from leading manufactures within our industry.  Our integrated electric drive system, which is preassembled and installed into vehicle chassis upon receipt, reduces our need for capital investment in inventory that would otherwise be required to manufacture chassis.  This operation strategy provides us with the ability to focus a significant portion of our available capital into research and development, design, marketing and sales of our products while using high quality components from other manufacturers.

Our Technology

We have developed and acquired proprietary technologies that we believe provide us with a significant competitive advantage within the industry in which we compete.  In 2007, Balqon California completed the development of a heavy-duty electric drive system that incorporates a transmission, an electric motor, a flux vector motor controller and related power conversion and management components into a single unit.  This heavy-duty electric drive system powered by our proprietary 240 kW liquid cooled flux vector motor controller provides the necessary torque to transport more than a 30 ton of load at speeds of 55 miles per hour.  The incorporation of lithium battery modules in our vehicles during 2009 has resulted in increased range, lower vehicle weight and decreased the time needed to charge our vehicles.  Our vehicles can now be completely charged in less than four hours.

Flux Vector Motor Controller Technology

Our flux vector motor controllers are micro-processer controlled inverters designed to control motor speed through varying voltage and frequency.  We currently offer both liquid and air cooled versions of our flux vector motor controllers in power ranging from 20 kW to 240 kW.  Our flux vector motor controllers are Society of Automotive Engineers, or SAE, J1939 Controller Area Network, or CAN Bus, capable.  SAE J1939 CAN Bus is a standard communication protocol used in the automotive industry to communicate between the engine and the transmission to optimize fuel efficiency and vehicle emissions.  Although our flux vector motor controllers are available in both analog and SAE J1939 digital communication capabilities, we only utilize SAE J1939 capable inverters to provide efficient communication and diagnosis of complete vehicle systems in our electric vehicles.  Based on power requirements, our motor controllers can be manufactured to meet specific motor or vehicle requirements ranging from electric motorcycles to high capacity on-highway or off-highway vehicles.  Due to the software centric design capability of our flux vector motor controller technology, we have the capability to remotely modify, diagnose and monitor key performance parameters to meet specific application requirements.  Our controllers are also used for air conditioning, power steering, air compressor and other auxiliary load applications in vehicles.  We also offer bi-directional inverters for use in the energy storage industry for converting alternating current to direct current voltage.  Our flux vector motor controllers have been sold for use in electric buses, mining vehicles and other specialty vehicles applications with over one million miles logged in actual operations.

CAN Bus Diagnostic System

All power conversion and power management devices in our electric drive systems are connected via our J1939 CAN Bus diagnostic system, a digital multiplexer unit that stores vehicle data, diagnoses key performance parameters of a vehicle, and provides an intuitive vehicle status display of all performance parameters to the operator through a digital dash display mounted in the truck cabin.  The J1939 CAN Bus diagnostic system records daily energy consumption, fuel economy, fault codes and the thermal status of major components on a vehicle.  Our J1939 CAN Bus diagnostic system can also be used to monitor vehicles remotely to determine vehicle performance or to schedule vehicle maintenance. Our electric drive systems are available in 40kW to 240kW capacities and designed to work with variety of product platforms ranging from light duty step vans to heavy duty trucks and transit buses.

Battery Management System (BMS)

Our BMS, which is designed for large format lithium batteries, monitors each individual battery cell’s voltage and protects the cells from over and under voltage conditions during charge and discharge cycles.  Each BMS unit has the capability of monitoring up to 12 cells and can be connected in a series of up to 16 units.  Our BMS units are J1939 CAN Bus capable, and can communicate via a J1939 CAN Bus diagnostic system contained in our traction controller during vehicle operation. During charge cycles, our BMS unit controls a safety disconnect feature within the charger to avoid an excessive charge and balances individual cells to increase battery life.

In 2009, we converted all our vehicles from lead acid battery technology to lithium battery technology.  Our heavy-duty products utilize significantly larger battery modules than other consumer automotive applications.

On March 3, 2010, we released an improved BMS designed to optimize the battery cycle life of large format batteries, including the large format lithium batteries used in our vehicles.  Our new BMS controllers are equipped with multiple temperature sensors and a flash microcontroller powered by our proprietary software that can work with any electric vehicle’s battery cell chemistry.

Products

Electric Drive Systems

Our electric drive systems are designed to replace a fossil fuel powered drive train across various medium and heavy-duty product platforms.  Our fully integrated electric drive systems have been designed and developed with a view towards use in existing vehicle platforms.  Each electric drive system includes an electric motor, our proprietary flux vector motor controller, an automatic transmission assembly and related propulsion software and can be configured to application needs.  We believe that our electric drive systems provide the functionality needed to replace fossil fuel powered drive systems.  Our electric drive system is designed to be integrated into existing vehicle designs with minimum changes to the design of a vehicle’s chassis.  Our drive systems are also designed for use in plug-in hybrid vehicles where the electric motor provides the primary means of propulsion.  We target OEMs of medium to heavy-duty vehicles worldwide to incorporate our drive systems into their current vehicle configurations, including into electric buses, trucks, tractors, large industrial forklifts, delivery vans, inner city delivery vehicles and material handling equipment.

Our family of electric drive systems includes:

•	a 300 Volt, 40 kW electric drive system for use in light duty delivery vans;

•	a 300 Volt, 80 kW electric drive system for use in inner city mini buses, shuttles and trucks;

•	a 300 Volt, 160 kW electric drive system for use in medium-duty trucks and intercity buses; and

•	a 600 Volt, 240 kW electric drive system for use in heavy-duty trucks, tractors, motor homes and transit buses.

Lithium Battery Modules

Our lithium battery modules include lithium battery cells, our proprietary BMS and related charging systems.  We configure our battery modules to applications needs based on range requirements.  Our battery modules are also used in plug-in hybrid vehicles.

Our battery modules are designed to provide maintenance free power for over 2,000 life cycles and are designed in various cell configurations to meet form fit requirements of the applications into which they are integrated.  They are ideal for use in electric buses, golf cars, large industrial forklifts, heavy to medium-duty electric trucks and delivery vans.  All our battery modules are equipped with a CAN BUS J1939 diagnostic system which provides seamless integration of our battery modules into a vehicle’s drive system.

Our family of battery modules includes:

•	a 32 Kilo watt hour, or kWh, for use in light-duty delivery vans;

•	a 64 kWh for use in inner city mini buses, shuttles and trucks;

•	a 128 kWh for use in medium-duty trucks and intercity buses; and

•	a 256 kWh for use in heavy-duty trucks, tractors, motor homes and transit buses.

Flux Vector Motor Controllers

Our proprietary variable flux vector motor controllers range in power from 40 kW to 240 kW.  A flux vector motor controller regulates the flow of energy to and from the batteries during operation of the vehicle. Our flux vector motor controllers are available in liquid cooled or air cooled versions depending on the application, duty cycle and power requirements and are available with analog or digital output based on application needs.  Our proprietary software allows our motor controllers to be customized for use in various applications, including in electric vehicles, hybrid vehicles, plug-in hybrids and stationary energy storage applications.  Prior to our acquisition of EMS, EMS sold its flux vector motor controllers to OEMs for use in electric buses, mining equipment, military vehicles, delivery vans and automobiles.  Our motor controllers can operate between 200 to 800 volts direct current, or DC, and can be used in stationary and mobile applications.

Stationary Power and Energy Storage Products

We offer integrated stationary power management and related energy storage products to vehicle manufacturers and renewable energy storage companies.  Our lithium battery based energy storage products are designed to replace lead acid battery products in backup storage within the solar, wind and geothermal industries. We offer energy storage solutions ranging from 10 kW for golf cart applications to 1 Mega watt for backup power applications.   Our storage solutions feature our proprietary flux vector motor controllers and BMSs designed to provide bi-directional efficient conversion of power.

Heavy-Duty Electric Vehicles

Our current product line of zero emissions heavy-duty electric vehicles consists of our Nautilus products that feature zero emissions heavy-duty electric tractors and our Mule product line that features zero emissions heavy-duty electric trucks.  Our Nautilus product line, the flagships of our product portfolio, consists of two product configurations, our on-highway product, the Nautilus XE30, and our off-highway product, the Nautilus XE20.  We have also developed a heavy-duty electric truck, the Mule M150, which is a high-capacity on-highway delivery truck targeting inner city delivery applications.  All our products are equipped with our proprietary heavy-duty electric drive systems and our lithium battery modules that feature our proprietary BMS.

Nautilus XE20 – Electric Yard Tractor

The Nautilus XE20 is a zero emissions heavy-duty short wheelbase electric yard tractor designed for “in-terminal” operations to transport containers at shipyards, rail yards, intermodal facilities, industrial plants, distribution warehouses, food production facilities, military bases and mail facilities.  The Nautilus XE20 can tow 30 ton cargo containers at speeds of up to 25 miles per hour with a range of 95 miles on a single battery charge under unloaded conditions.

In February 2010, we successfully completed eight weeks of cold weather testing on our Nautilus XE20.  The vehicle was tested in an industrial application during dual eight hour shift operations with ambient temperatures below 10°F under and loads exceeding 30 tons.  In May 2010, we successfully demonstrated use of our Nautilus XE20 in a three shift operation at a warehousing facility utilizing a fast charger facilitated by our proprietary BMS that has the ability to charge our vehicles in less than two hours.

Nautilus XE30 – Electric Short-haul Tractor

Our Nautilus XE30 is a Class 8 heavy-duty electric tractor that is designed for short-haul on-road applications designed to transport trailers and containers at ports and in inner city applications.  The Nautilus XE30 is designed to compete with short-haul day cab fossil fuel powered vehicles used to transport cargo short distances within metropolitan areas.  During 2010, we upgraded our Nautilus XE30 to feature a 600 Volt, 240 kW electric drive system which resulted in increased speed and gradeability.  The Nautilus XE30 is undergoing third party testing and evaluation to determine whether it is compliant with DOT regulations for on-road use.  The Nautilus XE30 is capable of hauling up to 30 tons of load at speeds of 55 miles per hour and, depending on specific application needs, can have a range of between 95 miles and 150 miles on a single battery charge under unloaded conditions.

Mule M150 – Electric Truck

Our Mule M150 is designed as a zero emissions solution for short-haul on-highway routes in inner cities, port facilities and airports for the distribution of goods and cargo.  The Mule M150 has a seven ton capacity with a single axle and a 12 ton capacity with tandem axles, with a top speed of 55 miles per hour and a range of 150 miles on a single charge under unloaded conditions.  The Mule M150 is ideal for inner city congested applications with high idle duty cycles.  We plan to test the Mule M150 for DOT compliance in the near future.

Service Parts and Consumables

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

Manufacturing and Assembly

Our executive offices and our manufacturing and assembly facility is located in Harbor City, California, where we lease 18,750 square feet of manufacturing, assembly and office space.

Our manufacturing strategy begins with a complete package consisting of engineering documentation, bill of materials and assembly drawings supported by assembly instructions where appropriate.  We outsource our metal fabrication and painting operations to local qualified vendors.  As our demand for certain configurations grows, we plan to outsource additional non-critical operations to qualified suppliers.

Key components used in the assembly of our proprietary flux vector motor controllers, heavy-duty electric drive systems, lithium battery modules and charging systems, including transmissions and vehicle chassis, are supplied to us by large global manufacturers that we believe have the production capacity to meet our current and projected future production requirements.

All of our products carry a minimum of a one-year limited warranty with a prorated five-year warranty on batteries based on usage.  Our key components are supplied with manufacturer’s warranties which meet or exceed the warranties provided to our customers.  In addition, suppliers of our key components have an extensive global sales and service network to support our dealers and customer service needs in a timely manner.  Our management team has extensive experience in global sourcing of automotive components and has implemented a procurement and management system to monitor material costs on a real-time basis.

Final assembly of our heavy-duty electric vehicles and electric drive systems is conducted at our Harbor City facility.  We also assemble and test our lithium battery modules and charging systems at this facility.  Our engineering and procurement offices are also located at this facility to support our production needs.  We estimate that our current manufacturing and assembly capacity at this facility provides us with the ability to substantially increase sales with the addition of direct labor personnel and relatively modest capital investments in plant, tooling and equipment.  We believe that our facility is sufficient to meet our anticipated production needs over the next twelve months.

Customers

As of the date of this report, we have sold our heavy-duty electric vehicles to the City of Los Angeles and the AQMD.  Customers for our electric vehicles include T&K Logistics, Inc., the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan, that has agreed to lease ten of our Nautilus XE20s yard tractors for use at Ford Motor Company’s assembly plant.

We have also sold our electric drive systems, lithium battery modules and flux vector motor controllers to OEMs for use in medium to heavy-duty vehicles and industrial equipment.  Customers for our electric drive systems include, Winston Global Energy, an affiliate of our Chairman of the Board that has  agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.  Customers for our flux vector motor controllers include an inner city bus manufacturer in United States to whom we sold 240 kW flux vector motor controllers during 2010.

Under the terms of the Distribution Agreement, we also sell lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company to OEMs of vehicles and renewable energy integrators.

Sales and Marketing

Our marketing strategy focuses on users and manufacturers of medium and heavy duty vehicles globally.  We target our markets geographically based on key market indicators related to fuel prices, urban pollution, urban congestion, environmental regulations, local incentives and public and political emphasis on climate change.  Our global strategy emphasizes first-to-market initiatives, where we identify regional OEMs who we can partner with to develop product solutions for specific market needs.  We also promote a localization strategy, where we partner with OEMs to reduce non-value added costs such as freight, duties and import taxes.  We rely on local branding of vehicles by our OEM partners to promote completed vehicles in the region.  In regions where a localization strategy may not be practical or effective, we utilize indirect distribution channels through local dealers or distributors to sell completed products manufactured by us or our OEM partners.  Additionally, we use Internet advertising and public relations campaigns to promote our products in domestic and international markets.

Heavy-Duty Electric Vehicle Sales

We market, sell and service our heavy-duty vehicles through an authorized and trained worldwide dealer network.  Our dealers are assigned geographic territories, the sizes of which vary based on a dealer’s infrastructure and ability to adequately perform sales and service functions.  Our authorized dealers will receive discounts along with installation fees as deemed appropriate for each territory and the dealer’s annual sales.  In addition, we plan to provide marketing incentives to our dealers in terms of cooperation on trade shows, providing demonstration equipment, marketing collateral materials, etc. as deemed necessary to increase sales and gain market share.

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

We currently have dealers that are marketing our Nautilus XE20 yard tractor in western Canada, Argentina, Colombia, Costa Rica, Spain, South Korea and, generally, in Europe.  We have also expanded our staff in the United States to address our focus on increasing international sales.

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

We anticipate that a majority of future sales of our electric vehicles will be made directly to end users, such as large terminal operators, shipping companies and OEMs, rather than directly to governmental agencies such as the AQMD and the City of Los Angeles. Our expectation that a majority of our future sales of our heavy-duty electric vehicles will be made directly to end users is also based, in part, on the results of our initial test of the Nautilus XE30 powered by lithium batteries and our agreement with Autocar, to collaborate on the development, marketing and sale of on-highway Class 7 and Class 8 zero emissions electric vehicles.  In addition, we expect to use Autocar’s existing authorized dealer network to sell our heavy-duty electric vehicles.

OEM Sales

We currently sell our heavy-duty electric drive systems, lithium battery modules and flux vector motor controllers directly to OEMs for use in medium to heavy-duty vehicles and industrial equipment.  Our sales strategy is to partner with OEMs to develop product solutions for specific market needs utilizing our complete drive systems and battery systems.  An example of our partnerships with OEMs includes our partnership with Ashok Leyland under the Development Agreement under which we will work with Ashok Leyland to jointly develop and test four prototype electric vehicles using Ashok Leyland’s glider chassis and our electric drive systems.  Our marketing strategy includes demonstrating the viability of our products in a variety of product platforms.  For example, in September 2010, we integrated one of our heavy-duty drive systems into a 45 foot, 25 ton Class A recreational vehicle manufactured by MVP RV, demonstrating the viability of our technology in the recreational vehicle market.

Competition

Our competitors vary based on our product offerings.  Our competitors within the medium and heavy-duty commercial electric vehicle markets primarily consist of small to medium sized companies engaged in the early stages of product development.  In the electric drive system market, our primary competitors are small companies that offer pre-transmission technologies and components.  Our competition also includes manufacturers of hybrid and alternative fuel technologies that offer compressed natural gas, fuel cells, liquid propane and bio diesel product solutions.

We believe that the industry in which we compete is in the early stages of its development and is experiencing strong growth globally with no significant market leader.  We believe that the medium and heavy duty electric vehicle market is poised for growth as a result of global governmental initiatives providing zero emissions technologies and the development of new battery technologies.  Further, we believe our first-to-market approach in the heavy duty electric vehicle product category provides us with a competitive edge in markets where regulatory mandates or incentives favor heavy-duty or medium-duty electric vehicles.

We believe our advantages include our ability to provide complete drive system solutions to OEMs globally and our ability to provide customized, configurable, fully integrated drive systems to end users. While our competitors provide pre-transmission components or systems, we believe that our strategy of providing to our customers complete drive systems combined with battery modules and charging systems provides us with a competitive advantage.  Our strategy allows our OEM partners to seamlessly and rapidly integrate our drive systems into their products, thereby reducing their research and development costs.

Our competitors’ products target new and retrofit markets with drive systems powered by natural gas, electric, hybrid and fuel cell powered vehicles.  Competitors within our addressed market consists of small to large global corporations providing heavy-duty vehicles powered by fossil fuels.  Currently, we are not aware of any other new or current vehicle manufacturer providing zero emissions heavy-duty electric yard tractors in our addressed markets.  Our competitors have substantially greater customer bases, businesses, and financial resources than us, and are currently engaged in the development of products and technologies related to hybrid drive systems that utilize current fossil fuel based drive systems combined with electric or hydraulic propulsion systems.

Electric Vehicles

Our primary competition in the electric vehicle market is vehicles designed to operate with diesel propulsion systems.  We also compete with other fuel powered vehicles such as bio-diesel, compressed natural gas, plug-in hybrid, hydraulic hybrid and liquid natural gas powered vehicles.

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

Our Nautilus XE20 addresses applications related to container transportation at shipyards, rail yards, intermodal facilities, industrial plants, distribution warehouses, food production facilities, military bases and mail facilities.  These applications require products with high visibility, tight turning radius, low speed and a lifting fifth wheel for increased operator productivity.  Currently, this market is addressed by five main competitors, all of which produce diesel or other fossil fuel powered vehicles.  These competitors are Kalmar Industries Corp, Capacity of Texas, Inc., MAFI Transport Systems GmbH, MOL Transport Solutions, and Terberg DTS (UK) Ltd.  We consider Kalmar Industries Corp. and Capacity of Texas, Inc. to be two manufacturers that have global presence, while Terberg DTS (UK) Ltd., MAFI Transport Systems GmbH  and MOL Transport Solutions have a regional presence in Europe.

We expect that our XE30 and Mule M150 product line will address applications related to short-haul transportation of cargo at ports, airports, rail yards and inner cities.  We anticipate that the Mule product line will target customized market niches where air pollution is a key driver for vehicle selection.  In this product category our competitors include large automotive vehicle manufacturers such as Kenworth Truck Company, Vision Industries Corp., Peterbilt Motors Company, Mack Trucks, Inc., International Trucks, Smith Electric Vehicles and Freightliner Trucks.  Our success in this market niche will depend upon increased regulatory incentives for use of zero emissions vehicles.  We will also focus our efforts in promoting sales of these vehicles in international markets for distribution of goods and consumables in congested inner city areas.

Flux Vector Motor Controllers

Electric vehicle propulsion systems primarily consist of two types of motor technologies, DC and alternating current, or AC.  DC powered systems are more dominant and cost effective in lower voltage and load carrying applications.  We believe that during the past five years, cost effective AC systems have started to gain market share in lower cost products mainly due to the lower costs of maintenance associated with AC propulsion systems.

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

Electric Drive Systems

We also face competition from small to medium size manufacturers of alternative fuel heavy-duty drive systems such has Cummins Inc., Westport Innovations Inc., Eaton Corporation, US Hybrid Corporation, Enova Systems Inc., UQM Technologies, Inc., and Azure Dynamics Inc.  These competitors’ products target new and retrofit markets with drive systems powered by natural gas, electric hybrid and fuel cell powered vehicles.  These small to medium side manufacturers offer products competitive in price to our current product line and these products are expected to exceed the performance of our products in key performance specifications such as range and speed.

Research and Development

Our product development strategy contemplates the continued enhancement of our current products and the development of new technologies to improve the efficiency and reduce the cost of our products.  We believe that the rapid development of new technologies and components in the electric vehicle market requires continued investment into new battery and power electronics technologies.  We fund our research and development efforts through contracts with our customers and provide internal funding where technological development is critical for our future.  Our current research and development effort is focused on the development of solutions for the light, medium and heavy-duty product platforms in commercial markets and the development of stationary power management technologies to address renewable energy storage products.

During 2010 we developed a 600 Volt, 240 kW drive system to address the transit bus and motor home markets.  We also developed and delivered a 600 Volt, 240 kW drive system for a hybrid bus manufacturer in Asia for use in an intercity bus application.  During 2010, we developed a proprietary BMS for large format lithium batteries that is used across all our product lines.

Product development is spearheaded by members of our senior management who evaluate the development of new products and new market applications for existing products.  Our research and development team has over 80 years of combined experience in the development of electric vehicle technologies.  We believe our future success depends on our ability to increase our vehicle range through integration of new battery technologies into current vehicle designs.  Our efforts are focused on the seamless integration of our leading technologies into various product configurations that are cost competitive.  Further, we utilize the most advanced computer-aided design (CAD) systems to reduce time to market of our new products. We incurred approximately $270,134 and $167,195 in research and development expenses during 2010 and 2009, respectively.

We believe in our market driven approach to the development of new technologies and product configurations and our emphasis is on developing zero emissions technologies that are cost effective and reliably address today’s market needs.  We continue to develop our proprietary flux vector motor controller technology to address higher capacity market niches and are also actively engaged in identifying suppliers for next generation of higher energy density battery technology.

Intellectual Property

We believe that we have a broad intellectual property portfolio.   We primarily own intellectual property protecting the proprietary technology for the flux vector motor controllers designed by us.  Our portfolio consists of a trade name, trade secrets and proprietary processes.

Currently, we rely on common law rights to protect our “Balqon” trade name.  Common law rights protect the use of this mark which is used to identify our products.  It is possible that our competitors will adopt product or service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion.  Our inability to protect our trade name will have a material adverse effect on our business, results of operations, and financial condition.  We also rely on trade secrets and proprietary know-how and employ various methods to protect our proprietary technology and concepts.  However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to our know-how and concepts.  There can be no assurance that we will be able to adequately protect our intellectual property.  Third parties may assert infringement claims against us or against third parties upon whom we rely and, in the event of an unfavorable ruling on any claim, we may be unable to obtain a license or similar agreement to use trade secrets that we rely upon to conduct our business.

Employees

As of April 12, 2011, we employed 31 employees on a full-time basis and one employee on a part-time basis.  None of our employees are represented by labor unions, and there have not been any work stoppages at our facility.  We generally consider our relationships with our employees to be satisfactory.  In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

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

Risks Relating to Our Business

We have a history of only nominal revenues, have incurred significant losses, expect continued losses and may never achieve profitability. If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully deploying our electric drive systems, lithium battery modules, flux vector motor controllers, and electric vehicles as well as operating and expanding our business.

We have a history of only nominal revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2010, we had an accumulated deficit of $15,338,893.  For our fiscal years ended December 31, 2010 and 2009, we incurred a net loss of $4,302,633 and $3,015,405, respectively.  We cannot predict when we will become profitable or if we ever will become profitable. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully producing and selling our electric drive systems, lithium battery modules, flux vector motor controllers, and electric vehicles and operating or expanding our business.

Our significant losses have resulted principally from costs incurred in connection with the development of our products and from costs associated with our administrative activities. We expect our operating expenses to dramatically increase as a result of our planned production and sale of our electric drive systems and electric vehicles.  Since we have no significant operating history, have delivered only 15 heavy-duty electric vehicles, and only have one significant order for our electric drive systems as of the date of this report, we cannot assure you that our business will ever become profitable or that we will ever generate sufficient revenues to meet our expenses and support our planned activities. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

We have very limited operating experience; therefore, regardless of the viability or market acceptance of our products, we may be unable to achieve profitability or realize our other business goals.

The production of our products is the result of a new venture. We have been engaged primarily in research and development of electric vehicles technologies since 2006, and we have only recently begun shipments of our products.  Our success will depend in large part on our ability to address problems, expenses and delays frequently associated with bringing a new product to market.  We may not be able to successfully sell our products even if our products prove to be a viable solution and achieve market acceptance. Consequently, we may be unable to achieve profitability or realize our other business goals.

We need and may be unable to obtain additional financing on satisfactory terms, which may require us to accept financing on burdensome terms that may cause substantial dilution to our shareholders and impose onerous financial restrictions on our business.

We require significant additional financing to achieve our objectives.  Deteriorating global economic conditions, including the recent turmoil in the United States capital markets, may cause prolonged declines in investor confidence in and accessibility to capital markets.  Future financing may not be available on a timely basis, in sufficient amounts or on terms acceptable to us.  Any future financing will likely dilute existing stockholders’ equity.  Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility.  At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock.  Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any then-existing sources of financing and our ability to secure new sources of financing may be impaired.

The current global financial crisis and uncertainty in global economic conditions could prevent us from accurately forecasting demand for our products which could adversely affect our operating results or market share.

The current market instability, including the instability of the financial condition of the United States and the State of California, makes it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand trends.  If, as a result, we produce excess products our inventory carrying costs will increase and result in obsolete inventory.  Alternatively, due to the forecasting difficulty caused by the unstable economic conditions, we may be unable to satisfy demand for our products which may in turn result in a loss of market share.

We depend on the services of Balwinder Samra, and the loss of him could adversely affect our ability to achieve our business objectives.

Our success depends in part upon the continued service of Balwinder Samra, who is our President and Chief Executive Officer.  Mr. Samra is critical to the overall management of Balqon Corporation as well as to the development of our technologies, our culture and our strategic direction and is instrumental in developing and maintaining close ties with our customer base.  Although we have entered into an employment agreement with Mr. Samra, the agreement does not guarantee the service of Mr. Samra for a specified period of time.  The loss of Mr. Samra could significantly delay or prevent the achievement of our business objectives.  Consequently, the loss of Mr. Samra could adversely affect our business, financial condition and results of operations.

Our results of operations could be adversely affected as a result of impairments of goodwill and other intangible assets.

In connection with the acquisition of substantially all of the assets of EMS in September 2008, we recorded approximately $166,500 in goodwill and $186,965 of trade secrets based on the application of purchase accounting. In addition, during 2010, we recorded the Distribution Agreement as an intangible asset in the amount of approximately $1,403,375, which amount represents the consideration we paid in connection with the execution of the Distribution Agreement.  We provide that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and intangible assets that have finite useful lives continue to be amortized over their useful lives.  Management makes certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. Our impairment test in the fourth quarter of 2010 did not indicate that the intangible assets we purchased from EMS were impaired as of December 31, 2010.  Any future impairments, including impairments of the goodwill or intangible assets recorded in connection with the acquisition of substantially all of the assets of EMS or the Distribution Agreement, would negatively impact our results of operations for the period in which the impairment is recognized.

We are targeting a new and evolving market and we cannot be certain that our business strategy will be successful.

The market for electric vehicles is relatively new and rapidly changing.  We cannot accurately predict the size of this market or its potential growth. Our products represent only one of the possible solutions for alternative fuel vehicles for container transportation and other material handling equipment applications.  Use of electric vehicles for container transportation at terminals and/or other facilities has not been adopted as an industry standard and it may not be adopted on a broad scale.  The new and evolving nature of the market that we intend to target makes an accurate evaluation of our business prospects and the formulation of a viable business strategy very difficult. Thus, our business strategy may be faulty or even obsolete and as a result, we may not properly plan for or address many obstacles to success, including the following:

•	the timing and necessity of substantial expenditures for the development, production and sale of our products;
•	the emergence of newer, more competitive technologies and products;
•	the future cost of batteries used in our systems;
•	applicable regulatory requirements;
•	the reluctance of potential customers to consider new technologies;
•	the failure to strategically position ourselves in relation to joint venture or strategic partners, and potential and actual competitors;
•	the failure of our products to satisfy the needs of the markets that we intend to target and the resulting lack of widespread or adequate acceptance of our products; and
•	the difficulties in managing rapid growth of operations and personnel.

The industry within which we compete is highly competitive.  Many of our competitors have greater financial and other resources and greater name recognition than we do and one or more of these competitors could use their greater financial and other resources or greater name recognition to gain market share at our expense.

The industry within which we compete is highly competitive. New developments in technology may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete.  Competition for our products may come from current fossil fuel based drive system technologies, improvements to current drive system technologies and new alternative fuel drive system technologies.  Our target market is currently serviced by existing manufacturers with existing customers and suppliers using proven and widely accepted fossil fuel powered drive systems.  Additionally, there are competitors working on developing technologies such as cleaner diesel engines, bio-diesel, fuel cells, natural gas and hybrid electric/internal combustion engines in each of our targeted markets.  Our products compete directly with heavy-duty fossil fuel powered vehicles which are lower in price and higher in key performance specifications such as range, speed and load carrying capacity.  In addition, our competitors have a long history of producing high volume products with established dealer and service networks.  Many of our existing and potential competitors, including Kalmar Industries Corp, MOL Transport Solutions, Terberg DTS (UK) Ltd., Kenworth Truck Company, Freightliner Trucks, Mack Trucks, Inc., International Trucks and Peterbilt Motors Company, have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation products, as well as greater name recognition than we do.  As a result, our competitors may be able to compete more aggressively and sustain that competition over a larger period of time than we could.  Each of these competitors has the potential to capture market share in various markets, which could have a material adverse effect on our position in the industry and our financial results.

We also face competition from small to medium size manufacturers of alternative fuel heavy-duty drive systems such as Cummins Inc., Westport Innovations Inc., US Hybrid Corporation, Enova Systems Inc., UQM Technologies, Inc., Azure Dynamics Inc. and Vision Industries Corp.  These competitors’ products target new and retrofit markets with drive systems powered by natural gas, electric hybrid and fuel cell powered vehicles.  These small to medium size manufacturers offer products competitive in price to our current product line and these products are expected to exceed the performance of our products in key performance specifications such as range and speed.  There can be no assurance that our zero emissions products will be able to offer competitive advantages over alternative fuel powered vehicles being developed by our competitors.   Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures.  This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

Our backlog consists of purchase orders from two large customers. Our lack of purchase orders from a more diversified customer base could cause our business, operating results and financial condition to be materially and adversely affected.

As of the date of this report, approximately 97% of our backlog is attributable to two customers.  We have received purchase orders for 300 of our electric drive systems from Winston Global Energy, an affiliate of our Chairman of the Board, which purchase order represented approximately 86% of our backlog on April 12, 2011.  Our obligation to deliver the remaining 10 heavy duty electric vehicles to the City of Los Angeles under its purchase order for 25 heavy-duty electric vehicles represented approximately 11% of our backlog on April 12, 2011.  If we are unable to deliver the electric drive systems to Winston Global Energy, unable to fill the remainder of our order from the City of Los Angeles and/or unable to obtain additional orders for our products, our sales and financial condition will decline.  Further, because our customers are still relatively concentrated, any adverse developments to any one of their business operations could have an adverse impact on our business, operating results and financial condition.

Products within the industry in which we operate are subject to rapid technological changes.  If we fail to accurately anticipate and adapt to these changes, the products we sell will become obsolete, causing a decline in our sales and profitability.

The industry within which we compete is subject to rapid technological change and frequent new product introductions and enhancements which often cause product obsolescence.  We believe that our future success depends on our ability to continue to enhance our existing products and their technologies capabilities, and to develop and manufacture in a timely manner new products with improved technology.  We may incur substantial unanticipated costs to ensure product functionality and reliability early in its products’ life cycles.  If we are not successful in the introduction and manufacture of new products or in the development and introduction, in a timely manner, of new products or enhancements to our existing products and technologies that satisfy customer needs and achieve market acceptance, our sales and profitability will decline.

We obtain some of the components and subassemblies included in our products from a limited group of suppliers, the partial or complete loss of which could have an adverse effect on our sales and profitability.

We obtain some of the components and subassemblies for our products from a limited group of suppliers.  Although we seek to qualify additional suppliers, the partial or complete loss of these sources could adversely affect our sales and profitability and damage customer relationships by impeding our ability to fulfill our current customers’ orders.  Further, a significant increase in the price of one or more of these components or subassemblies could adversely affect our profit margins and profitability if no lower-priced alternative source is approved.

We manufacture and assemble all of our products at one facility.  Any prolonged disruption in the operations of this facility would result in a decline in our sales and profitability.

We assemble our electric vehicles and electric drive systems and we manufacture and assemble our flux vector motor controllers in a facility located in Harbor City, California.  Any prolonged disruption in the operations of our manufacturing and assembly facility, whether due to technical or labor difficulties, destruction of or damage to this facility as a result of an earthquake, fire or any other reason, would result in a decline in our sales and profitability.

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

Demand for our electric vehicles may fluctuate as the price of diesel fuel changes.

If diesel fuel prices decrease to a level such that using our electric vehicles does not result in fuel cost savings, potential customers may not purchase our electric vehicles. Any decrease in demand for our electric vehicles could have a material adverse effect on our business, prospects, financial condition and results of operations. If in the future we need to reduce the price of our electric vehicles to keep them competitive with the life cycle cost of diesel fuel powered vehicles, our business might suffer and our revenue and profits might decline.

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

Our inability to diversify our operations may subject us to economic fluctuations within the electric vehicle industry.

Our limited financial resources reduce the likelihood that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one business area will subject us to economic fluctuations within the electric vehicle industry and therefore increase the risks associated with our operations.

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

Voting power of a significant percentage of our common stock is held by our president and chief executive officer, who, as a result, is able to control or exercise significant influence over the outcome of matters to be voted on by our stockholders.

Balwinder Samra, our President and Chief Executive Officer, has voting power equal to approximately 47.76% of all votes eligible to be cast at a meeting of our stockholders.  As a result of his significant ownership interest, Mr. Samra will be able to exercise significant influence with respect to the election of directors, offers to acquire Balqon Corporation and other matters submitted to a vote of all of our stockholders.

Shares of our common stock eligible, or to become eligible, for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of April 12, 2011, we had 35,591,530 shares of common stock outstanding.  Of the 35,591,530 shares of common stock that were restricted under the Securities Act on April 12, 2011, 26,145,698 shares of common stock were issued by us more than six months prior to April 12, 2011 and, therefore, can be sold without restriction subject to the limitations imposed by Rule 144 of the Securities Act (of these 26,145,698 shares of our common stock that have been held for more than six months, 7,212,423 shares of our common stock are held by non-affiliates).  As of April 12, 2011, we also had outstanding options and warrants that were exercisable for approximately 18,514,205 shares of common stock and notes convertible into 3,900,758 shares of our common stock. Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

The exercise of outstanding options and warrants to purchase our common stock and the conversion into common stock of our outstanding convertible notes could substantially dilute your investment, impede our ability to obtain additional financing, and cause us to incur additional expenses.

Under the terms of our outstanding options and warrants to purchase our common stock issued to employees and others and the terms of our outstanding convertible notes, the holders are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of the options and/or warrants or the conversion of the notes, could result in dilution in the interests of our other stockholders.  The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our outstanding options, warrants and convertible notes.  In addition, holders of certain of the warrants and convertible notes have registration rights with respect to the common stock underlying such warrants and convertible notes, the registration of which will cause us to incur a substantial expense.

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

Our common stock is quoted on the OTC Bulletin Board.  The last reported sale price per share of our common stock on April 12, 2011, was $1.03.  As a result, our common stock will most likely constitute “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC.  Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges).  The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

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

We produce our financial statements in accordance with accounting principles generally accepted in the United States, or GAAP.  Effective internal controls are necessary for us to provide reliable financial reports to help mitigate the risk of fraud and to operate successfully as a publicly traded company. As a public company, we are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404.  Further, Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting.

Testing and maintaining internal controls can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. If we are unable to conclude that we have effective internal controls over financial reporting, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Our executive offices located at 1420 240th Street, Harbor City, California 90710, where we occupy approximately 18,750 square feet of space.  During the year ended December 31, 2010, we leased our Harbor City facility for $10,540 a month.  We currently lease our Harbor City facility for $14,353 a month.  During each of the years ended December 31, 2010 and 2009, we reported $129,260 and $138,509, respectively, in lease expenses.

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

Market Price of Common Stock and Holders

Shares of our common stock trade on the OTC Bulletin Board under the symbol “BLQN.”  Shares of our common stock began trading on the OTC Bulletin Board on November 20, 2008. The table below sets forth for the quarters indicated, the reported high and low bid prices of our common stock as reported on the OTC Bulletin Board.  The prices shown reflect inter-dealer quotations without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2009
First Quarter (January 1 – March 31)	$3.00	$1.65
Second Quarter (April 1 – June 30)	$3.05	$0.05
Third Quarter (July 1 – September 30)	$2.95	$1.00
Fourth Quarter (October 1 – December 31)	$2.00	$0.10

Year Ended December 31, 2010
First Quarter	$1.13	$0.65
Second Quarter	$0.95	$0.20
Third Quarter	$0.54	$0.01
Fourth Quarter	$0.70	$0.01

As of April 12, 2011, we had 35,391,530 shares of common stock outstanding held of record by approximately 71 stockholders.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On April 12, 2011, the last reported sale price of our common stock on the OTC Bulletin Board was $1.03 per share.

Dividend Policy

We did not declare any dividends on our common stock during 2010.  We currently anticipate that we will not declare or pay cash dividends on our common stock in the foreseeable future.  We will pay dividends on our common stock only if and when declared by our board of directors.  The ability of our board of directors to declare a dividend is subject to restrictions imposed by Nevada and California law.  Further, the terms of our outstanding senior secured convertible debentures include a restriction on our ability to pay dividends on our common stock.  In determining whether to declare dividends, our board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

Equity Compensation Plan

The information provided in Part III-Item 12 of this Annual Report under the heading “—Equity Compensation Plan Information” is incorporated herein by reference.

Recent Sales of Unregistered Securities

On February 2, 2010, we issued 200,000 shares of our common stock to one accredited investor in consideration of consulting services (for investor relations) to be rendered between February 2010 and August 2010.

Between February 5, 2010 and April 12, 2010, we entered into agreements with 11 accredited investors for the sale by us of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which were initially convertible into an aggregate of 1,999,993 shares of our common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, we issued to these investors three-year warrants to purchase an aggregate of 1,999,993 shares of common stock at an exercise price of $0.50 per share, subject to adjustment.  The proceeds of $1,500,000 are allocated to working capital.  In connection with the sale of certain of the 10% Unsecured Subordinated Convertible Promissory Notes, we (i) paid $12,000 in finder’s fees and (ii) issued three year warrants to purchase 15,999 shares of our common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.  In addition, on March 5, 2010, in connection with the sale of $500,000 in principal amount of our 10% Unsecured Subordinated Convertible Promissory Notes, we granted to a certain accredited investor a right to buy, on or before May 15, 2010, up to an additional $500,000 in principal amount of our 10% Unsecured Subordinated Convertible Promissory Notes convertible into up to 666,666 shares of common stock at a conversion price of $0.75 per share and warrants exercisable into 666,666 shares of common stock at an exercise price of $0.50 per share for an aggregate purchase price of $500,000, which right was not exercised on or before May 15, 2010.  In addition, on April 5, 2010, in connection with the sale of an aggregate of $150,000 in principal amount of our 10% Unsecured Subordinated Convertible Promissory Notes, we granted to three accredited investors the right to buy, on or before May 15, 2010, an aggregate of up to an additional $150,000 in principal amount of our 10% Unsecured Subordinated Convertible Promissory Notes convertible into up to 199,998 shares of common stock at a conversion price of $0.75 per share and warrants exercisable into 199,998 shares of common stock at an exercise price of $0.50 per share for an aggregate purchase price of $150,000, which right was not exercised on or before May 15, 2010.

On the 17th of each month beginning on May 17, 2010 and ending on February 17, 2011, we issued warrants to purchase 5,000 shares of our common stock at an exercise price of $1.00 per share to one accredited investor in consideration of investor relations to be rendered between each such date of issuance and the one month anniversary of such date, respectively.

Between July 29, 2010 and December 2, 2010, we entered into agreements with 26 accredited investors under which we sold an aggregate of $850,000 of 10% Senior Secured Convertible Debentures which were initially convertible into an aggregate of 1,133,333 shares of our common stock at a conversion price of $0.75 per share, subject to adjustment.  The 10% Senior Secured Convertible Debentures are secured by a security interest in all of our personal property (subject to customary exceptions), which security interest is subject to and subordinate to the security interest under secured credit facilities with one or more financial institution, now existing or hereafter arising, in an amount of up to $2,500,000 in the aggregate, provided that we do not issue any of our equity securities in connection with the creation of any additional senior debt.  Additionally, we issued to these investors five-year warrants to purchase an aggregate of 850,000 shares of our common stock at an exercise price of $0.75 per share, subject to adjustment.  In connection with the offering, we paid placement agent fees of approximately $93,500, consisting of a cash commission of $68,000 and a non-accountable expense allowance of $25,500.  We also issued five-year warrants to purchase an aggregate of 68,000 shares of our common stock at an exercise price of $0.75 per share (subject to adjustment) to the placement agent and its designees.  The aggregate gross proceeds of $850,000 of the offering, less $93,500 paid to the placement agent, less other offering expenses, are allocated to working capital.

On December 14, 2010, we issued 7,812,500 shares of our common stock and a five-year warrant to purchase up to 7,812,500 shares of our common stock at an exercise price of $0.64 per share to Seven One Limited, an accredited investor, for an aggregate purchase price of $5,000,000 in a private offering.  On December 14, 2010, we also entered into the Distribution Agreement with Seven One Limited under which we issued to Seven One Limited 1,375,000 shares of our common stock and a five-year warrant to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.50 per share in consideration of our appointment as distributor under the Distribution Agreement.

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

The following discussion and analysis should be read in conjunction with our financial statements and the related notes to financial statements included elsewhere in this report.  This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	the projected growth or contraction in the industry within which we operate;

•	our business strategy for expanding, maintaining or contracting our presence in these markets;

•	anticipated trends in our financial condition and results of operations; and

•	our ability to distinguish ourselves from our current and future competitors.

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

Overview

We design, assemble and market components for electric vehicles including electric drive systems, lithium battery modules and flux vector motor controllers to OEMs of automotive products.  We also design, assemble and market zero-emissions heavy-duty electric vehicles for use in the transportation of containers and heavy loads at facilities such as marine terminals, rail yards, industrial warehouses, intermodal facilities, military bases and industrial plants.

During 2010, we delivered one electric vehicle to the Port of Los Angeles under the City of Los Angeles Agreement.  Our sales of electric vehicles during 2010 were limited to one electric vehicle due to significant working capital constraints.  During 2010, we also sold our drive systems to an international OEM of electric buses and trucks for use in inner city hybrid buses and our flux vector motor controllers to a domestic manufacturer of inner city electric buses.

Although $15.9 million of our current backlog of approximately $18.5 million is attributable to our outstanding purchase order for 300 of our electric drive systems from Winston Global Energy, an affiliate of our Chairman of the Board, we believe that our customer base will expand during 2011.  In 2011, we expect our sales to grow in emerging markets such as India and China.  We are optimistic that the demonstration of electric buses utilizing our technologies for Ashok Leyland in Asia during 2010 will result in additional sales in the region.  In addition, we believe that the integration of our drive systems into light and medium duty on-road commercial vehicles will result in increased sales in the United States in 2011.  Our OEM partners in domestic and international markets have experienced increased sales activity for their products, which we expect will result in increased sales for our electric drive systems and battery systems.

We anticipate that a majority of future sales of our electric vehicles will be made directly to end users, such as large terminal operators, shipping companies and OEMs, rather than directly to governmental agencies such as the AQMD and the City of Los Angeles.  In 2010, we demonstrated the performance of our Nautilus XE20 to a large automotive company, a marine terminal and several warehouses and we are optimistic that these demonstrations will result in an increase in our domestic sales.  Additionally, during 2010, we increased our efforts in soliciting and promoting governmental grants that are applicable to our products and technologies.  Our expectations regarding future customers are also based on our current on-going discussions with potential customers located in Canada, Asia, Latin America and Europe, and additional governmental incentives and funding that we believe will become available for electric vehicles, which, in turn, are expected to improve the competitive advantage of our electric vehicles and component products.

Our total revenues decreased by $2,921,007, or 82%, to $677,745 for the year ended December 31, 2010 as compared to $3,598,752 for the year ended December 31, 2009.  We reported a net loss of $4,302,633 for 2010 as compared to a net loss of $3,015,405 for 2009.  The decline in our financial performance during 2010 is a direct result of a substantial decrease in sales in 2010 over 2009 as well as $1,571,778 of non-cash costs relating to the non-cash financing costs and the creation of certain derivative liabilities relating to the issuance of certain of our convertible notes and associated warrants.  Our contract revenues also decreased by $340,080 during 2010 largely due to a significant portion on work on the Lithium Grant being completed in 2009.  In 2010, costs of revenues decreased by $2,877,469 largely due to the decreased costs associated with the decreased sales of our products in 2010.  General and administrative expenses decreased by $106,544 in 2010.  This decrease is attributable to a $390,069 increase in investor relations consulting and a  $136,590 increase in travel expenses related to new international sales opportunities, offset by a $258,779 decrease in legal and professional fees and a $374,403 net decrease in other general and administrative expenses.  During 2010 our depreciation and amortization expenses increased by $8,353, largely due to the depreciation of new equipment acquired late in 2009 and in 2010.  Interest expense during 2010 increased by $939,468, largely due to the increased borrowings under convertible notes in 2010, and the related amortization of the beneficial conversion feature interest cost incurred on our convertible notes and warrants.  In addition, we also incurred $299,474 of non-cash costs relating to a derivative liability created upon the issuance of certain of our notes and warrants.

During 2010, approximately 47% of our revenues were derived from the sale of one electric vehicle to the Port of Los Angeles under the terms of the City of Los Angeles Agreement, approximately 17% of our sales were derived from shipment of our drive systems to international OEM of hybrid buses and trucks, approximately 12% of revenues were derived from sales of our flux vector motor controllers to an electric bus manufacturer, approximately 19% of our revenues were derived from sales of battery and charger systems and the remaining 5% of revenues were derived from progress work on the Lithium Grant.  The revenues and costs associated with the Lithium Grant are recorded as contract revenues and costs. As such, the costs associated with the development of our demonstration vehicle are recorded as “contract costs,” not as research and development expenses.

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

Product Warranties

We provide limited warranties for parts and labor at no cost to our customers within a specified time period after the sale.  We estimate the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of December 31, 2010, we had no warranty reserve nor did we incur warranty expenses during the years ended December 31, 2010 or 2009.

Stock-Based Compensation

We periodically issue stock instruments, including shares of our common stock, stock options, and warrants to purchase shares of our common stock to employees and non-employees in non-capital raising transactions for services and for financing costs.  We account for stock option awards issued and vesting to employees in accordance with authorization guidance of the FASB whereas the value of stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options to purchase shares of our common stock vest and expire according to the terms established at the grant date.

We account for stock options and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Derivative Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use the Monte Carlo option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Goodwill and Intangible Assets

Management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred.   Management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

Management tests goodwill for impairment at the reporting unit level.  We only have one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital, or WACC, methodology. The WACC methodology considers market and industry data as well as Balqon-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Balqon-specific historical and projected data, develops growth rates and cash flow projections for Balqon.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to our total market capitalization. The discounted cash flow valuation methodology and calculations will be used in 2010 impairment testing.  Impairment tests of the goodwill we acquired from EMS were conducted during the fourth quarters of 2009 and 2010.  These impairment tests did not indicate that the goodwill we acquired from EMS was impaired as of December 31, 2009 and 2010.  An impairment test of the value of the Distribution Agreement will be conducted during the fourth quarter of 2010.

We review intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of an asset exceeds its undiscounted cash flows, we write-down the carrying value of the intangible asset to its fair value in the period identified.  If the carrying value of assets is determined not to be recoverable, we record an impairment loss equal to the excess of the carrying value over the fair value of the assets.  Our estimate of fair value is based on the best information available to us, in the absence of quoted market prices.  We generally calculate fair value as the present value of estimated future cash flows that we expect to generate from the asset using a discounted cash flow income approach as described above.  If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.  Based on management’s assessments, there were no indicators of impairment of any of the Company’s intangible assets at December 31, 2010.

Impairment of Long-Lived Assets

The Financial Accounting Standards Board, or FASB, has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there were no indicators of impairment of our long lived assets at December 31, 2010 or 2009.

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

Results of Operations

As of December 31, 2010, we had working capital of $1,955,146, an accumulated deficit of $15,338,893 and reported a net loss for the year ended December 31, 2010 of $4,302,633.  Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which are expected to help provide us with the liquidity necessary to meet operating expenses.  Over the longer-term, we plan to achieve profitability through the sale of our drive systems, electric vehicles and other products.

During 2009, we raised an aggregate of $1,000,000 in connection with a private placement of convertible notes and warrants.  Between February and April 2010, we raised $1,500,000 in connection with a private placement of unsecured subordinated convertible notes and warrants.  Between July and December 2010, we raised $850,000 in connection with a private placement of senior secured convertible debentures.  In December 2010, we raised $5,000,000 in connection with a private placement of common stock and warrants.

The tables presented below, which compare our results of operations for 2009 and 2010, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Years Ended December 31,
	2010	2009	Favorable (Unfavorable)	Favorable (Unfavorable)	2010	2009
Net revenues	$677,745	$3,598,752	$(2,921,007)	(82)%	100%	100%
Cost of revenues	611,328	3,488,797	2,877,469	83%	90%	97%
Gross profit	66,417	109,955	(43,538)	(40)%	10%	3%
General & administrative expenses	2,418,681	2,525,225	106,544	4%	357%	70%
Research & development	270,134	167,195	(102,939)	(62)%	40%	5%
Depreciation & amortization	108,457	100,104	(8,353)	(8)%	16%	3%
Private Placement costs	359,339	—	(359,339)	(100)%	53%	—
(Gain) on change in derivative liability	(59,865)	—	59,865	100%	9%	—
Interest expense	1,272,304	332,836	(939,468)	(282)%	188%	9%
Net loss	$(4,302,633)	$(3,015,405)	$1,287,228	43%	(635)%	(84)%

Net Revenues.  The substantial decrease in net revenues in 2010 as compared to 2009 is a result of a decline in sales in 2010 due to significant working capital constraints.  Our revenues during the 2010 included revenues derived from the sale of one heavy-duty electric truck, three electric drive systems, nine flux vector motor controllers, and other parts and services.  During the year ended December 31, 2009, we derived revenues of $3,223,798 from product sales and $374,954 of contract and grant revenues.  Based on our current backlog and capital resources, we expect that our revenues will increase significantly in 2011.

Gross Profit.  The decrease in cost of revenues in 2010 was due to the decrease in sales during 2010 as compared to 2009.  Our 2010 gross profit margin of 10% is comprised of a 14% gross margin on the vehicle materials costs, offset by 4% combined direct labor and manufacturing overhead costs.  In 2009, our gross profit margin was 3%, and was comprised of 10% gross margin on the vehicle materials costs, offset by 5% direct labor and 2% manufacturing overhead costs. We anticipate that our gross profit margin will be approximately 22% of net revenues for 2011 as a result of our expectation, based on our current backlog and capital resources, that we will derive more revenues from the sale of electric drive systems in 2011 than from the sale of heavy duty electric vehicles.

General & Administrative Expenses. General and administrative expenses decreased by $106,544 in 2010.  This decrease is attributable to a $390,069 increase in investor relations consulting and a $136,590 increase in travel expenses related to new international sales opportunities, offset by a $258,779 decrease in legal and professional fees and a $374,403 net decrease in other general and administrative expenses.

Research & Development Expenses. Our research and development expenses for 2010 and 2009 were $270,134 and $167,195, respectively.  The increase in research and development expenses of $102,939 in 2010 is attributable to increased development costs during 2010 of our growing product line of electric drive systems, battery modules and flux-vector motor controllers.

Depreciation and Amortization. .  During 2010 our depreciation and amortization expenses increased by $8,353, largely due to the depreciation of new equipment acquired late in 2009 and in 2010.

Private Placement Costs and Change in Derivative Liability, Net. During 2010, we incurred $299,474 of non-cash costs relating to a derivative liability created upon issuance of certain of our convertible notes and warrants.

Interest Expenses.  The increase in operating and interest expenses in 2010 was primarily due to a $939,468 increase in interest expense. The increase in interest expense is primarily attributable to borrowings of $2,350,000 under convertible notes in 2010 as compared to borrowings of $1,000,000 under convertible notes in 2009.  Interest expense also increased due to increases in borrowings under our line of credit from Bridge Bank and amortization of the beneficial conversion feature interest cost incurred on our convertible notes and warrants.

While our general and administrative expenses are expected to increase over the near term, these expenses as a percentage of net revenues are expected to decrease as we increase our net revenues.  We expect that over the near term, our general and administrative expenses will increase as a result of expenses related to increased management personnel, additional administrative and sales personnel, and additional employees associated with the anticipated ramp up in our business and sales.

Liquidity and Capital Resources

During 2010 and 2009, we funded our operations primarily with cash from financing activities, which included the issuance of secured and unsecured debt and the issuance of equity securities.  During 2009, under the terms of the City of Los Angeles Agreement, we were issued an advance in the amount of $1,159,601 against a purchase order for 25 electric vehicles issued under the City of Los Angeles Agreement.  As of December 31, 2010, we had working capital of $1,955,146 as compared to a working capital deficiency of $1,563,117 at December 31, 2009.  At December 31, 2010 and 2009 we had an accumulated deficit of $15,338,893 and $11,036,260, respectively, and cash and cash equivalents of $4,407,273 and $118,635, respectively.

Our available capital resources at December 31, 2010 consisted primarily of approximately $4,407,273 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities in 2010 was $2,708,352 compared to $1,188,756 in 2009.  For 2010, cash used in operating activities included a net loss of $4,302,633, depreciation and amortization of $108,457, amortization of note discount of $979,171, the value of stock issued for services of $208,000, the value of warrants issued for services of $31,628, reduction in the fair value of derivative liabilities of $59,865, costs of private placement of $359,339, and the net cash used by operating assets and liabilities of $32,449.  Material changes in asset and liabilities at December 31, 2010 as compared to December 31, 2009 that affected these results include:

•	a decrease in accounts receivable of $166,017;
•	an increase in costs plus estimated earnings in excess of billings on uncompleted contracts of $34,224;
•	an increase in inventory of $5,522;
•	an increase in prepaid expenses of $17,356;
•	a net decrease in accounts payable and accrued expenses of $140,714; and
•	a decrease of $650 in billings in excess of costs on uncompleted contracts.

Cash used in investing activities, for the purchase of property and equipment, totaled $6,360 for 2010 and $70,640 for 2009.

Cash provided by financing activities totaled $7,003,350 for 2010 as compared to $1,022,416 for 2009.  During 2009, we raised an aggregate of $1,000,000 through the issuance of convertible notes to 34 accredited investors.  The convertible notes are convertible into an aggregate of 1,000,000 shares of our common stock.  In connection with this offering, we also issued three-year warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.50 per share.

Between February 2010 and April 2010, we raised an aggregate of $1,500,000 through the issuance of convertible notes to 11 accredited investors.  The convertible notes are convertibles into an aggregate of 1,999,993 shares of our common stock.  In connection with this offering, we also issued three-year warrants to purchase an aggregate of 1,999,993 shares of common stock at an exercise price of $0.50 per share.

Between July 2010 and December 2010, we raised an aggregate of $850,000 through the issuance of senior secured convertible debentures to 26 accredited investors.  The senior secured convertible debentures are secured by a security interest in all of our personal property (subject to customary exceptions) and were initially convertible into shares of our common stock at an initial conversion price of $0.75 per share (subject to adjustment).  In connection with this offering, we also issued five-year warrants to purchase an aggregate of 850,000 shares of our common stock at an initial exercise price of $0.75 per share (subject to adjustment).  Under the adjustment provisions of the senior secured convertible debentures and warrants, the conversion price of the senior secured convertible debentures and the exercise price of the warrants were reduced to $0.64 in connection with a private placement of our common stock and warrants in December 2010.  The terms of the senior secured convertible debentures include a restriction on our ability to pay dividends on our common stock.

In December 2010, we raised $5,000,000 through the issuance of 7,812,500 shares of our common stock and a five-year warrant to purchase up to 7,812,500 shares of our common stock at an exercise price of $0.64 per share.

We are obligated under registration rights agreements related to above described private placements to file a registration statement with the SEC, registering for resale shares of common stock and certain shares of common stock underlying the convertible notes and warrants issued in the private placement transactions consummated between March 2009 and December 2010.

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association, or the Bridge Bank Agreement.  The Bridge Bank Agreement, as amended to date,  provides us with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000.

The credit facility is formula-based and generally provides that the outstanding borrowings under the credit facility may not exceed an aggregate of 80% of eligible accounts receivable.  We must immediately pay any advance made under the credit facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance and (ii) the date on which the advance was made.  Interest on the credit facility is payable monthly.  As of December 31, 2010, there were no outstanding borrowings under the credit facility, eligible accounts receivable was $1,908 and availability under the credit facility was $1,526.

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

Our plan of operations for the next 12 months includes (i) completing and delivering the remaining 10 heavy-duty electric vehicles under the City of Los Angeles Agreement, together with associated equipment including batteries and chargers, (ii) completing and delivering a substantial portion of the 300 electric drive systems ordered by Winston Global Energy (iii) completing and delivering the remaining seven Nautilus XE20 yard tractors to T&K Logistics, Inc. for use at Ford Motor Company’s assembly plant in Wayne, Michigan, and (v) obtaining additional orders for our products. Although we expect that the anticipated gross margin from the completion and delivery of these products will provide us with additional liquidity and capital resources, we believe that we will need additional liquidity and capital resources to complete all of our existing and anticipated future product backlog.  We have been, and currently are, working toward identifying and obtaining new sources of liquidity. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.  Our senior secured convertible debentures issued between July and December 2010 contain covenants that include restrictions on our ability to pay dividends on our common stock.

In addition, during 2011, we expect to incur approximately $400,000 in research and development expenses. We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment.

We presently have 31 employees and expect to hire additional personnel to meet production demands of increased product sales. Until these new sales materialize, our present staff is sufficient to meet our current operational plan.

Backlog

As of April 12, 2011, we had a backlog of approximately $18,540,429.  Our backlog consists primarily of a $15.9 million order from Winston Global Energy, an affiliate of our Chairman of the Board, for 300 electric drive systems.  Our backlog also includes our agreement to deliver 6 additional Nautilus XE20 electric yard tractors and 4 additional Nautilus XE30 electric short haul tractors (and associated equipment) under our outstanding purchase order from the City of Los Angeles and our agreement to deliver 7 Nautilus XE20 electric yard tractors for use at Ford Motor Company’s assembly plant under a leasing arrangement with T&K Logistics.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

In April 2010, the FASB issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after September 15, 2010. Early adoption was permitted; however, adoption of this guidance as of a date other than January 1, 2011 would have required us to apply this guidance retrospectively effective as of January 1, 2010 and will required disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. We implemented this standard on January 1, 2011, and the effect of this guidance was limited transactions consummated after that date.  We do not expect the adoption of this standard to have a material impact on our financial position or results of operations as we have no material research and development arrangements that will be accounted for under the milestone method.

In January 2010 the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will became effective for the Company January 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010 our internal control over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

Except as described below, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We failed to accurately record the value of a derivative liability and the associated offering costs in  connection with a private offering of our securities during the three months ended September 30, 2010. As  a result of this material weakness in our internal control over financial reporting, on March 29, 2011, our  Audit Committee and senior management decided to restate our financial statements as of and for the three  and nine months ended September 30, 2010. During the three months ended December 31, 2010, we  implemented appropriate controls to remediate the material weakness described above when we engaged an  independent valuation consultant to conduct a valuation of the initial aggregate cost of the derivative  liability and to update the valuation of the derivative liability as of September 30, 2010. During the three  months ended December 31, 2010, we implemented a policy whereby for all future securities transactions  that involve derivative instruments, we will engage an independent valuation consultant to determine the  values of any derivative instruments. Accordingly, management believes that the remediation described  above has remediated the material weakness described above as of December 31, 2010.

Item 9B.	Other Information.

On April 12, 2011, we entered into an amendment to the Distribution Agreement with SOL to (i) to correctly reflect the chain of distribution and relationships between the parties to the Distribution Agreement and the manufacturer of the products being distributed under the Distribution Agreement, (ii) provide for certain representations and warranties of SOL in connection with our appointment as the exclusive authorized distributor in the United States for the promotion, marketing and sale of lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company, (iii) expand SOL’s indemnification obligations under the Distribution Agreement and (iv) correct certain other statements contained in the Distribution Agreement.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names, ages and positions held by our directors and executive officers as of April 12, 2011 and their business experience are as follows:

Name	Age	Positions Held
Winston Chung	52	Chairman of the Board and Director
Balwinder Samra(1)(2)	49	President, Chief Executive Officer, Vice Chairman of the Board and Director
Robert Miranda	58	Chief Financial Officer
Henry Velasquez(1)	34	Vice President Engineering and Director
Robert Gruenwald	52	Vice President Research and Development

(1)	Member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Balwinder Samra was appointed as our President, Chief Executive Officer, and a director in connection with the consummation of the Merger Transaction and has served in such capacities since the Merger Transaction.  Mr. Samra served as Chairman of the Board from the consummation of the Merger Transaction until December 14, 2011 when Mr. Winston Chung was appointed as Chairman of the Board and Mr. Samra was appointed as Vice Chairman of the Board.   Mr. Samra was the President, Chief Executive Officer and Chairman of the Board of Balqon California from May 2005 to the closing of the Merger Transaction.  Prior to that, Mr. Samra was president and chief executive officer of EVI, a leading manufacturer of electric buses, trucks and trailers.  From 1991 to 2000, Mr. Samra was Corporate Vice President of Taylor-Dunn Manufacturing, a leading manufacturer of electric industrial vehicles and tow tractors.  At Taylor-Dunn, Mr. Samra was responsible for worldwide marketing, dealer sales and operations.  Mr. Samra’s experience as our President and Chief Executive Officer combined with over 20 years of previous experience in senior management positions at other companies within the electric vehicle industry gives him unique insights into our challenges, opportunities and operations. Mr. Samra’s extensive experience in the electric vehicle industry qualifies him to serve as a director of Balqon.  Mr. Samra holds a B.S. degree in Chemistry from Punjab University, India.

Winston Chung was appointed as our Chairman of the Board and a director on December 14, 2011.  Mr. Chung is the inventor of Lithium iron phosphate batteries and the founder, Chairman and Chief Executive Officer of Thunder Sky enterprises and Winston Global Energy Co., Ltd., China based companies engaged in the manufacturing and sales of energy storage solutions and lithium batteries.  Mr. Chung also serves as the People’s Republic of China national 863 lithium battery research and Development Center Director and Chief Scientist.  In 1982, Mr. Chung invented the world’s first maintenance-free lead acid battery; in 1989, he invented the world’s first plastic lithium-ion rechargeable battery; in 1995, he invented the waterborne adhesive lithium-ion rechargeable battery; in 2001, he adopted the principle of human life, imitating bionics theory to successfully develop the world’s first rare-earth element lithium yttrium rechargeable battery; and in 2003, he developed the rare earth lithium sulfur rechargeable battery.  Mr. Chung also leads an elite team in Hong Kong that is expanding clean energy research and product development.  Mr. Chung’s extensive experience in the clean energy industry and his expertise in developing and manufacturing clean energy products qualifies him to serve as a director of Balqon.

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

Robert Gruenwald was appointed as our Vice President Research and Development in connection with the consummation of the Merger Transaction.  From 1997 to 2008, Mr. Gruenwald served as the President and Chief Engineer of EMS, where he designed and manufactured flux vector motor controllers for electric vehicles used in a variety of applications.  From 1991 to 2000, Mr. Gruenwald served as the Manager of Product Development for Magnetek, where he was involved with the design and development of electric vehicles and electric vehicle components and software.  Mr. Gruenwald also served as a senior electrical controls engineer for H-K Systems and an electrical designer for Procter & Gamble.  Mr. Gruenwald has 30 years of experience in electrical engineering and design.  Mr. Gruenwald has been named an inventor on four United States patents related to hybrid electric vehicles.  Mr. Gruenwald holds an A.S. degree in Electrical Engineering Technology from the University of Cincinnati.

Term of Office and Family Relationships

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among our executive officers and directors.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the year ended December 31, 2010 and Forms 5 and amendments thereto furnished us with respect to the year ended December 31, 2010, and written representations that no Form 5 is required, no person that was a reporting person during the year ended December 31, 2010, except for Marlin Financial Corporation, failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2010 or prior fiscal years.  Marlin Financial Group, Inc. did not file a Form 5 for the fiscal year ended December 31, 2010, and we have not received a written representation from Marlin Financial Group, Inc. stating that no Form 5 is required.

Composition of the Board of Directors

Our board of directors has responsibility for our overall corporate governance and meets regularly throughout the year.  Our Articles of Incorporation provide that our board of directors will be divided as equally as possible into three classes.  Our bylaws provide that our board of directors may fix the exact number of directors between one and fifteen.  Our board of directors has fixed the number of directors at three.  At each annual meeting of our stockholders, directors are to be elected for a term of three years to succeed those directors whose terms expire on that annual meeting date and our directors hold office until the third succeeding annual meeting of stockholders, until their successors are elected or until their earlier death, resignation or removal.  The term of our Class I director was set to expire at our 2010 annual meeting of stockholders, however, we did not hold an annual meeting of stockholders during 2010.  As a result, Mr. Chung, our Class I director will hold office until our next annual meeting, until his successors is elected or until his earlier death, resignation or removal.  Mr. Velasquez is a Class II director and he will hold office until our 2011 annual meeting of stockholders, until his successors is elected or until his earlier death, resignation or removal.  Mr. Balwinder Samra is a Class III director and he will hold office until our 2012 annual meeting of stockholders, until his successors is elected or until his earlier death, resignation or removal.

Our directors are kept informed of our business through discussions with our executive officers, by reviewing materials provided to them and by participating in meetings of our board of directors and its committees.  Our executive officers are appointed by and serve at the discretion of our board of directors. There are no family relationships among our executive officers and directors.

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

Director Independence

Annually, the board of directors, with the assistance of the Nominating and Corporate Governance Committee, makes a determination as to the independence of each director using the current standards for “independence” established by the SEC and NASDAQ Market Place Rules, additional criteria set forth in our corporate governance guidelines and consideration of any other material relationship a director may have with Balqon Corporation.  None of our directors are independent under these standards.  Mr. Balwinder Samra and Henry Velasquez are our Chief Executive Officer and Vice President Engineering, respectively.  Seven One Limited, of which Mr. Chung is President and Chief Executive Officer, is party to the Distribution Agreement under which we issued 1,375,000 shares of our common stock and a five-year warrant to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.50 per share on December 14, 2010 in consideration of certain distribution rights granted to us by Seven One Limited.  Further, in January 2011, Winston Global Energy, an affiliate of Mr. Chung, agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.

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

During 2010, our board of directors did not hold any formal meetings during 2010.  Members of our board of directors and its committees consulted informally with management from time to time and acted at various times by written consent without a meeting during 2010.

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

Our Audit Committee operates pursuant to a charter approved by our board of directors and our Audit Committee, according to the rules and regulations of the SEC.  Our Audit Committee consists of Balwinder Samra and Henry Velasquez.  Amarpal Samra served on our Audit Committee in 2010 until his resignation on December 14, 2010.  Mr. Velasquez serves as the Chairman of our Audit Committee.  Our board of directors has determined that Balwinder Samra and Henry Velasquez are not “independent” under our Corporate Governance Guidelines, and the NASDAQ Marketplace Rules and that neither of them satisfies the other requirements under SEC rules regarding audit committee membership.  None of the members of our Audit Committee qualify as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee, or satisfies the “financial sophistication” requirements of the NASDAQ Marketplace Rules.

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

Our Compensation Committee operates pursuant to a charter approved by our board of directors and our Compensation Committee.  Our Compensation Committee consists of Balwinder Samra and Henry Velasquez .  Mr. Balwinder Samra acts as Chairman of our Compensation Committee.  Amarpal Samra served on our Compensation Committee in 2010 until his resignation on December 14, 2010.  Our board of directors has determined that none of the members of our Compensation Committee is “independent” under the NASDAQ Marketplace Rules.

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

Our Nominating and Corporate Governance Committee operates pursuant to a charter approved by our board of directors and our Nominating and Corporate Governance Committee.  Our Nominating and Corporate Governance Committee consists of Balwinder Samra and Henry Velasquez.  Mr. Balwinder Samra acts as chairman of our Nominating and Corporate Governance Committee.  Amarpal Samra served on our Nominating and Corporate Governance Committee in 2010 until his resignation on December 14, 2010.  Our board of directors has determined that none of the members of our Nominating and Corporate Governance Committee is “independent” under the NASDAQ Marketplace Rules.

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

Director Compensation Table – 2010

The following table summarizes for the year ended December 31, 2010, the compensation awarded to or paid to, or earned by, Winston Chung, the only member of our board of directors who is not a named executive officer, and Amarpal Samra, a former member of our board of directors.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Winston Chung	250	250
Amarpal Samra(1)	6,000	6,000

(1)
Mr. Samra resigned as a member of our board of directors on December 14, 2010.  In June 2008, Mr. Samra was granted 1,250,025 shares of common stock in consideration of business strategy consulting services rendered to Balqon California, which shares were converted into the same number of shares of our common stock in connection with the Merger Transaction.  As of December 31, 2010, Mr. Samra held 1,250,025 shares of our common stock.  In June 2008, Mr. Samra was issued options to purchase 312,507 shares of common stock to in consideration of business strategy consulting services rendered to Balqon California, which options were converted into options to purchase the same number of shares of our common stock under our 2008 Plan in connection with the Merger Transaction.  As of December 31, 2010, Mr. Samra held options to purchase 208,338 shares of our common stock.

Compensation of Executive Officers

Summary Compensation Table

The following table provides information concerning the compensation for the individual who served as our principal executive officer during the year ended December 31, 2010 and our two highest paid executive officers who were serving as an executive officer on December 31, 2010.  These three individuals are collectively referred to in this report as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Total ($)
Balwinder Samra President and Chief Executive Officer	2009 2010	250,000(1) 280,208(2)	250,000 280,208
Robert Miranda Chief Financial Officer	2009 2010	150,000(3) 175,000(3)	150,000 175,000
Henry Velasquez Vice President Engineering and Director	2009 2010	150,000 167,188	150,000 167,188

(1)	Of the $250,000 Mr. Samra earned in 2009 under the terms of his employment agreement, Mr. Samra was owed $98,918 in accrued salaries as of December 31, 2010.
(2)	As of December 31, 2010, Mr. Samra was owed the entire $280,208 he earned in 2010 under the terms of his employment agreement.
(3)
Represents the portion of the total consulting fees paid to Miranda & Associates, a professional accountancy corporation wholly-owned by Mr. Miranda, in consideration of services, attributable to the services provided by Mr. Miranda as our chief financial officer.

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

Immediately preceding the occurrence of a change in control, and regardless of whether Mr. Samra’s employment terminates and/or he receives severance payments as a result of the change in control, Mr. Samra will be entitled to receive a payment equal to (A) two times his then current annual salary and (B) two times the amount of the average incentive bonus paid during the two calendar years preceding the date of termination.  A change in control includes the following circumstances:

(a)           the acquisition by any person or group of beneficial ownership of securities entitled to vote generally in the election of our directors, or voting securities, that represent 40% or more of the combined voting power of our then outstanding voting securities or 50% or more of the combined fair market value of our then outstanding stock, other than:

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

Outstanding Equity Awards At Fiscal Year-End – 2010

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date
Balwinder Samra	1,388,917	$2.00	6/30/2011
	1,388,917	$2.50	6/30/2012

Robert Miranda	—	—	—

Henry Velasquez	27,778	$2.00	6/30/2011
	27,778	$2.50	6/30/2012

(1)
All options represented in this table were granted in June 2008 in consideration of services provided to Balqon California and vested immediately upon grant.  In connection with the Merger Transaction, all outstanding options to purchase shares of Balqon California’s common stock were converted into options to purchase shares of our common stock.  The material features of our 2008 Plan are described below in Part III – Item 12 of this Annual Report under the heading “— 2008 Stock Incentive Plan” and in Note 10 to our financial statements for the year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholder Table

The following table sets forth information with respect to the beneficial ownership of our voting stock as of April 12, 2011, the date of the table, by:

•	each person known by us to beneficially own more than 5% of the outstanding shares any class of our voting stock;
•	each of our directors;
•	each of our executive officers identified at the beginning of the “Management” section of this report; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.  To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them.  Except as indicated by footnote, all shares of common stock underlying derivative securities, if any, that are currently exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding for the purpose of calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.  Percentage of beneficial ownership of our common stock is based on 35,391,530 shares of common stock outstanding as of the date of the table.

The address of each of the following stockholders, unless otherwise indicated below, is c/o Balqon Corporation, 1420 240th Street, Harbor City, California 90710.  The address for Marlin Financial Group, Inc. is 9812 Falls Road, Suite 114-198, Potomac, Maryland 20854.  The address for Seven One Limited and Winston Chung is One East Broward Blvd., Suite 1400, Fort Lauderdale, FL 33301.  Messrs. Balwinder Samra, Miranda, Velasquez and Gruenwald are executive officers of Balqon Corporation.  Messrs. Balwinder Samra, Velasquez and Chung Hung Ka are directors of Balqon Corporation.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Balwinder Samra	Common	19,777,744(1)	51.55%
Robert Miranda	Common	166,666(2)	*
Henry Velasquez	Common	388,896(3)	1.09%
Robert Gruenwald	Common	250,000	*
Seven One Limited and Winston Chung	Common	18,500,000(4)	41.20%
Marlin Financial Group, Inc.	Common	2,265,595(5)	6.27%
All directors and executive officers as a group (5 persons)	Common	39,083,306(7)	81.76%

*	Less than 1%.
(1)	Includes 2,777,834 shares of common stock underlying options.
(2)
Includes 33,333 shares of common stock underlying convertible notes and 33,333 shares of common stock underlying warrants which Mr. Miranda acquired beneficial ownership of on February 10, 2010 through the Miranda & Associates, APC 401k Plan.

(3)	Includes 55,556 shares of common stock underlying options.
(4)
Includes 9,312,500 shares of common stock underlying warrants.  Securities are held by Seven One Limited.  Winston Chung, Chairman of our board of directors, has the power to vote and dispose of the securities held by Seven One Limited, as its Chief Executive Officer.

(5)	Includes 754,180 shares of common stock underlying warrants. Mark Levin has the power to vote and dispose of the securities held by Marlin Financial Group, Inc. as its president.
(7)	Includes 4,562,592 shares of common stock underlying options, 33,333 shares of common stock underlying convertible notes, and 33,333 shares of common stock underlying warrants.

Equity Compensation Plan Information

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,041,728	(1)	$2.25	4,458,272	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	3,041,728			4,458,272

(1)	Represents shares of common stock underlying options that are outstanding under our 2008 Plan. The material features of our 2008 Plan are described immediately below.
(2)	Represents shares of common stock available for issuance under our 2008 Plan.

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

Share Reserve

Initially, 7,500,000 shares of common stock are authorized for issuance under the 2008 Plan.  The 2008 Plan was adopted by our board of directors on October 24, 2008 and approved by our stockholders on October 23, 2009.  As of April 12, 2011, options to purchase 2,833,390 shares of common stock were issued and outstanding under the 2008 Plan.

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

Director Independence

Annually, the board of directors, with the assistance of the Nominating and Corporate Governance Committee, makes a determination as to the independence of each director using the current standards for “independence” established by the SEC and NASDAQ Market Place Rules, additional criteria set forth in our corporate governance guidelines and consideration of any other material relationship a director may have with Balqon Corporation.  None of our directors are independent under these standards.  Mr. Balwinder Samra and Henry Velasquez are our Chief Executive Officer and Vice President Engineering, respectively.  Seven One Limited, of which Mr. Chung is President and Chief Executive Officer, is party to the Distribution Agreement under which we issued 1,375,000 shares of our common stock and a five-year warrant to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.50 per share on December 14, 2010 in consideration of certain distribution rights granted to us by Seven One Limited.  Further, in January 2011, Winston Global Energy, an affiliate of Mr. Chung, agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.

Our board of directors intends to expand the number of directors to five and appoint at least two persons who qualify as “independent” under the current NASDAQ Marketplace Rules to our board of directors in the near future.

Policy Regarding Related Party Transactions

We recognize that related party transactions present a heightened risk of conflicts of interest and have adopted a policy to which all related party transactions shall be subject.  Pursuant to the policy, the Audit Committee of our board of directors reviews the relevant facts and circumstances of all related party transactions, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party and the extent of the related party’s interest in the transaction.  Pursuant to the policy, no director may participate in any approval of a related party transaction to which he or she is a related party.

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

In connection with the Merger Transaction we issued to (i) Balwinder Samra, our President and Chief Executive Officer, 16,999,910 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Mr. Samra and options to purchase 4,166,751 shares of common stock upon conversion of options to purchase the same number of shares of common stock of Balqon California held by Mr. Samra; (ii) Robert Miranda, our Chief Financial Officer, 100,000 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Mr. Miranda; (iii) Henry Velasquez, our Vice President Engineering and a director of our company, 333,340 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Mr. Velasquez and options to purchase 83,334 shares of common stock upon conversion of options to purchase the same number of shares of common stock of Balqon California held by Mr. Velasquez; (iv) Robert Gruenwald, our Vice President Research and Development 250,000 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Mr. Gruenwald; and (v) Amarpal Singh Samra, a former director of our company, 1,250,025 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Mr. Samra and options to purchase 312,507 shares of common stock upon conversion of options to purchase the same number of shares of common stock of Balqon California held by Mr. Samra.  As a result of the Merger Transaction each of Mr. Balwinder Samra and Mr. Amarpal Samra became the beneficial owners of more than 5% of our common stock.  The options issues to Messrs. Balwinder Samra, Amarpal Samra, and Henry Velasquez were issued under our 2008 Plan.  One-third of these options have an exercise price of $1.50 per share and expired on June 30, 2010, one-third of these options have an exercise price of $2.00 per share and expire on June 30, 2011, and one-third of these options have an exercise price of $2.50 per share and expire on June 30, 2012.

In connection with the Merger Transaction we also issued to Marlin Financial Group, Inc. 2,916,725 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Marlin Financial Group, Inc. and warrants to purchase 729,180 shares of our common stock upon the conversion of warrants to purchase shares the same number shares of common stock of Balqon Corporation.  One-third of the warrants have an exercise price of $1.50 per share and expired on June 30, 2010, one-third of the warrants have an exercise price of $2.00 per share and expire on June 30, 2011, and one-third of the warrants have an exercise price of $2.50 per share and expire on June 30, 2012.  As a result of the Merger Transaction, Marlin Financial Group, Inc. became the beneficial owner of more than 5% of our common stock.

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

Indemnification Agreements

On October 24, 2008, we entered into an indemnification agreement with each of Mr. Amarpal Samra, our former director, and each of our current executive officers other than Mr. Gruenwald.  We entered into an indemnification agreement with Mr. Gruenwald on March 27, 2009.  We entered into an indemnification agreement with Mr. Chung on December 14, 2010.  The indemnification agreements and our articles of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

Balqon California’s Transactions Prior to the Consummation of the Merger Transaction

Prior to the Merger Transaction, Balwinder Samra loaned and aggregate of  $59,377 to Balqon California to fund its operations.  These no interest loans were recorded as “Advances from Shareholder” on Balqon California’s financial statements.  The largest aggregate amount of principal outstanding on these loans during the years ended December 31, 2008, 2009 and 2010 was $57,420, $34,877 and $5,018, respectively.  During the fiscal years ended December 31, 2008 and 2009, we paid $22,543 and $29,859 in principal, respectively, under the loans provided by Mr. Samra.  During the fiscal year ended December 31, 2010, we did not make any principal or interest payments under the loans provided by Mr. Samra. As of April 12, 2011, $5,018 in principal was outstanding under these loans.

Between January 1, 2008 and September 30, 2008, Miranda & Associates, a professional accountancy corporation wholly-owned by Robert Miranda, our chief financial officer, was paid a total of $38,000 in consulting fees in consideration of accounting and advisory services. As of September 30, 2008, Miranda & Associates was owed $19,875 for accounting and advisory services rendered.

In June 2008, Balqon California issued options to purchase 4,166,751 shares of common stock to Balwinder Samra in consideration of services rendered.  The fair value of the options on the grant date was determined to be $539,614.

In June 2008, Balqon California issued 333,340 shares of common stock and options to purchase 83,334 shares of common stock to Henry Velasquez in consideration of engineering and design consulting services rendered.  The value of the common stock was determined to be $333,340 and the fair value of the options on the grant date was determined to be $10,792.

In June 2008, Balqon California issued 1,250,025 shares of common stock and options to purchase 312,507 shares of common stock to Amarpal Samra in consideration of business strategy consulting services rendered.  The value of the common stock was determined to be $1,250,025 and the fair value of the options on the grant date was determined to be $40,471.

In June 2008, pursuant to a certain Stock and Warrant Purchase Agreement, dated August 28, 2008, Balqon California issued 2,916,725 shares of common stock and warrants to purchase 729,180 shares of common stock to Marlin Financial in consideration of business strategy and financial advisory services rendered.  The value of the common stock was determined to be $2,916,725 and the fair value of the warrants on the grant date was determined to be $94,432.  On March 30, 2009 we entered into Amendment No. 1 to Stock and Warrant Purchase Agreement with Marlin Financial Group, Inc. pursuant to which we revised certain terms of the warrants issued to Marlin Financial Group, Inc.  On May 20, 2010, we entered into Amendment No. 2 to Stock and Warrant Purchase Agreement with Marlin Financial Group, Inc. pursuant to  which we agreed with Marlin Financial Group, Inc. to terminate a contractual agreement between us and Marlin Financial Group, Inc. which restricted the ability of Marlin Financial Group, Inc. to dispose of or transfer our securities.  We and Marlin Financial Group, Inc. agreed to terminate this provision of the agreement due, in part, to the adverse tax consequences to Marlin Financial Group, Inc. associated with the change in valuation of the stock based compensation granted to Marlin Financial Group, Inc. as reflected in our financial statements.

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

On September 9, 2008, Balqon California entered into an Asset Purchase Agreement with EMS, and its sole member, Robert Gruenwald, to acquire substantially all of the assets of EMS, including all intellectual property assets used in the development and manufacture of flux vector motor controllers, for an aggregate purchase price of $350,000, of which $250,000 was paid in cash at closing and $100,000 was paid in the form of a promissory note issued to EMS.  The promissory note issued to EMS bares an interest rate of 5% per annum payable at maturity.  During the fiscal year ended December 31, 2008, we did not make any payments of principal or interest due under the promissory note to EMS.  The largest aggregate amount outstanding under the promissory note during the fiscal year ended December 31, 2010 was $25,000.  During the fiscal years ended December 31, 2009 and 2010, we made principal payments of $75,000 and $25,000, respectively, on the promissory note issued to EMS.  In April 2011, we paid all accrued and unpaid interest under the note issued to EMS, and, as a result, as of April 14, 2011, the promissory note issued to EMS was paid in full.

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

In connection with a private placement transaction consummated on February 10, 2010, we issued to Miranda & Associates, APC 401(k) Plan an aggregate of $25,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 33,333 shares of our common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, we issued to Miranda & Associates, APC 401k Plan three-year warrants to purchase an aggregate of 33,333 shares of common stock at an exercise price of $0.50 per share.  Miranda & Associates, APC 401(k) Plan is controlled by our chief financial officer, Robert Miranda.

On March 5, 2010, we issued to 6th Street Investments, LLC an aggregate of $500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 666,666 shares of our common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, we issued to 6th Street Investments, LLC three-year warrants to purchase an aggregate of 666,666 shares of common stock at an exercise price of $0.50 per share.  We also granted 6th Street Investments, LLC a right to buy notes convertible into 666,666 shares of our common stock and warrants exercisable into 666,666 shares of common stock for a purchase price of $500,000 on or before May 15, 2010.  As a result, 6th Street Investments, LLC became the beneficial owner of more than 5% of our common stock.  The right to purchase securities held by 6th Street Investments, LLC terminated on May 15, 2010.  Ryan Turner and Michael Rivera jointly hold the power to vote and dispose of the shares beneficially held by 6th Street Investments, LLC as its managers.

Fees Paid to Miranda & Associates

Between September 30, 2008 and December 31, 2008, Miranda & Associates, a professional accountancy corporation wholly-owned by Robert Miranda, our chief financial officer, was paid a total of $113,790 in consulting fees in consideration of accounting and advisory services.  Miranda & Associates was paid a total of $357,863 in consulting fees in consideration of accounting and advisory services during the year ended December 31, 2009, which amount includes $150,000 in consulting fees paid in consideration of the services provided by Robert Miranda as our chief financial officer.  Miranda & Associates was paid a total of $273,192 in consulting fees in consideration of accounting and advisory services during the year ended December 31, 2010, which amount includes $175,000 in consulting fees paid in consideration of services provided by Robert Miranda as our chief financial officer.  As of April 5, 2011, Miranda & Associates was owed $32,500 for accounting and advisory services rendered.

Transactions with Seven One Limited and Winston Chung

On December 14, 2010, we issued 7,812,500 shares of our common stock and a five-year warrant to purchase up to 7,812,500 shares of our common stock at an exercise price of $0.64 per share to Seven One Limited, a company organized under the laws of the British Virgin Islands, for an aggregate purchase price of $5,000,000 in a private offering.  As a result, Seven One Limited became the beneficial owner of more than 5% of our common stock.  In connection with this transaction, Winston Chung was appointed as a member of our board of directors and Chairman of our board of directors.  Chung is the chief executive officer of Seven One Limited.

On December 14, 2010, we also entered into the Distribution Agreement with Seven One Limited.  Under the Distribution Agreement, as amended to date, we have been appointed as the exclusive authorized distributor for the promotion, marketing and sale of lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company in the United States.  Seven One Battery Company has granted Seven One Limited an exclusive right to distribute such products in the United States.  In consideration of our appointment as the exclusive distributor under the Distribution Agreement, we issued to Seven One Limited 1,375,000 shares of our common stock and a five-year warrant to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.50 per share.

On January 25, 2011, we entered into an agreement with Winston Global Energy, headquartered in Shenzhen China, under which Winston Global Energy agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.  We have agreed to deliver the 300 electric drive systems to Winston Global Energy by July 25, 2012.  Winston Chung, the Chairman of our board of directors, is president and chief executive officer of Winston Global Energy.

Item 14.	Principal Accounting Fees and Services.

Weinberg & Company, P.A.

The following table presents the aggregate fees billed to us for professional audit services rendered by Weinberg & Company, P.A., or Weinberg, for the years ended December 31, 2009 and 2010, respectively.  We appointed Weinberg as our independent registered public accounting firm on October 24, 2008.

	2010	2009
Audit Fees	$91,257	$176,505
Audit-Related Fees	—	—
Tax Fees	—	1,995
All Other Fees	—	—
Total	$91,257	$178,500

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

(a)(2) and (c) Financial Statement Schedules.

Not applicable.

(a)(3) and (b) Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 15, 2008, among the Registrant, Balqon California and a newly-created, wholly-owned subsidiary of the Registrant, Balqon Acquisition Corp. (1)(%)(###)
2.2
Amendment No. 1 to Agreement and Plan of Merger, dated October 15, 2008, among the Registrant, Balqon California and a newly-created, wholly-owned subsidiary of the Registrant, Balqon Acquisition Corp. (2)

2.3	Asset Purchase Agreement, dated September 9, 2008, by and between Electric MotorSports, LLC and Balqon California (7)(%)(###)
3.1	Articles of Incorporation of the Registrant (3)
3.2	Bylaws of the Registrant (3)
3.3	Certificate of Change (17)
3.4	Articles of Merger (*)
10.1	Balqon Corporation 2008 Stock Incentive Plan (11)(#)
10.2	Form of Stock Option Agreement under 2008 Stock Incentive Plan (4)(#)
10.3	Form of Indemnification Agreement for officers and directors (4)(#)
10.4	Employment Agreement, dated October 24, 2008, by and between Balwinder Samra and the Registrant (4)(#)
10.5	Employment Agreement, dated October 24, 2008, by and between Henry Velasquez and the Registrant (4)(#)
10.6	Purchase Agreement, dated June 26, 2008, between the City of Los Angeles and Balqon California (8)(##)
10.7	Purchase and Service Agreement, dated May 15, 2008, between the South Coast Air Quality Management District and Balqon California (7)(##)
10.8
Lease Agreement for 1420 240th Street, Harbor City, California 90710, between Allan D. and Gloria G. Singer, Trustees for the U.D.T. Trust dated June 6, 1984 and Balqon California dated June 17, 2008 (8)(##)

10.9	Business Financing Agreement, dated February 18, 2009, between Bridge Bank, National Association and the Registrant (6)

Exhibit Number	Description
10.10	Business Financing Modification Agreement, dated February 26, 2009, between Bridge Bank, National Association and the Registrant (6)
10.11	Promissory Note, dated September 9, 2009, in the amount of $100,000, issued to Electric MotorSports, LLC (7)
10.11	Employment Agreement, dated October 24, 2008, by and between Robert Gruenwald and the Registrant (7)(#)
10.12	Stock and Warrant Purchase Agreement, dated August 28, 2008, by and between Marlin Financial Group, Inc. and Balqon California (8)
10.13	Amendment No. 1 to Stock and Warrant Purchase Agreement, dated March 30, 2009, by and between Marlin Financial Group, Inc. and the Registrant (7)
10.14	Amendment No. 2 to Stock and Warrant Purchase Agreement, dated May 20, 2009, by and between Marlin Financial Group, Inc. and the Registrant (8)
10.15	Converter Agreement, dated June 9, 2009, by and between Balqon Corporation and Autocar, LLC (9)
10.16	Business Financing Modification Agreement, dated effective August 4, 2009, by and between the Registrant and Bridge Bank, National Association (10)
10.17	Supplemental Agreement, dated October 6, 2009, by and between Balqon Corporation and Autocar, LLC (12)
10.18	Form of Warrants issued by Balqon California to certain security holders to purchase an aggregate of 500,000 shares of commons stock (subject to adjustment) (4)(##)
10.19	Form of Warrants issued by Balqon California to certain security holders to purchase an aggregate of 810,000 shares of common stock (subject to adjustment) (4)(##)
10.20	Form of Warrants issued by Balqon California to certain security holders to purchase an aggregate of 575,000 shares of common stock (subject to adjustment) (4)(##)
10.21
Form of Warrant to purchase common stock issued by Balqon California to Marlin Financial Group, Inc. to purchase an aggregate of 729,280 shares of common stock (one-third of these warrants were exercisable at an exercise price of $1.50 per share until June 30, 2010, one-third of these warrants are exercisable at an exercise price of $2.00 per share until June 30, 2011, and one-third of these warrants are exercisable at an exercise price of $2.50 per share until June 30, 2012) (4)

10.22
Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 184,598 shares of common stock (subject to adjustment) (one-third of these warrants were exercisable at an exercise price of $1.50 per share until October 14, 2009, one-third of these warrants were exercisable at an exercise price of $2.00 per share until October 14, 2010, and one-third of these warrants are exercisable at an exercise price of $2.50 per share until October 14, 2011) (4)(##)

10.23	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 210,000 shares of common stock (subject to adjustment) (5)

Exhibit Number	Description
10.24	Form of 10% Unsecured Subordinated Convertible Promissory Notes issued to certain security holders in the aggregate principal amount of $1,000,000 (7)
10.25	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 1,000,000 shares of common stock (subject to adjustment) (7)
10.26	Form of 10% Unsecured Subordinated Convertible Promissory Notes issued to certain security holders in the aggregate principal amount of $1,500,000 (13)
10.27	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 1,999,993 shares of common stock (subject to adjustment) (13)
10.28	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 15,999 shares of common stock in consideration of finder services (subject to adjustment) (14)
10.29	Form of 10% Senior Secured Subordinated Convertible Debenture issued by the Registrant to certain security holders in the aggregate principal amount of $850,000 (15)
10.30	Form of Warrants to purchase an aggregate of 850,000 shares of common stock (subject to adjustment) issued by the Registrant to certain security holders (15)
10.31	Form of Common Stock Placement Warrants to purchase 68,000 shares of common stock issued by the Registrant (15)
10.32	Security Agreement, dated July 29, 2010, between the Registrant, the holders of the Registrant’s 10% Senior Secured Subordinated Convertible Debenture and CitizensTrust, as collateral agent (15)
10.33	Securities Purchase Agreement, dated December 14, 2010, by and between Balqon Corporation and Seven One Limited (16)(###)
10.34	Registration Rights Agreement, dated December 14, 2010, by and between Balqon Corporation and Seven One Limited (16)
10.35	Distribution Agreement, dated December 14, 2010, by and between Balqon Corporation and Seven One Limited (16)(###)
10.36	Amendment No. 1 to Distribution Agreement, dated April 13, 2011, by and between Balqon Corporation and Seven One Limited (*)
10.37	Form of Warrant issued by Balqon Corporation on December 14, 2010 to Seven One Limited (16)
10.38	Form of Distribution Warrant issued by Balqon Corporation on December 14, 2010 to Seven One Limited (16)
10.39	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 50,000 shares of common stock in consideration of investor relations services (*)
10.40	Purchase Order, dated January 25, 2011, between Winston Global Energy and Balqon Corporation. (*)

Exhibit Number	Description
10.41
First Amendment to Lease for 1420 240th Street, Harbor City, California 90710, between Allan D. and Gloria G. Singer, Trustees for the U.D.T. Trust dated June 6, 1984 and Balqon California dated February 3, 2011 (*)

10.42	Amendment No. 1 to Registration Rights Agreement, dated April 13, 2011, between Balqon Corporation and Seven One Limited (*)
14.1	Code of Ethics (4)
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers (4)
23.1	Consent of Independent Registered Public Accounting Firm (*)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

(*)	Filed as an exhibit to this Annual Report.
(%)	The schedules to the agreement have not been filed.
(#)	Management contract or compensatory plan, contract or arrangement.
(##)	The rights and obligations of Balqon California under this agreement were assumed by the Registrant in connection with the Merger Transaction.
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

(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2008.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2008.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 19, 2006.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 23, 2008.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2009.

(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
(8)	Filed as an exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2009.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2009.
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission August 14, 2009.
(11)	Filed as Annex A to the Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on October 9, 2009.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009.
(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.
(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010.
(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2010.
(17)	Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.

BALQON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Balqon Corporation
Harbor City, California

We have audited the accompanying balance sheets of Balqon Corporation (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Weinberg & Company, P.A.

Los Angeles, California
April 15, 2011

BALQON CORPORATION
BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$4,407,273	$118,635
Accounts receivable	1,908	167,925
Costs and estimated earnings in excess of billings on uncompleted contracts	34,224	—
Inventories	1,008,270	1,002,748
Prepaid expenses	70,738	53,382
Total current assets	5,522,413	1,342,690

Property and equipment, net	82,473	122,251
Other assets:
Deposits	14,400	14,400
Distribution agreement with related entity	1,403,375	—
Trade secrets, net	46,744	109,063
Goodwill	166,500	166,500

Total assets	$7,235,905	$1,754,904

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$1,446,674	$1,587,388
Customer deposit	1,159,601	1,159,601
Loan payable	—	128,150
Notes payable to related parties	—	25,000
Advances from shareholder	5,018	5,018
Derivative liability	955,974	—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	650
Total current liabilities	3,567,267	2,905,807

Convertible notes payable, net of discount	1,157,431	209,510

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 100,000,000 shares authorized, 34,942,514 and 25,518,348 shares issued and outstanding as of December 31, 2010 and 2009, respectively	34,942	25,518
Additional paid in capital	17,815,158	9,650,329
Accumulated deficit	(15,338,893)	(11,036,260)
Total shareholders’ equity (deficiency)	2,511,207	(1,360,413)

Total liabilities and shareholders’ equity (deficiency)	$7,235,905	$1,754,904

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

REVENUES	$677,745	$3,598,752
COSTS OF REVENUES	611,328	3,488,797
GROSS PROFIT	66,417	109,955
OPERATING EXPENSES
General and administrative	2,418,681	2,525,225
Research and development	270,134	167,195
Depreciation and amortization	108,457	100,104
Total operating expenses	2,797,272	2,792,524
LOSS FROM OPERATIONS	(2,730,855)	(2,682,569)
Costs of private placement	(359,339)	—
Change in fair value of derivative liabilities	59,865	—
Interest expense	(1,272,304)	(332,836)
NET LOSS	$(4,302,633)	$(3,015,405)
Net loss per share – basic and diluted	$(0.17)	$(0.12)
Weighted average shares outstanding, basic and diluted	26,072,140	25,518,348

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock, $0.001 Par Value		Additional	Accumulated
	Number	Amount	Paid in Capital	Deficit	Total
Balances, January 1, 2009	25,518,348	$25,518	$8,650,329	$(8,020,855)	$654,992
Fair value of beneficial conversion feature and warrants issued with convertible notes	—	—	1,000,000	—	1,000,000
Net loss	—	—	—	(3,015,405)	(3,015,405)
Balances, December 31, 2009	25,518,348	25,518	9,650,329	(11,036,260)	(1,360,413)
Fair value of shares issued for services	200,000	200	207,800	—	208,000
Fair value of beneficial conversion feature and warrants issued with convertible notes	—	—	1,500,000	—	1,500,000
Conversion of notes payable into common shares	36,666	37	31,213	—	31,250
Fair value of warrants issued for services	—	—	31,628	—	31,628
Common stock issued for cash	7,812,500	7,812	4,992,188	—	5,000,000
Fair value of common stock issued in connection with distribution agreement	1,375,000	1,375	878,625	—	880,000
Fair value of warrants issued in connection with distribution agreement	—	—	523,375	—	523,375
Net loss	—	—	—	(4,302,633)	(4,302,633)
Balances, December 31, 2010	34,942,514	$34,942	$17,815,158	$(15,338,893)	$2,511,207

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009
Cash flow from operating activities:
Net loss	$(4,302,633)	$(3,015,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,457	100,104
Fair value of common stock issued for services	208,000	—
Fair value of options and warrants granted for services	31,628	—
Cost of private placement	359,339	—
Change in fair value of derivative liability	(59,865)	—
Amortization of note discount	979,171	209,510
Changes in operating assets and liabilities:
Accounts receivable	166,017	(167,925)
Costs and estimated earnings in excess of billings	(34,224)
Inventories	(5,522)	156,853
Prepaid expenses	(17,356)	(10,362)
Deposits	—	19,241
Accounts payable and accrued expenses	(140,714)	361,581
Customer advances	—	1,159,601
Billings in excess of costs and estimated earnings on uncompleted contracts	(650)	(1,954)
Net cash used in operating activities	(2,708,352)	(1,188,756)

Cash flows from investing activities:
Acquisition of furniture, equipment and software	(6,360)	(70,640)
Net cash used in investing activities	(6,360)	(70,640)

Cash flows from financing activities:
Net proceeds (repayment) from Bank loan	(128,150)	128,150
Payment of notes payable, related parties	(25,000)	(75,875)
Proceeds from issuance of convertible notes, net	2,156,500	1,000,000
Proceeds from sale of common stock	5,000,000	—
Advances from shareholder	—	(29,859)
Net cash provided by financing activities	7,003,350	1,022,416

Increase (decrease) in cash and cash equivalents	4,288,638	(236,980)
Cash and cash equivalents, beginning of year	118,635	355,615
Cash and cash equivalents, end of year	$4,407,273	$118,635

Supplemental cash flow information:
Interest Paid	$234,659	$91,029
Income taxes Paid	$—	$—

Supplemental non cash financing and investing activities:
Fair value of beneficial conversion feature and warrants issued with unsecured convertible notes	$1,500,000	$1,000,000
Fair value of beneficial conversion feature and warrants issued with Senior Secured convertible notes	$850,000	$—
Conversion of notes payable to common stock	$31,250	$—
Fair value of common stock and warrants issued for distribution agreement	$1,403,375	$—

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Balqon Corporation, a California corporation (“Balqon California”) was incorporated on April 21, 2005 and commenced business operations in 2006.  On October 24, 2008, Balqon California completed a merger with BMR Solutions, Inc., a Nevada corporation (“BMR”).  Upon the closing, BMR changed its name to Balqon Corporation (the “Company”).  The Company develops, assembles and markets heavy-duty electric vehicles, flux vector motor controllers and heavy-duty electric drive systems

Estimates

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale.  The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of December 31, 2010, the Company had no warranty reserve nor did the Company incur warranty expenses during the years ended December 31, 2010 or 2009.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer.  As of December 31, 2010 and December 31, 2009, management deemed that there was no allowance for doubtful accounts considered necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Inventories consist of the following:

	December 31, 2010	December 31, 2009
Raw materials	$1,008,270	$948,583
In-transit	—	54,165
Total	$1,008,270	$1,002,748

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The cost of property and equipment is depreciated or amortized on the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture	3 years
Machinery	3-5 years

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Management tests goodwill for impairment at the reporting unit level.  The Company has only one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment of the Company may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as  Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for the Company.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to the total market capitalization of the Company. The discounted cash flow valuation methodology and calculations was used in the 2010 impairment testing.

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets (continued)

The amounts of intangible assets and accumulated amortization for the year ended December 31, 2010 and December 31, 2009 are as follows:

	December 31, 2010	December 31, 2009
Amortized intangible assets:
Distribution agreement	$1,403,375	$—
Trade secrets	186,965	186,965
Accumulated amortization	(140,221)	(77,902)
Totals	$1,450,119	$109,063

The distribution agreement and the trade secrets are being amortized over a three year period under the straight-line method.  Amortization expense for the years ended December 31, 2010 and 2009 was $62,319 and $62,322, respectively.   Amortization expense over the remaining amortization period is estimated to be as follows:

Year Ending December 31,
2011	$514,536
2012	467,792
2013	467,792

During the year ended December 31, 2010 and the fourth quarter of the year ended December 31, 2009 (the Company’s first measurement period), the Company determined that there were no indicators of impairment of its recorded goodwill or intangibles.

Impairment of Long-Lived Assets

The Financial Accounting Standards Board (“FASB”) has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  The guidelines also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined.  Based upon management’s assessment, there were no indicators of impairment of the Company’s long lived assets during the years ended December 31, 2010 and 2009.

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period.  Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive.  Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  As of December 31, 2010, the weighted average common shares outstanding totaled 26,072,140.  As of December 31, 2010, common stock equivalents were comprised of options exercisable into 3,041,728 shares of the Company’s common stock, warrants exercisable into 15,929,147 shares of the Company’s common stock and notes payable convertible into 4,291,442 shares of the Company’s common stock.  As of December 31, 2009, the weighted average common shares outstanding totaled 25,518,348.  As of December 31, 2009, common stock equivalents were comprised of options exercisable into 4,562,592 shares of the Company’s common stock, warrants exercisable into 3,947,247 shares of the Company’s common stock and notes convertible into 1,000,000 shares of the Company’s common stock.  For the years ended December 31, 2010 and 2009, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Stock-Based Compensation

The Company periodically issues stock instruments, including shares of its common stock, stock options, and warrants to purchase shares of its common stock to employees and non-employees in non-capital raising transactions for services and for financing costs.  The Company accounts for stock option awards issued and vesting to employees in accordance with authorization guidance of the FASB whereas the value of stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options to purchase shares of the Company’s common stock vest and expire according to the terms established at the grant date.

The Company accounts for stock options and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance of the FASB whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Assets and Liabilities Measured at Fair Value (continued)

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of December 30, 2010.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$—	$—	$955,974	$955,974

Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Monte Carlo option pricing models to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured accounts receivable.

The Company maintains cash balances at one bank. At times, the amount on deposit exceeds the federally insured limits.  Management believes that the financial institution that holds the Company’s cash is financially sound and, accordingly, minimal credit risk exists.  As of December 31, 2010 the Company had $4,157,273 in excess of insured limits maintained at such bank.  As of December 31, 2009 the Company did not have any amount in excess of insured limits maintained at the bank.

For the years ended December 31, 2010 and 2009, 47% and 91%, respectively, of total revenues were from one customer, the City of Los Angeles.

For the year ended December 31, 2010, 27%, 12% and 6%, respectively, of costs of revenue were to three vendors.  At December 31, 2010, accounts payable to the largest vendor represented 42% of total accounts payable balances.  Accounts payable to other two largest vendors represented 32% and 8%, respectively, of total accounts payable as of December 31, 2010.

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In April 2010, the FASB issued new accounting guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This standard is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after September 15, 2010. Early adoption was permitted; however, adoption of this guidance as of a date other than January 1, 2011 would have required the Company to apply this guidance retrospectively effective as of January 1, 2010 and would have require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As the Company implemented this standard on January 1, 2011, the effect of this guidance will be limited transactions consummated after that date. The Company does not expect adoption of this standard to have a material impact on its financial position or results of operations as it has no material research and development arrangements which will be accounted for under the milestone method.

In January 2010 the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance became effective for the Company with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which became effective for the Company January 1, 2011.  Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on the Company’s financial statements.

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 2 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

In May 2009, the Company received a grant of up to $400,000 from the City of Los Angeles to reimburse the Company for costs incurred in connection with the installation, demonstration and evaluation of lithium powered battery packs in two of the Company’s heavy-duty electric vehicles.  Reimbursement of up to $360,000 of the costs incurred shall be payable to the Company upon the delivery of a Nautilus E30 and a Nautilus E20 installed with lithium batteries to the City of Los Angeles for testing, and reimbursement of up to $40,000 of the costs incurred shall be payable to the Company upon completion of testing required under the terms of the grant.

This contract is being accounted for under the percentage of completion method.  At December 31, 2010 and 2009, the contract was estimated to be approximately 99% and 90% complete, respectively.

The asset, “costs in excess of billings and estimated earnings on uncompleted contracts” and the liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents costs incurred or billings in excess of revenue recognized as of December 31, 2010 and 2009 as follows:

	December 31, 2010	December 31, 2009
Costs incurred on uncompleted contracts	$394,224	$359,350
Estimated earnings	—	—
	394,224	359,350
Less, billings to date	360,000	360,000
	$34,224	$(650)
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$34,244	$—
Billings in excess of costs and estimated earnings on uncompleted contracts	$—	$650

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2010	December 31, 2009
Computer equipment and software	$103,675	$100,742
Office furniture	28,484	27,704
Equipment	30,352	27,704
Leasehold improvements	21,711	21,711
Total property and equipment, cost	184,221	177,861
Less: accumulated depreciation and amortization	(101,748)	(55,610)
Property and equipment, net	$82,473	$122,251

Depreciation expense for the years ended December 31, 2010 and 2009 was $46,138 and $37,782, respectively.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 4 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

On December 14, 2010, the Company entered into a three year distribution agreement (as amended to date, the “Distribution Agreement”) with Seven One Limited (“SOL”).  Under the Distribution Agreement, SOL has granted the Company the right to distribute lithium iron phosphate batteries and high voltage charging systems manufacture by Seven One Battery Company (the “Products”) on an exclusive basis in the United States.  Seven One Battery Company has granted SOL an exclusive right to distribute the Products in the United States.  On December 14, 2011, Winston Chung, the chief executive officer of SOL, was appointed as the Chairman of the Board of Directors of the Company.  As consideration for the Distribution Agreement, the Company issued to SOL 1,375,000 shares of its common stock and a five year warrant to acquire 1,500.000 shares of the Company’s common stock at an exercise price of $1.50 per share.

The Company determined that the fair value of the Distribution Agreement was $1,403,375.  The value was based upon a fair value of $880,000 of the 1,375,000 shares of common stock issued (based on the pricing of a simultaneous private placement at $0.64 per share) and a fair value of the warrants of $523,375.  The fair value of the warrants was determined based upon a Black-Scholes option pricing model using as assumptions an expected life of five years, an industry volatility of 95%, a risk free interest rate of 0.83%, and no expected dividend yield.

The Distribution Agreement will be amortized on a straight line basis over the three year term of the agreement (See note 12).

NOTE 5 – NOTES PAYABLE—RELATED PARTY

Note payable to related party consisted of a note to a shareholder issued in connection with the acquisition of Electric Motorsports, LLC.  The balance outstanding on the note was $25,000 as of December 31, 2009.  The note was unsecured, interest bearing at the prime rate per annum, and was paid in full on December 15, 2010.

NOTE 6 – LOAN PAYABLE

On February 25, 2009, the Company executed a Business Financing Agreement, dated February 18, 2009, with Bridge Bank, National Association (the “Lender”) (the “Initial Agreement”).  The initial agreement has been amended by Business Financing Modification Agreements dated effective February 26, 2009 and August 4, 2009, respectively (the “Modification Agreements,” and together with the Initial Agreement the “Credit Agreement”).  The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000 (the “Credit Facility”).  At December 31, 2010, no amounts were outstanding and $1,526 was available under the terms of the Credit Facility.  At December 31, 2009, $128,150 was outstanding and $6,190 was available under the terms of the Credit Facility.

The Credit Facility is formula-based and generally provides that the outstanding borrowings may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  The Credit Facility is secured by a continuing first priority security interest in all the Company’s personal property (subject to customary exceptions).  Interest on the Credit Facility is payable monthly, at the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum at December 31, 2010 and 2009, respectively.  The Credit Agreement may be terminated at any time by either party to the Credit Agreement.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of December 31, 2010 and 2009 :	December 31, 2010	December 31, 2009
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012 (1)	$985,000	$1,000,000
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (2)	1,483,750	—
Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (3)	850,000	—
Convertible notes payable	3,318,750	1,000,000
Less: note discount	(2,161,319)	(790,490)
Convertible notes payable, net of discounts	$1,157,431	$209,510

(1)
Between March 25, 2009 and June 19, 2009, the Company entered into agreements with 34 accredited investors for the sale by the Company of an aggregate of $1,000,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  The notes are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the Notes).  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the year ended December 31, 2010, $15,000 in principal amount of these notes was converted to 15,000 shares of the company’s common stock.  As of December 31, 2010, $985,000 in principal was outstanding under these notes.

The Company determined that the relative fair value of the warrants upon issuance was $639,061.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the initial fair value of the beneficial conversion feature was approximately $360,939. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 54.39%, a risk free interest rate of 1.15%, and no expected dividend yield. The relative value of the warrants of $639,061 and the beneficial conversion feature of $360,939 was recorded by the Company as a loan discount of $1,000,000, which the Company is amortizing to interest expense over the life of the notes.  As of December 31, 2010, the unamortized balance of the note discount was $432,606.

(2)
Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,999,993 shares of the Company’s common stock at an exercise price of $0.50 per share.  In connection with the offering, the Company issued three year warrants to purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.  The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the year ended December 31, 2010, $16,250 of the principal of the notes was converted into 21,667 shares of the Company’s common stock.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7 – CONVERTIBLE NOTES PAYABLE (continued)

The Company determined that the relative fair value of the warrants upon issuance was $731,710.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the initial fair value of the beneficial conversion feature was approximately $768,290. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield.  The relative value of the warrants of $731,710 and the beneficial conversion feature of $768,290 was recorded by the Company as a loan discount of $1,500,000, which the Company is amortizing to interest expense over the life of the notes.  As of December 31, 2010, the unamortized balance of the note discount was $1,007,628.

(3)
Between July 2010 and December 2010, the Company entered into agreements with 26 accredited investors for the sale by the Company of an aggregate of $850,000 of 10% Senior Secured Convertible Debentures (the “Debentures”) which are convertible into an aggregate of 1,133,333 shares of the Company’s common stock at a conversion price of $0.75 per share, subject to adjustment.  In connection with this offering, the Company also issued to the investors warrants to purchase an aggregate of 850,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment.

The Company also issued to its placement agent warrants to purchase 68,000 shares of the Company’s common stock at exercise price of $0.75 per share, subject to the same adjustments and terms as those warrants issued to investors.   The Debentures are due on September 30, 2012, or at the Company’s sole discretion, on March 31, 2013 (the “Maturity Date”) or such date as this Debenture is required or permitted to be repaid as provided in the agreement.  The Debentures are secured under the terms of a security agreement granting the holders of the Debentures a security interest in all of the Company’s personal property.

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 7 – CONVERTIBLE NOTES PAYABLE (continued)

The Company determined the aggregate fair value of the warrants issued to investors and its placement agent to be $511,399 and the initial fair value of the embedded beneficial conversion feature of the Debentures to be $504,440 (an aggregate amount of $1,015,839).  These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model.  In accordance with current accounting guidelines, as the amount of Debt discount to be recognized is limited to the amount of proceeds allocated to the Debentures, the excess of $165,839 of derivative liability created over the face amount of the note was considered to be a cost of the private placement.  In addition, the Company also incurred another $193,500 of closing costs (consisting of $93,500 of placement agent fees and $100,000 of legal fees directly related to the offering).  As such, the Company recorded an $850,000 valuation discount upon issuance, and recognized  private placement costs of $358,339 for financial reporting purposes.  As of December 31, 2010, the Company has amortized $128,915 of the valuation discount, and the remaining unamortized valuation discount of $721,085 as of December 31, 2010 has been offset against the face amount of the notes for financial statement purposes. The aggregate fair value of the derivative liabilities as of December 31, 2010 was $955,974 (see Note 8).

As of December 31, 2010 the total discount of $2,161,319 is offset against the balance of the convertible notes for financial statement presentation. At December 31, 2009 the total discount of $790,490 is offset against the balance of the convertible notes for financial statement presentation. During the years ended December 31, 2010 and 2009, amortization of loan discount was $979,171  and $209,510, respectively.

NOTE 8 – DERIVATIVE LIABILITY

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 8 – DERIVATIVE LIABILITY (continued)

The derivative liabilities were valued using binomial valuation techniques with the following assumptions:
	December 31, 2010	Upon Issuance
Conversion feature:
Risk-free interest rate	1.75%	0.72% - 0.42%
Expected volatility	90%	115% - 101%
Expected life (in years)	1.75 years	2.17 years
Expected dividend yield	0	0

Warrants:
Risk-free interest rate	1.76%	1.89% - 1.17%
Expected volatility	95%	95%
Expected life (in years)	4.75 years	4.88 - 5.17 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	464,844	504,440
Warrants	491,130	511,399
	$955,974	$1,015,839

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the volatility of five comparable guideline companies to estimate volatility for its common stock. The expected life of the conversion feature of the notes was based on the term of the notes and the expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

As of December 31, 2010, the aggregate derivative liability of the conversion feature and the warrants was $955,974.  For the year ended December 31, 2010, the Company recorded a gain on the change in fair value of the derivative liabilities of $59,865.  As of December 31, 2009, no derivative instruments were recorded.

NOTE 9 – INCOME TAXES

At December 31, 2010 and 2009, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $10,657,000 for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018.

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 9 – INCOME TAXES (continued)

Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2010	December 31, 2009
Deferred income tax asset:
Net operating loss carryforward	$5,562,000	$4,374,000
Valuation allowance	(5,562,000)	(4,374,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended December 31,
	2010	2009
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(5.8)%	(5.8)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

The Company adopted authoritative guidance issued by the GAAP which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of December 31, 2010, the Company does not have a liability for unrecognized tax benefits.

NOTE 10 – SHAREHOLDERS’ EQUITY

Shares Issued For Services

On February 2, 2010, the Company issued 200,000 shares of its common stock valued at $208,000, to an accredited investor in consideration of consulting services rendered between January 1 and June 30, 2010.

Shares Issued For Cash

In December 2010, the Company raised an aggregate $5,000,000 through the issuance of 7,812,500 shares of its common stock, plus warrants to purchase 7,812,500 shares of common stock at $0.64 per share, to an investor and related party.  The warrants expire six years from the date of issue.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 10 – SHAREHOLDERS’ EQUITY (continued)

Shares Issued Upon Conversion of Convertible Notes

During the year ended December 31, 2010, $31,250 of unsecured 10% subordinated convertible promissory notes were converted into 36,666 shares of the Company’s common stock.

NOTE 11 – STOCK OPTIONS AND WARRANTS

Stock Options

At December 31, 2010, options to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2009	4,562,592	$2.00
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at December 31, 2009	4,562,592	$2.00
Granted	—	—
Exercised	—	—
Cancelled	(1,520,864)	$1.50
Balance at December 31, 2010	3,041,728	$2.25

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$2.00	1,520,864	$2.00	0.50	1,520,864	$2.00
$2.50	1,520,864	$2.50	1.52	1,520,864	$2.50
	3,041,728			3,041,728

There was no aggregate intrinsic value of the 3,041,728 options outstanding and exercisable as of December 31, 2010 based on the trading price as of the period then ended.  As of December 31, 2010, all options were vested and there were no unvested options outstanding.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 11 – STOCK OPTIONS AND WARRANTS (continued)

Warrants

At December 31, 2010, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2009	3,008,778	$1.50
Granted	1,000,000	$1.50
Exercised	—	—
Cancelled	(61,531)	—
Balance at December 31, 2009	3,947,247	$1.50
Granted	12,286,492	$0.50 - $1.50
Exercised	—	—
Cancelled	(304,592)	$1.50 - $2.00
Balance at December 31, 2010	15,929,147	$0.96

During March and June 2009, the Company raised an aggregate of $1,000,000 through the issuance of its 10% Unsecured Subordinated Convertible Promissory Notes (see Note 7).  In connection with this offering, the Company also issued three-year warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.50 per share.

Between February 5, 2010 and April 12, 2010, the Company raised an aggregate of $1,500,000 through the issuance of its 10% Unsecured Subordinated Convertible Promissory Notes (see Note 7). In connection with this offering, the Company also issued three-year warrants to purchase an aggregate of 1,999,993 shares of common stock at an exercise price of $0.50 per share.  In connection with the sale of certain of the 10% Unsecured Subordinated Convertible Promissory Notes, the Company issued three year warrants to purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.

In May 2010, the Company entered into an agreement for financial public relations services pursuant to which the Company may issue three-year warrants to purchase an indeterminate number of shares of common stock of the Company at an exercise price of $1.00 per share based upon certain performance based benchmarks.  Through December 31, 2010, the Company had issued warrants valued at $31,628 to purchase 40,000 shares of its common stock pursuant to this agreement.

Between July 29, 2010, and December 2, 2010, the Company raised an aggregate of $850,000 through the issuance of its 10% Senior Secured Convertible Debentures (see Note 7).  In connection with this offering, the Company also issued to the investors five year warrants to purchase an aggregate of 850,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment.  The Company also issued five-year placement agent warrants to purchase an aggregate of 68,000 shares of the Company’s common stock at an exercise price of $0.75 per share in connection with the offering.

In December 2010, in connection with the sale of common stock and warrants for cash, the Company issued a six year warrant to purchase up to 7,812,500 shares of the Company’s common stock at $0.64 per share.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 11 – STOCK OPTIONS AND WARRANTS (continued)

In December 2010, in connection with the Distribution Agreement, the Company issued a five year warrant to purchase up to 1,500,000 shares of the Company’s common stock at $1.50 per share.

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2010:
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.50	2,015,992	$0.50	1.7	2,015,992	$0.50
$0.64	8,730,500	$0.64	5.0	8,730,500	$0.64
$1.00	40,000	$1.00	2.7	40,000	$1.00
$1.50	4,595,000	$1.50	2.7	4,595,000	$1.50
$2.00	243,060	$2.00	0.5	243,060	$2.00
$2.50	304,595	$2.50	1.4	304,595	$2.50
	15,929,147			15,929,147

As of December 31, 2010, the aggregate intrinsic value of the warrants outstanding and exercisable was $1,068,518.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

City of Los Angeles Agreement

On September 26, 2008, the Company entered into an agreement with the City of Los Angeles to manufacture and deliver 20 electric yard tractors, 5 short-haul electric tractors, and associated equipment including chargers, batteries and controllers for a total of $5,383,750.  As of December 31, 2010, the Company had delivered 14 electric yard tractors and one short-haul electric tractor to the City of Los Angeles. The Company expects to deliver the remaining 6 electric yard tractors, 4 short-haul electric tractors and associated equipment to the City of Los Angeles by December 31, 2011.

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

As of December 31, 2010, the Company had a sales backlog of $2,640,429 of which $1,979,725 was attributable to the 10 electric vehicles and associated parts the Company is required to deliver under its agreement with the City of Los Angeles.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

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

City of Los Angeles Grant

In May 2009, the Company received a grant of up to $400,000 from the City of Los Angeles to reimburse the Company for costs it incurs in connection with the installation, demonstration and evaluation of lithium powered battery packs in two of the Company’s zero emissions Nautilus vehicles.  Reimbursement of up to $360,000 of the costs incurred shall be payable to the Company upon the delivery of a Nautilus E30 and a Nautilus E20 installed with lithium batteries to the City of Los Angeles for testing, and reimbursement of up to $40,000 of the costs incurred shall be payable to the Company upon completion of testing required under the terms of the grant.  Upon completion of the testing of these two vehicles, one Nautilus E20 and one Nautilus E30, the City of Los Angles will have the right to purchase these test vehicles against its existing purchase order with the Company.  In June 2009, the Company completed assembly of a Nautilus E30 retrofitted with 280 kilowatt hours (“kWh”) lithium battery packs, and an initial testing of this Nautilus E30 demonstrated a range of over 150 miles on a single charge under unloaded conditions. As of November 13, 2009, the Company has retrofitted 5 Nautilus E20s with 140 kWh lithium battery packs, and initial testing of this Nautilus E20 demonstrated a range of over 95 miles on a single charge under unloaded conditions.

As of December 31, 2010 and 2009, the Company has invoiced the City of Los Angeles $360,000 in accordance with the City of Los Angeles grant.  During the years ended December 31, 2010 and 2009, the Company incurred $394,224 and $359,350, respectively, of costs related to the City of Los Angeles grant and recognized the same amount as revenue. As of December 31, 2010, costs in excess of billings of $34,224 are reflected as an asset in the Company’s balance sheet. As of December 31, 2009,  billings in excess of cost equal to $650 are reflected as a liability in the Company’s balance sheet. (See Note 2).

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

Autocar Agreement

In 2009, the Company entered into an agreement (the “Autocar Agreement”) with Autocar, LLC (“Autocar”), a manufacturer and marketer of severe service heavy-duty trucks, under which the Company agreed with Autocar to collaborate on the development, marketing and sale of on-road Class 7 and Class 8 zero emissions electric trucks to be used in short-haul drayage and trash hauling applications (the “Autocar Truck”).  Under the terms of the Autocar Agreement, the Company agreed to purchase Department of Transportation compliant chassis designed for cab-over-engine-heavy-duty vehicles (the “Autocar Chassis”) exclusively from Autocar for a period of at least three years.  The Autocar Agreement is for an initial term commencing on June 9, 2009 and ending 36 months after the first sale of an Autocar Truck by us to an end user (the “First Sale”).  After the initial term, the Autocar Agreement will automatically continue for successive one-year terms until it is terminated at the end of its term by either party giving the other party notice of termination at least 60 days prior to the end of the applicable term.  Under the Autocar Agreement, the Company agreed to purchase: a minimum of 50 Autocar Chassis during the first 12-month period after the First Sale (with at least 5 Autocar Chassis being purchased by December 9, 2009), a minimum of 75 Autocar Chassis during the second 12-month period after the First Sale, and a minimum of 112 Autocar Chassis during the third 12-month period after the First Sale.  The Company purchased 5 Autocar Chasis prior to December 9, 2009.  As of December 31, 2010, the First Sale under the Autocar Agreement had not been made.

Investor Relations Agreement

In May 2010, the Company entered into an agreement for financial public relations services pursuant to which the Company may issue three-year warrants to purchase an indeterminate number of shares of common stock of the Company at an exercise price of $1.00 per share based upon certain performance based benchmarks.  Through December 31, 2010, the Company had issued warrants valued at $31,628 to purchase 40,000 shares of its common stock pursuant to this agreement. This agreement was terminated by the Company on March 18, 2011, at which time the Company had issued warrants to purchase 50,000 shares of its common stock pursuant to this agreement.

Leases

The Company previously leased facilities located in Santa Ana, California under a lease that expired on May 31, 2009.  At expiration, the lease for the Santa Ana facility had a monthly payment of $3,206.  On July18, 2008, the Company entered into a three-year lease of a manufacturing facility located in Harbor City, California that expires on July 31, 2011.  As of December 31, 2010, the lease had a base monthly rent of $10,540.

The lease was amended on February 3, 2011, to increase the amount of space and extend the lease expiration date to July 31, 2012. Effective March 1, 2011, the base monthly rent under the lease increased from $10,540 to $14,353.

Rent expense for the years ended December 31, 2010 and 2009 was $129,260 and $138,509, respectively.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

Leases (continued)

The future minimum rental payments required under the non-cancelable operating leases described above as of December 31, 2010 and 2009 are as follows:

Years ending December 31:
2011	$126,490
2012	$164,610
2013	$100,471

Registration Rights Agreements

In connection with the private placement transactions consummated between between March 2009 and December 2010, the Company entered into certain registration rights agreements (collectively, the “Registration Rights Agreements”).  Under the Registration Rights Agreements, the Company is obligated to register for resale shares of common stock and certain shares of common stock underlying the convertible notes and warrants issued in the private placement transactions consummated between March 2009 and December 2010.  Under the terms of the Registration Rights Agreements, the Company will not be subject to liquidated damages for not complying with its obligations under the Registration Rights Agreements in a timely manner.

Distribution Agreement

The Company received a letter from alleging that the Distribution Agreement infringes on the rights a certain party has under certain agreements between that party and Winston Battery Limited (formerly known as Thunder Sky Battery Limited).  The Company believes that these allegations are without merit and intends to vigorously defend against any claims brought against the Company; however, the Company could incur substantial costs and diversion of management resources defending any such claims – even if the Company is ultimately successful in the defense of such matter.

NOTE 13 - SUBSEQUENT EVENTS

On January 25, 2011, the Company entered into an agreement with Winston Global Energy (“WGE”), a related entity, whereby WGE agreed to purchase 300 electric drive systems from the Company at an aggregate purchase price of $15.9 million (the “Purchase Order”).  Under the terms of the Purchase Order, the Company agreed to deliver the electric drive systems to WGE by July 25, 2012.

On February 3, 2011, the Company entered into an amendment to the Lease Agreement governing its facility in Harbor City, California.  Under the amendment to the Lease Agreement, the term of the lease was extended from July 31, 2011 to July 31, 2012 and the amount of space available under the lease was increased.  Effective March 1, 2011, the base monthly rent under the lease increased from $10,540 to $14,353.

On March 18, 2011, the Company terminated its agreement for financial public relations services under which the Company may have been obligated to issue three-year warrants to purchase an indeterminate number of shares of common stock of the Company at an exercise price of $1.00 per share based upon certain performance based benchmarks.  At termination, the Company had issued warrants to purchase 50,000 shares of its common stock pursuant to this agreement.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 13 - SUBSEQUENT EVENTS (continued)

In March 2011, the Company delivered 3 Nautilus XE20s yard tractors and battery chargers to T&K Logistics, Inc. (“T&K”). T&K is the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan. This equipment was delivered under the terms of a lease agreement that requires payments to the Company of $3,695 per vehicle over a period of thirty-six months.

As of April 12, 2011, the Company had a backlog of approximately $18,540,429.  The Company’s backlog consists primarily of a $15.9 million order from WGE, an affiliate of the Company’s Chairman of the Board, for 300 electric drive systems.  Our backlog also includes our agreement to deliver 6 additional Nautilus XE20 electric yard tractors and 4 additional Nautilus XE30 electric short haul tractors (and associated equipment) under its outstanding purchase order from the City of Los Angeles and its agreement to deliver 7 Nautilus XE20 electric yard tractors for use at Ford Motor Company’s assembly plant under a leasing arrangement with T&K Logistics.

On April 13 2011, the Company entered into an amendment to the Distribution Agreement with SOL to correctly reflect, among other things, the chain of distribution among the parties to the Distribution Agreement and the manufacturer of the Products.

Subsequent to December 31, 2011, $297,250 of our convertible notes were converted into 390,684 shares of our common stock in accordance with the original terms of the applicable note agreements.  In addition, 258,332 shares of our common stock were issued upon the exercise of outstanding warrant agreements resulting in cash proceeds of $132,666  to the Company.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2011.

BALQON CORPORATION

By:	/s/ Balwinder Samra
Balwinder Samra,
President and Chief Executive Officer (principal executive officer)

By:	/s/ Robert Miranda
Robert Miranda,
Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ BALWINDER SAMRA Balwinder Samra	President, Chief Executive Officer and Director (principal executive officer)	April 15, 2011

/s/ ROBERT MIRANDA Robert Miranda	Chief Financial Officer (principal financial officer and principal accounting officer)	April 15, 2011

/s/ HENRY VELASQUEZ Henry Velasquez	Director	April 15, 2011

_____________ Winston Chung	Chairman of the Board of Directors, Director	April 15, 2011

BALQON CORPORATION
EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description
3.4	Articles of Merger
10.36	Amendment No. 1 to Distribution Agreement, dated April 13, 2011, by and between Balqon Corporation and Seven One Limited
10.39	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 50,000 shares of common stock in consideration of investor relations services
10.40	Purchase Order, dated January 25, 2011, between Winston Global Energy and Balqon Corporation
10.41	First Amendment to Lease for 1420 240th Street, Harbor City, California 90710, between Allan D. and Gloria G. Singer, Trustees for the U.D.T. Trust dated June 6, 1984 and Balqon California dated February 3, 2011
10.42	Amendment No. 1 to the Registration Rights Agreement, dated April 13, 2011, by and between Balqon corporation and Seven One Limited
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002