Form 10-Q
period 2011-03-31
BALQON CORP.
filed 2011-05-16
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 (Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [  ]                                                                                               Accelerated Filer [  ]

Non-Accelerated Filer (do not check if Smaller Reporting Company) [  ]                                      Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of May 13, 2011, was 35,591,530.

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

i

BALQON CORPORATION

QUARTERLY REPORT
ON
FORM 10-Q

TABLE OF CONTENTS

		Page
PART I
FINANCIAL INFORMATION
ITEM 1.	Condensed Financial Statements	1
ITEM 2.	Management's discussion and Analysis of Financial Condition and Results of Operation	18
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	28
ITEM 4.	Controls and Procedures	28

PART II
OTHER INFORMATION
ITEM 1.	Legal Proceedings	30
ITEM 1A.	Risk Factors	30
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 3.	Defaults Upon Senior Securities	30
ITEM 4.	(Removed and Reserved)	30
ITEM 5.	Other Information	30
ITEM 6.	Exhibits	30

ii

PART I - FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

BALQON CORPORATION
CONDENSED BALANCE SHEETS
	March 31, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$1,974,379	$4,407,273
Accounts receivable	83,094	1,908
Costs and estimated earnings in excess of billings on uncompleted contracts	34,224	34,224
Inventories	1,662,649	1,008,270
Prepaid expenses	405,568	70,738
Total current assets	4,159,914	5,522,413

Property and equipment, net	97,730	82,473

Other assets:
Deposits	14,400	14,400
Distribution agreement with related entity, net	1,266,936	1,403,375
Trade secrets, net	31,165	46,744
Goodwill	166,500	166,500

Total assets	$5,736,645	$7,235,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,273,428	$1,446,674
Customer deposit	1,159,601	1,159,601
Advances from shareholder	5,018	5,018
Derivative liability	1,519,079	955,974
Current portion of convertible notes payable	916,500	—
Total current liabilities	4,873,626	3,567,267

Convertible notes payable, net of discount and current portion	455,421	1,157,431

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,591,530 and 34,942,514 shares issued and outstanding on March 31, 2011 and December 31, 2010, respectively	35,590	34,942
Additional paid in capital	18,244,426	17,815,158
Accumulated deficit	(17,872,418)	(15,338,893)
Total shareholders’ equity	407,598	2,511,207

Total liabilities and shareholders’ equity	$5,736,645	$7,235,905

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	Three Months Ended March 31,
	2011	2010

REVENUES	115,786	38,067

COSTS OF REVENUES	48,874	37,592

GROSS PROFIT	66,912	475

OPERATING EXPENSES

General and administrative	1,118,567	745,380

Research and development	150,111	65,543

Depreciation and amortization	166,268	33,139

Total operating expenses	1,434,946	844,062

LOSS FROM OPERATIONS	(1,368,034)	(843,587)

Change in fair value of derivative liabilities	(563,105)	—

Interest expense	(602,386)	(156,759)

NET LOSS	$(2,533,525)	$(1,000,346)

Net loss per share – basic and diluted	$(0.07)	$(0.04)

Weighted average shares outstanding, basic and diluted	35,357,614	25,647,237

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 (Unaudited)

	Common Stock, $0.001 Par Value
	Number	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balances, December 31, 2010	34,942,514	$34,942	$17,815,158	$(15,338,893)	$2,511,207

Common shares issued upon conversion of notes payable	390,684	390	296,860		297,250

Common shares issued for cash upon exercise of warrants	258,332	258	132,408		132,666

Net loss				(2,533,525)	(2,533,525)

Balances, March 31, 2011	35,591,530	$35,590	$18,244,426	$(17,872,418)	$407,598

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:

Net loss	$(2,533,525)	$(1,000,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	166,268	33,139
Fair value of common stock issued for services	—	208,000
Fair value of warrants granted for services	—	14,000
Change in fair value of derivative liability	563,105	—
Amortization of note discount	511,739	112,219
Changes in operating assets and liabilities:
Accounts receivable	(81,186)	164,077
Costs and estimated earnings in excess of billings	—	(34,224)
Inventories	(654,379)	(236,840)
Prepaid expenses	(334,830)	16,636
Accounts payable and accrued expenses	(173,247)	(52,034)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(650)
Net cash used in operating activities	(2,536,055)	(776,023)

Cash flows from investing activities:
Acquisition of furniture, equipment and software	(29,505)	(2,178)
Net cash used in investing activities	(29,505)	(2,178)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of warrants	132,666	—
Net proceeds (repayment) from bank loan	—	(128,150)
Payment of notes payable, related parties	—	15,000
Proceeds from issuance of convertible notes	—	1,300,000
Net cash provided by financing activities	132,666	1,186,850

Increase (decrease) in cash and cash equivalents	(2,432,894)	408,649
Cash and cash equivalents, beginning of period	4,407,273	118,635
Cash and cash equivalents, end of period	$1,974,379	$527,284

Supplemental cash flow information:
Interest paid	$167,106	$25,205
Income taxes paid	$—	$—

Supplemental non cash financing and investing activities:
Conversion of notes payable to common stock	$297,250	$—
Fair value of beneficial conversion feature and warrants issued with unsecured convertible notes	$—	$1,300,000

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Balqon Corporation, a California corporation, was incorporated on April 21, 2005 and commenced business operations in 2006.  On October 24, 2008, Balqon California completed a merger with BMR Solutions, Inc., a Nevada corporation (“BMR”), with BMR being the survivor of the merger.  Upon the closing, BMR changed its name to Balqon Corporation (the “Company”).  The Company develops and manufactures complete drive systems and battery systems for electric vehicles, industrial equipment and renewable energy storage devices.  The Company also designs and assembles electric powered yard tractors, short haul drayage tractors and inner city Class 7 and 8 delivery trucks utilizing its proprietary drive system technologies.

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2010 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2010 and 2009 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011. These financial statements should be read in conjunction with that report.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Material estimates relate to the recognition of contract revenues and estimated costs to complete, recoverability of reported amounts of long-lived assets, and assumptions made in valuing derivative instruments and equity instruments issued for compensation.  Actual results may differ from those estimates.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

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

Inventories

Inventories consist mainly of raw materials and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.   Recorded inventories at March 31, 2011 do not include approximately $2.6 million of batteries and other items held on consignment from Seven One Battery Company.

Goodwill and Intangible Assets

Management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified.  If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices.  The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset using a discounted cash flow income approach as described above.  If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Based upon management’s assessment, there were no indicators of impairment of the Company’s goodwill or intangible assets at March 31, 2011 or December 31, 2010.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period.  Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive.  Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  As of March 31, 2011, common stock equivalents were comprised of options exercisable into 2,833,390 shares of the Company’s common stock, warrants exercisable into 15,680,815 shares of the Company’s common stock and notes payable convertible into 3,900,758 shares of the Company’s common stock.  For the three month periods ended March 31, 2011 and 2010, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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

Authoritative guidance provided by the FASB defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs, other than the quoted prices in active markets, that is observable either directly or indirectly.

Level 3	Unobservable inputs based on the Company’s assumptions.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2011.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$—	$—	$1,519,079	$1,519,079

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

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

For the three months ended March 31, 2011, 42% of total revenues were from one customer.  For the three months ended March 31, 2010, 92% of total revenues were from one customer. At March 31, 2011, 58% of accounts receivable were from one customer while 39% of accounts receivable were from another customer.

For the three months ended March 31, 2011, 90% of costs of revenue were to one vendor.  For the three months ended March 31, 2010, 93% of costs of revenue were to one vendor.

At March 31, 2011, accounts payable to the largest vendor represented 12% of accounts payable. Accounts payable to other two largest vendors represented 10% and 9%, respectively, of accounts payable at March 31, 2011.  At December 31, 2010, accounts payable to the largest vendor represented 42% of accounts payable balances.  Accounts payable to other two largest vendors represented 32% and 8%, respectively, of total accounts payable as of December 31, 2010.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2011 (Unaudited)	December 31, 2010
Computer equipment and software	$120,776	$103,675
Office furniture	35,300	28,484
Equipment	35,940	30,352
Leasehold improvements	21,711	21,711
Total property and equipment, cost	213,727	184,221
Less: accumulated depreciation and amortization	(115,997)	(101,748)
Property and equipment, net	$97,730	$82,473

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2011 and 2010 was $14,250 and $17,559, respectively.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

NOTE 3 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

On December 14, 2010, the Company entered into a three year distribution agreement (as amended to date, the “Distribution Agreement”) with Seven One Limited (“SOL”).  Under the Distribution Agreement, SOL has granted the Company the right to distribute lithium iron phosphate batteries and high voltage charging systems manufacture by Seven One Battery Company (the “Products”) on an exclusive basis in the United States.  Seven One Battery Company has granted SOL an exclusive right to distribute the Products in the United States.  The Company’s Chairman of the Board, Winston Chung, is the chief executive officer of SOL.  As consideration for the Distribution Agreement, the Company issued to SOL 1,375,000 shares of its common stock and a five year warrant to acquire 1,500,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The Company determined that the fair value of the Distribution Agreement was $1,403,375.

The Distribution Agreement is being amortized on a straight line basis over the three year term of the agreement.

	March 31, 2011 (Unaudited)	December 31, 2010
Value of Distribution Agreement	$1,403,375	$1,403,375
Less: accumulated amortization	(136,439)	—
Distribution Agreement, net	$1,266,936	$1,403,375

NOTE 4 – LOAN PAYABLE – BRIDGE BANK

On February 25, 2009, the Company executed a Business Financing Agreement, dated February 18, 2009, with Bridge Bank, National Association (the “Lender”) (the “Initial Agreement”).  The Initial Agreement has been amended by Business Financing Modification Agreements dated effective February 26, 2009 and August 4, 2009, respectively (the “Modification Agreements,” and together with the Initial Agreement the “Credit Agreement”).  The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000 (the “Credit Facility”).  At March 31, 2011, there was no balance outstanding and $66,475 was available under the terms of the Credit Facility.  At December 31, 2010, no amounts were outstanding and $1,526 was available under the terms of the Credit Facility.

The Credit Facility is formula-based and generally provides that the outstanding borrowings may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  The Credit Facility is secured by a continuing first priority security interest in all the Company’s personal property (subject to customary exceptions).  Interest on the Credit Facility is payable monthly, at the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum (6% at March 31, 2011).  The Credit Agreement may be terminated at any time by either party to the Credit Agreement.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

NOTE 5 –CONVERTIBLE PROMISSORY NOTES

Convertible notes payable consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011 (Unaudited)	December 31, 2010
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012 (1)	$916,500	$985,000

Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (2)	1,330,000	1,483,750

Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (3)	775,000	850,000
Convertible notes payable	3,021,500	3,318,750
Less: note discount	(1,649,579)	(2,161,319)
Convertible notes payable, net of note discount	$1,371,921	$1,157,431
Less: current portion of subordinated unsecured notes	(916,500)	—
Convertible notes payable, net of note discount and current portion	$455,421	$1,157,431

(1)             Between March 25, 2009 and June 19, 2009, the Company entered into agreements with 34 accredited investors for the sale by the Company of an aggregate of $1,000,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  The notes are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes).  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the three months ended March 31, 2011, $68,500 in principal amount of these notes was converted to 68,500 shares of the company’s common stock.  As of March 31, 2011, $916,500 in principal was outstanding under these notes.

The Company determined that the relative fair value of the warrants upon issuance was $639,061.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the fair value of the beneficial conversion feature was approximately $360,939. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 54.39%, a risk free interest rate of 1.15%, and no expected dividend yield. The relative value of the warrants of $639,061 and the beneficial conversion feature of $360,939 was recorded by the Company as a loan discount of $1,000,000, which the Company is amortizing to interest expense over the life of the notes.  As of March 31, 2011, the unamortized balance of the note discount was $322,101.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

NOTE 5 –CONVERTIBLE PROMISSORY NOTES (continued)

(2)             Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,999,993 shares of the Company’s common stock at an exercise price of $0.50 per share.  In connection with the offering, the Company issued three year warrants to purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.  The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the three months ended March 31, 2011, $153,750 of the principal of the notes was converted into 204,998 shares of the Company’s common stock.  As of March 31, 2011, $1,330,000 in principal was outstanding under these notes.

The Company determined that the relative fair value of the warrants upon issuance was $731,710.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the fair value of the beneficial conversion feature was approximately $768,290. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield.  The relative value of the warrants of $731,710 and the beneficial conversion feature of $768,290 was recorded by the Company as a loan discount of $1,500,000, which the Company is amortizing to interest expense over the life of the notes.  As of March 31, 2011, the unamortized balance of the note discount was $769,909.

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

During the three months ended March 31, 2011, $75,000 of the principal of the notes was converted into 117,186 shares of the Company’s common stock.  As of March 31, 2011, $775,000 in principal was outstanding under these notes.  Under the adjustment provisions of the senior secured convertible debentures and warrants, the conversion price of the senior secured convertible debentures and the exercise price of the warrants were reduced to $0.64 in connection with a private placement of our common stock and warrants in December 2010.

The Debentures are due on September 30, 2012, or at the Company’s sole discretion, on March 31, 2013 (the “Maturity Date”) or such date as this Debenture is required or permitted to be repaid as provided in the agreement.  The Debentures are secured under the terms of a security agreement granting the holders of the Debentures a security interest in all of the Company’s personal property.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES (continued)

Each of the agreements governing the Debentures and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Debentures and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events.  As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

The Company determined the aggregate fair value of the warrants issued to investors and its placement agent to be $511,399 and the initial fair value of the embedded beneficial conversion feature of the Debentures to be $504,440 (an aggregate amount of $1,015,839).  These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model.  In accordance with current accounting guidelines, the excess of $165,839 of derivative liability created over the face amount of the note was considered to be a cost of the private placement.  In addition, the Company also incurred another $193,500 of closing costs (consisting of $93,500 of placement agent fees and $100,000 of legal fees directly related to the offering).  As such, the Company recorded an $850,000 valuation discount upon issuance, and in 2010, recognized  private placement costs of $358,339 for financial reporting purposes.  The aggregate fair value of the derivative liabilities as of March 31, 2011 was $1,519,079 (see Note 6).

As of March 31, 2011, the Company has amortized $217,590 of the valuation discount, and the remaining unamortized valuation discount of $557,410 as of March 31, 2011 has been offset against the face amount of the notes for financial statement purposes.

As of March 31, 2011, the total discount of $1,649,579 is offset against the balance of the convertible notes for financial statement presentation. During the quarterly period ended March 31, 2011, amortization of loan discount was $511,739.

NOTE 6 – DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s Debentures (described in Note 5), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the Debentures from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Debentures was separated from the host contract (i.e., the Debentures) and recognized as a derivative instrument.  Both the conversion feature of the Debentures and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

NOTE 6 - DERIVATIVE LIABILITY (continued)

The derivative liabilities were valued using Monte Carlo valuation techniques with the following assumptions:
	March 31, 2011	December 31, 2010
Conversion feature:
Risk-free interest rate	.55%	1.75%
Expected volatility	90.00%	90%
Expected life (in years)	1.5 years	1.75 years
Expected dividend yield	0	0
Warrants: Risk-free interest rate	2.00%	1.76%
Expected volatility	100.00%	95%
Expected life (in years)	4.5 years	4.75 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	751,992	464,844
Warrants	767,087	491,130
	$1,519,079	$955,974

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

As of March 31, 2011, the aggregate derivative liability of the conversion feature and the warrants was $1,519,079.  For the quarterly period ended March 31, 2011, the Company recorded a change in fair value of the derivative liabilities of $563,105.

NOTE 7 – INCOME TAXES

At March 31, 2011, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $15,500,000 for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will be able to realize the tax benefit of the carryforwards.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

NOTE 7 – INCOME TAXES (continued)

Significant components of the Company’s deferred income tax assets are as follows:

	March 31, 2011 (Unaudited)	December 31, 2010
Deferred income tax asset:
Net operating loss carryforward	$6,176,000	$5,562,000
Valuation allowance	(6,176,000)	(5,562,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	March 31, 2011 (Unaudited)	December 31, 2010
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(5.8)%	(5.8)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

The Company adopted authoritative guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of March 31, 2011 and December 31, 2010, the Company does not have a liability for unrecognized tax benefits.

NOTE 8 – SHAREHOLDERS’ EQUITY

Shares Issued Upon Conversion of Convertible Notes

During the three months ended March 31, 2011, $297,250 of convertible promissory notes were converted into 390,684 shares of the Company’s common stock.

Shares Issued Upon Exercise of Warrants

During the three months ended March 31, 2011, the Company issued 258,332 shares of its common stock upon the exercise of outstanding warrants resulting in cash proceeds of $132,666 to the Company.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock Options

At March 31, 2011, options shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2011	3,041,728	$2.25
Granted	—	—
Exercised	—	—
Expired	(208,338)	$2.25
Balance at March 31, 2011	2,833,390	$2.25

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$2.00	1,416,695	$2.00	0.25	1,416,695	$2.00
$2.50	1,416,695	$2.50	1.27	1,416,695	$2.50
	2,833,390			2,833,390

There was no aggregate intrinsic value of the 2,833,390 options outstanding and exercisable as of March 31, 2011 based on the trading price as of the period then ended.  At March 31, 2011, all options were vested and there were no unvested options outstanding.

Warrants

At March 31, 2011, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2011	15,929,147	$0.96
Granted	10,000	$1.00
Exercised	(258,332)	$0.51
Expired	—	—
Balance at March 31, 2011	15,680,815	$0.93

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

On March 18, 2011, the Company terminated its agreement with a third-party under which the third-party provided financial public relations services for the Company.  Under that agreement, the Company may have been obligated to issue three-year warrants to purchase an indeterminate number of shares of the Company’s common stock at an exercise price of $1.00 per share based upon certain performance based benchmarks.  During the three months ended March 31, 2011, the Company issued warrants to acquire 10,000 shares of its common stock pursuant to this agreement.  At termination, the Company had issued warrants to purchase an aggregate of 50,000 shares of its common stock pursuant to this agreement.

During the three months ended March 31, 2011, the Company issued 258,332 shares of its common stock upon the exercise of outstanding warrants resulting in cash proceeds of $132,666 to the Company.

The following table summarizes information about stock warrants outstanding and exercisable as of March 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.50	1,782,660	$0.50	1.4	1,782,660	$0.50
$0.64	8,705,500	$0.64	4.8	8,705,500	$0.64
$1.00	50,000	$1.00	2.6	50,000	$1.00
$1.50	4,595,000	$1.50	1.0	4,595,000	$1.50
$2.00	243,060	$2.00	0.3	243,060	$2.00
$2.50	304,595	$2.50	0.9	304,595	$2.50
	15,680,815			15,680,815

As of March 31, 2011, the aggregate intrinsic value of the warrants outstanding and exercisable was $4,868,363.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

City of Los Angeles Agreement

On June 26, 2008, the Company entered into an agreement with the City of Los Angeles to manufacture and deliver 20 electric yard tractors, 5 short-haul electric tractors, and associated equipment including chargers, batteries and controllers for a total of $5,383,750.  As of March 31, 2011, the Company had delivered 14 electric yard tractors and one short-haul electric tractor to the City of Los Angeles. The Company expects to deliver the remaining 6 electric yard tractors, 4 short-haul electric tractors and associated equipment to the City of Los Angeles by December 31, 2011. Included in the Company’s backlog at March 31, 2011, is $1,979,725 attributable to the 10 electric vehicles and associated parts the Company is required to deliver under its agreement with the City of Los Angeles.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

City of Los Angeles Agreement (continued)

Under its agreement with the City of Los Angeles, the Company agreed to move its research and production facilities to the City of Los Angeles and also agreed to pay the City of Los Angeles a royalty fee of $1,000 per electric vehicle it sells to a purchaser other than the City of Los Angeles or the South Coast Air Quality Management District.

During 2009, under the terms of the Company’s agreement with the City of Los Angeles, the Company requested and was issued an advance payment in the amount of $1,159,601.  This advance payment was recorded as a customer deposit.  This customer deposit will be applied against the Company’s final invoices under its purchase order for 25 electric vehicles.

Electric Drive System Purchase Order

On January 25, 2011, the Company entered into an agreement with Winston Global Energy (“WGE”), a related entity, whereby WGE agreed to purchase 300 electric drive systems from the Company at an aggregate purchase price of $15.9 million (the “Purchase Order”).  Under the terms of the Purchase Order, the Company agreed to deliver the electric drive systems to WGE by July 25, 2012.  During the quarter ended March 31, 2011, a significant portion of the Company’s production efforts were focused on designing an electric drive system configuration that can be integrated into 14 to 30 passenger mini-buses in connection with the Purchase Order.  As of May 13, 2011, the Company has delivered an electric drive system under the Purchase Order and is working with WGE to ensure that it can be integrated into the mini-bus chassis specified by WGE.

Distribution Agreement

The Company received a letter alleging that the Distribution Agreement (see Note 3) infringes on the rights a certain party has under certain agreements between that party and Winston Battery Limited (formerly known as Thunder Sky Battery Limited).  The Company believes that these allegations are without merit and intends to vigorously defend against any claims brought against the Company; however, the Company could incur substantial costs and diversion of management resources defending any such claims – even if the Company is ultimately successful in the defense of such matter.

NOTE 11 - SUBSEQUENT EVENTS

On April 13, 2011, the Company entered into an amendment to the Distribution Agreement with SOL to correctly reflect, among other things, the chain of distribution among the parties to the Distribution Agreement and the manufacturer of the Products.

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

Business Overview

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

We sell our electric drive systems and lithium battery modules to global original equipment manufacturers, or OEMs, of trucks, buses and industrial equipment that are engaged in the development of electric or hybrid vehicle platforms to address local market needs.  Our sales strategy is to partner with OEMs to develop product solutions for specific market needs utilizing our complete propulsion and energy systems.  We believe that this strategy will result in a reduction of the time and costs associated with product development and integration and will also reduce time to market cycles for our OEM partners’ new product platforms.

We have integrated one of our heavy-duty electric drive systems into a 45 foot, 25 ton Class A recreational vehicle manufactured by MVP RV, demonstrating the viability of our technology in the recreational vehicle market.  This completed vehicle operates at speeds of 65 mph and has a demonstrated range of 250 miles on a single charge.  Currently, the vehicle is undergoing road testing conducted by MVP RV, a potential international customer.

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

As of the date of this report, our electric vehicle product portfolio features three products in our Nautilus product line, the Nautilus XE20, a heavy-duty electric yard tractor, the Nautilus XE30, a heavy-duty electric short-haul tractor, and the Nautilus XR E20, a longer-range version of the Nautilus XE 20.  We also offer a heavy-duty Class 7 and Class 8 electric truck, the Mule M150, which is designed as a zero emissions solution to transport loads of up to 7 tons in short-haul on-highway applications.

Under an agreement with the City of Los Angeles, or City of Los Angeles Agreement, we agreed to sell 20 Nautilus E20 heavy-duty electric yard tractors (the predecessor to our Nautilus XE20) and five Nautilus E30 short-haul tractors (the predecessor to our Nautilus XE30) to the City of Los Angeles for use at the Port of Los Angeles.  As of May 13, 2011, we have delivered 14 Nautilus E20s (including four Nautilus XE20s) and one Nautilus XE30, to the Port of Los Angeles under the terms of the City of Los Angeles Agreement.

Recent Developments

In November 2010, T&K Logistics, Inc., the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan, agreed to lease ten of our Nautilus XE20s yard tractors for use at Ford Motor Company’s assembly plant in Wayne, Michigan, for a period of 36 months, or Ford Lease. As of May 13, 2011, we have delivered three of our Nautilus XE20s and intend to deliver the remaining seven units by June 30, 2011.  The three Nautilus XE20s we delivered featured battery modules with double the battery energy and, therefore, double the range of previous yard tractors we have produced.

In December 2010, we entered into a three year distribution agreement, or Distribution Agreement, with Seven One Limited under which we were appointed as the exclusive authorized distributor in the United States for the promotion, marketing and sale of lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company.

In January 2011, we entered into an agreement, or WGE Order, with Winston Global Energy, or WGE, an affiliate of our Chairman of the Board headquartered in Shenzhen China, under which WGE agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.  The electric drive systems are to be integrated into 14 to 30 passenger mini-buses and must be delivered by no later than July 25, 2012.

During the year ended December 31, 2010, we delivered electric drive systems and lithium battery modules to Ashok Leyland Ltd., a large manufacturer of trucks and buses based in India, to be installed into intercity hybrid buses to be used for demonstration purposes.  The intercity hybrid buses incorporating our electric drive systems and lithium battery modules underwent field tests for eight months.  As a result of the successful demonstration and testing of these intercity hybrid buses, in April 2011, we entered into a Joint Development Agreement with Ashok Leyland under which we will work with Ashok Leyland to jointly develop and test four electric vehicles (comprised of buses and trucks) using Ashok Leyland’s glider chassis and our electric drive systems and lithium battery modules.

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

Stock-Based Compensation

We periodically issue stock instruments, including shares of our common stock, stock options, and warrants to purchase shares of our common stock to employees and non-employees in non-capital raising transactions for services and for financing costs.  We account for stock option awards issued and vesting to employees in accordance with authorization guidance of the Financial Accounting Standards Board, or FASB, where the value of stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options to purchase shares of our common stock vest and expire according to the terms established at the grant date.

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

Impairment of Long-Lived Assets

The FASB, has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there were no indicators of impairment of our long lived assets at March 31, 2011 or December 31, 2010.

Financial Condition and Results of Operations

Our total revenues increased by $77,719, or 204%, to $115,786 for the first quarter of 2011 as compared to $38,067 for first quarter of 2010.  However, we reported a net loss of $2,533,525 for the first quarter of 2011 as compared to a net loss of $1,000,346 for the first quarter of 2010.  The lack of sales during the first quarter of March 31, 2010 was a direct result of a lack in working capital during that period.  The decline in our financial performance during the first quarter of 2011 is a result of increased operating and interest expenses, and the change in fair value of derivative instruments, without a commensurate increase in revenues.

The capital constraints that we experienced during 2010 were significantly alleviated when, in December 2010, we raised $5,000,000 in connection with a private placement of common stock and warrants.  Using the capital we raised in December 2010, we ramped up our production processes during the first quarter of 2011.

Our lack of significant revenues during the first quarter of 2011, is a direct result of the length and complexity of our product development process.  Typically, we experience a significant time lag between receiving an order for our electric drive systems and recognizing revenue in connection with the order due to the development time required to integrate our technologies into new vehicle platforms specified by our customers.  For example, while our electric drive systems and battery modules can be integrated into a multitude of product platforms, often times a substantial amount of time is needed to make design modifications to our product to ensure its integration into each new vehicle platform.  In most cases new designs require sourcing of raw materials contributing further to the already lengthy production time.  In the case of a new customer or a new product platform, it is customary in our business to complete and deliver a single unit prior to producing the entire order.  Once the initial product is delivered, installed and accepted by our customer, we begin production on the remaining order based on production delivery dates agreed upon with our customer.

In January 2011, we received the WGE Order under which WGE, an affiliate of our Chairman of the Board, agreed to purchase 300 of our electric drive systems for an aggregate purchase price of approximately $15.9 million.  During the first quarter of 2011 and through the date of this report, a significant portion of our production efforts have been focused on designing an electric drive system configuration that can be integrated into 14 to 30 passenger mini-buses in connection with the WGE Order and production of Nautilus XE20s in connection with the Ford Order. As of May 13, 2011, we have delivered an electric drive system under the WGE order and are working with WGE to ensure that  it can be integrated into the mini-bus chassis specified by WGE.  We expect to begin generating revenues under the WGE Order during the latter part of the third quarter of 2011 and into the fourth quarter of 2011.  During the first quarter of 2011, we also shipped three Nautilus XE20s for installation under the Ford Order.  As of May 13, 2011, the three Nautilus XE20s we shipped have been installed with our drive systems and charging systems to meet customer specifications and we expect to begin generating lease revenues under the Ford Order during the latter part of the second quarter of 2011.

During the first quarter of 2011, while most of our production efforts were focused on the WGE Order and the Ford Order, 42% of our revenues were derived from engineering services revenue from a single customer, Alliant Techsystems, Inc., in connection with a joint development project to determine the feasibility of the use of hydrogen fuel cells in our Nautilus XE20 yard tractors.  During the first phase of the project, we provided design concepts to Alliant Techsystems, Inc. to demonstrate the feasibility of utilizing hydrogen fuel cells in a plug-in hybrid Nautilus XE20 as an on-board charger for lithium batteries.  As of the date of this report, our design proposal has been accepted by Alliant Techsytems, Inc. and we are awaiting approval of the second phase of the project during which, if approved, we will provide a completed prototype vehicle Nautilus XE20 that features an integrated hydrogen fuel cell charging system designed by a third party.  We do not anticipate that a significant portion of our future revenues will be derived from engineering services, but rather will be derived from the sale of our products as we begin to generate revenues as a result of the ramp up in our production efforts and continue to focus on obtaining new orders for our products.

As of March 31, 2011, we had a working capital deficiency of $713,712, an accumulated deficit of $17,872,418 and reported a net loss for the first quarter of 2011 of $2,533,525.  Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which are expected to help provide us with the liquidity necessary to meet operating expenses.  Over the longer-term, we plan to achieve profitability through the sale of our drive systems, electric vehicles and other products.

Although $15.9 million of our current backlog of approximately $18.5 million is attributable to our outstanding purchase order for 300 of our electric drive systems from WGE, an affiliate of our Chairman of the Board, we believe that our customer base will expand during the remainder of 2011.  In 2011, we expect our sales to grow in emerging markets such as India and China.  We are optimistic that the demonstration of electric buses utilizing our technologies for Ashok Leyland in Asia during 2010 will result in additional sales in the region.  In addition, we believe that the integration of our drive systems into light and medium duty on-road commercial vehicles will result in increased sales in the United States in 2011.  Our OEM partners in domestic and international markets have experienced increased sales activity for their products, which we expect will result in increased sales for our electric drive systems and battery systems.

We anticipate that a majority of future sales of our electric vehicles will be made directly to domestic and international OEMs.  In 2010, we demonstrated the performance of our Nautilus XE20 to a large automotive company, a marine terminal and several warehouses and we are optimistic that these demonstrations will result in an increase in our domestic sales.

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010

The tables presented below, which compare our results of operations for the first quarter of 2011 and 2010, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

	Three Months Ended March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended March 31,
	2011 (Unaudited)	2010 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2011	2010
Net revenues	$115,786	$38,067	$77,719	204.2%	100%	100%
Cost of revenues	48,874	37,592	(11,282)	(30.0)%	42%	99%
Gross profit	66,912	475	66,437	13,986.7%	58%	1%
General & administrative expenses	1,118,567	745,380	(373,187)	(50.1)%	966%	1958%
Research & development	150,111	65,543	(84,568)	(129.0)%	130%	172%
Depreciation & amortization	166,268	33,139	(133,129)	(401.7)%	144%	87%
Loss on change in derivative liability	563,105	—	(563,105)	100%	486%	0%
Interest expense	602,386	156,759	(445,627)	(284.3)%	520%	412%
Net loss	$(2,533,525)	$(1,000,346)	$(1,533,179)	(153.3)%	(2,188)%	(2,628)%

Net Revenues.  The $77,719 increase in revenues is a result of $64,143 more in sales of battery systems and parts during the first quarter of 2011 than during first quarter of 2010. During the first quarter of 2011, we also generated $48,450 in revenues from engineering services provided as compared to $34,874 in contract revenues earned during the first quarter of 2010.  This net increase of $13,576 in services revenues accounts for the additional increase in revenues during the first quarter of 2011 as compared to the first quarter of 2010.

Gross Profit.  During the first quarter of 2011, we earned a gross profit margin, as a percentage of net revenues, of 58% largely due to the $48,450 of engineering services revenues that were delivered at a minimal direct cost.  The gross profit margin of 27% of net revenues associated with product sales during the first quarter of 2011, is attributable to higher margins on the sales of battery systems and parts.  The total gross profit margin of 3% of net revenues realized during the first quarter of 2010, is comprised of a 15% gross profit on the sale of vehicles and parts, offset by a zero gross margin on the $34,874 of revenues received in connection with a grant we received from the Port of Los Angeles.  We anticipate that our gross profit margin will be approximately 18% of net revenues for 2011 based on current cost data for the products in our backlog that we anticipate will be shipping during the remainder of 2011.

General and Administrative Expenses.  The $373,187 increase in general and administrative expenses is comprised of a $222,770 increase in marketing and business development expenses, a $195,259 increase in unapplied factory overhead, offset by a $44,842 net decrease in other general and administrative expenses.

Research and development Expenses. The $84,568 increase in research and development expenses is comprised of a $57,018 increase in salaries and wages and a $27,550 net increase in other research and development expenses.

Depreciation and amortization. The $133,129 increase in depreciation and amortization is attributable to the amount of $136,439 of amortization of the Distribution Agreement, less a $3,310 net decrease in other depreciation and amortization.

Change in Fair Value of Derivative Liability. The $563,105 change in the fair value of the derivative liability during the first quarter of 2011, relates to the value of the derivatives associated with the senior secured convertible debenture offering that was in process between July and December, 2010.

Interest expense. Interest expense during the first quarter of 2011, increased by $445,627, due to interest costs related to our 10% unsecured subordinated convertible promissory notes and our 10% senior secured convertible promissory notes. The additional interest on these notes during the first quarter of 2011, as compared to the first quarter of 2010, was $46,107. The $399,520 of additional interest cost during the first quarter of 2011 as compared to the first quarter of 2010 is the result of the amortization of the beneficial conversion feature on our convertible notes and warrants.

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

Liquidity and Capital Resources

During the first quarter of 2011, we funded our operations from cash provided from operations, the issuance of common stock in connection with the exercise of outstanding warrants and the remaining proceeds from the issuance and sale of our secured and unsecured debt and equity securities during 2010.  As of March 31, 2011, we had a working capital deficiency of $713,712 as compared to working capital of $1,955,146 at December 31, 2010.  At March 31, 2011 and December 31, 2010 we had an accumulated deficit of $17,872,418 and $15,338,893, respectively, and cash and cash equivalents of $1,974,379 and $4,407,273, respectively.

Our available capital resources at March 31, 2011 consisted primarily of approximately $1,974,379 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities for the first quarter of 2011 was $2,536,055 as compared to $776,023 of cash used in operating activities for first quarter of 2010.  During the first quarter of 2011, cash used in operating activities included a net loss of $2,533,525, depreciation and amortization of $166,268, amortization of note discount of $511,739, an increase in the fair value of derivative liabilities of $563,105, and net cash used by operating assets and liabilities of $1,243,642.  Material changes in asset and liabilities at March 31, 2011 as compared to December 31, 2010 that affected these results include:

•	an increase in accounts receivable of $81,186;
•	an increase in inventory of $654,379;
•	an increase in prepaid expenses of $334,830; and
•	a decrease in accounts payable of $173,247.

Cash used in investing activities totaled $29,505 for the first quarter of 2011 as compared to $2,178 of cash used in investing activities for the first quarter of 2010.

Cash provided by financing activities totaled $132,666 for the first quarter of 2011 as compared to $1,186,850 for first quarter of 2010.

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

During the first quarter of 2011, we raised $132,666 in connection with the issuance of 258,332 shares of our common stock upon the exercise of warrants.

We are obligated under registration rights agreements related to the above described private placements to file a registration statement with the SEC, registering for resale shares of common stock and certain shares of common stock underlying the convertible notes and warrants issued in the private placement transactions consummated between March 2009 and December 2010.

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association, or the Bridge Bank Agreement.  The Bridge Bank Agreement, as amended to date,  provides us with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000.

The credit facility is formula-based and generally provides that the outstanding borrowings under the credit facility may not exceed an aggregate of 80% of eligible accounts receivable.  We must immediately pay any advance made under the credit facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance and (ii) the date on which the advance was made.  Interest on the credit facility is payable monthly.  As of March 31, 2011, there were no outstanding borrowings under the credit facility, eligible accounts receivable was $83,094 and availability under the credit facility was $66,475.

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

Our plan of operations for the next 12 months includes (i) completing and delivering the remaining 10 heavy-duty electric vehicles under the City of Los Angeles Agreement, together with associated equipment including batteries and chargers, (ii) completing and delivering a substantial portion of the 300 electric drive systems ordered by WGE (iii) completing and delivering the remaining seven Nautilus XE20 yard tractors to T&K Logistics, Inc. for use at Ford Motor Company’s assembly plant in Wayne, Michigan, and (v) obtaining additional orders for our products. Although we expect that the anticipated gross margin from the completion and delivery of these products will provide us with additional liquidity and capital resources, we believe that we will need additional liquidity and capital resources to complete all of our existing and anticipated future product backlog.  We have been, and currently are, working toward identifying and obtaining new sources of liquidity. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.  Our senior secured convertible debentures issued between July and December 2010 contain covenants that include restrictions on our ability to pay dividends on our common stock.

In addition, during 2011, we expect to incur approximately $400,000 in research and development expenses. We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment.

We presently have 31 employees and expect to hire additional personnel to meet production demands of increased product sales. Our present staff is sufficient to meet our current operational plan and we expect to hire additional personnel as we ramp up our production efforts during the remainder of 2011.

Backlog

As of May 13, 2011, we had a backlog of  $18,540,429.  Our backlog consists primarily of a $15.9 million order from WGE, an affiliate of our Chairman of the Board, for 300 electric drive systems.  Our backlog also includes our agreement to deliver 6 additional Nautilus XE20 electric yard tractors and 4 additional Nautilus XE30 electric short haul tractors (and associated equipment) under our outstanding purchase order from the City of Los Angeles and our agreement to deliver 7 Nautilus XE20 electric yard tractors for use at Ford Motor Company’s assembly plant under a leasing arrangement with T&K Logistics.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

We do not believe that the adoption recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2011 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not party to any legal proceedings.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on April 15, 2011, which could materially affect our business, financial condition and results of operations.  The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on April 15, 2011, are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved).

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description
10.1	Purchase Order, dated January 25, 2011, between Winston Global Energy and Balqon Corporation. (1)
10.2
First Amendment to Lease for 1420 240th Street, Harbor City, California 90710, between Allan D. and Gloria G. Singer, Trustees for the U.D.T. Trust dated June 6, 1984 and Balqon Corporation dated February 3, 2011 (1)

10.3	Amendment No. 1 to Registration Rights Agreement, dated April 13, 2011, between Balqon Corporation and Seven One Limited (1)
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
_________________________
(*)	Filed herewith.
(1)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of May, 2011.

BALQON CORPORATION

By:	/s/ Balwinder Samra
Balwinder Samra,
President and Chief Executive Officer (principal executive officer)

BALQON CORPORATION
EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.