Form 10-Q
period 2011-06-30
BALQON CORP.
filed 2011-07-29
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of July 25, 2011, was 35,591,530.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industries; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industries and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Item 1A of Part II of this report.  These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

i

BALQON CORPORATION

QUARTERLY REPORT
ON
FORM 10-Q

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$353,076	$4,407,273
Accounts receivable	500,954	1,908
Costs and estimated earnings in excess of billings on uncompleted contracts	34,224	34,224
Inventories	1,870,668	1,008,270
Prepaid expenses	397,837	70,738
Total current assets	3,156,759	5,522,413

Property and equipment, net	83,385	82,473

Other assets:
Deposits	14,400	14,400
Distribution agreement with related entity, net	1,149,988	1,403,375
Trade secrets, net	15,586	46,744
Goodwill	166,500	166,500
Total assets	$4,586,618	$7,235,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,415,836	$1,446,674
Customer deposit	1,159,601	1,159,601
Advances from shareholder	5,018	5,018
Derivative liability	1,054,232	955,974
Current portion of convertible notes payable	916,500	—
Total current liabilities	4,551,187	3,567,267
Convertible notes payable, net of discount and current portion	766,420	1,157,431

Commitments and Contingencies

Shareholders’ Equity (Deficiency)
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,591,530 and 34,942,514 shares issued and outstanding on June 30, 2011 and December 31, 2010, respectively	35,590	34,942
Additional paid in capital	18,244,426	17,815,158
Accumulated deficit	(19,011,005)	(15,338,893)
Total shareholders’ equity (deficiency)	(730,989)	2,511,207
Total liabilities and shareholders’ equity	$4,586,618	$7,235,905

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES	499,820	504,351	615,606	542,418

COSTS OF REVENUES	360,067	459,010	408,940	496,602

GROSS PROFIT	139,753	45,341	206,666	45,816

OPERATING EXPENSES

General and administrative	1,057,877	419,588	2,176,445	1,164,967

Research and development	143,613	58,575	293,724	124,118

Depreciation and amortization	147,776	41,896	314,044	75,035

Total operating expenses	1,349,266	520,059	2,784,213	1,364,120

LOSS FROM OPERATIONS	(1,209,513)	(474,718)	(2,577,547)	(1,318,304)

Change in fair value of derivative liabilities	464,847	—	(98,258)	—

Interest expense	(393,921)	(314,307)	(996,307)	(472,067)

NET LOSS	$(1,138,587)	$(789,025)	$(3,672,112)	$(1,790,371)

Net loss per share – basic and diluted	$(0.03)	$(0.03)	$(0.10)	$(0.07)

Weighted average shares outstanding, basic and diluted	35,474,574	25,728,515	35,357,614	25,647,237

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (Unaudited)

	Common Stock, $0.001 Par Value		Additional	Accumulated
	Number	Amount	Paid in Capital	Deficit	Total
Balances, December 31, 2010	34,942,514	$34,942	$17,815,158	$(15,338,893)	$2,511,207

Common shares issued upon conversion of notes payable	390,684	390	296,860		297,250

Common shares issued for cash upon exercise of warrants	258,332	258	132,408		132,666

Net loss				(3,672,112)	(3,672,112)

Balances, June 30, 2011	35,591,530	$35,590	$18,244,426	$(19,011,005)	$(730,989)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:

Net loss	$(3,672,112)	$(1,790,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	314,044	75,035
Fair value of common stock issued for services	—	208,000
Fair value of warrants granted for services	—	19,142
Change in fair value of derivative liability	98,258	—
Amortization of note discount	822,739	355,077
Changes in operating assets and liabilities:
Accounts receivable	(499,048)	(258,147)
Costs and estimated earnings in excess of billings	—	(34,224)
Inventories	(862,398)	(106,145)
Prepaid expenses	(327,099)	(33,599)
Accounts payable and accrued expenses	(30,838)	(8,874)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(650)
Net cash used in operating activities	(4,156,454)	(1,574,756)

Cash flows from investing activities:
Acquisition of property and equipment	(30,409)	(6,436)
Net cash used in investing activities	(30,409)	(6,436)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of warrants	132,666	—
Net proceeds from bank loan	—	132,425
Proceeds from issuance of convertible notes	—	1,500,000
Offering costs	—	(100,000)
Net cash provided by financing activities	132,666	1,532,425

Increase (decrease) in cash and cash equivalents	(4,054,197)	(48,767)
Cash and cash equivalents, beginning of period	4,407,273	118,635
Cash and cash equivalents, end of period	$353,076	$69,868

Supplemental Cash Flow Information:
Income taxes paid	$—	$—
Interest paid	$178,400	$50,723

Supplemental non cash financing and investing activities:
Conversion of notes payable to common stock	$297,250	$15,000
Fair value of beneficial conversion feature and warrants issued with unsecured convertible notes	$—	$1,500,000

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Balqon Corporation, a California corporation (“Balqon California”), was incorporated on April 21, 2005 and commenced business operations in 2006.  On October 24, 2008, Balqon California completed a merger with BMR Solutions, Inc., a Nevada corporation (“BMR”), with BMR being the survivor of the merger.  Upon the closing, BMR changed its name to Balqon Corporation (the “Company”).  The Company develops and manufactures complete drive systems and battery systems for electric vehicles, industrial equipment and renewable energy storage devices.  The Company also designs and assembles electric powered yard tractors, short haul drayage tractors and inner city Class 7 and 8 delivery trucks utilizing its proprietary drive system technologies.

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2010 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2010 and 2009 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011. These financial statements should be read in conjunction with that report.

Liquidity

For the six months ended June 30, 2011, the Company recorded a net loss of $3,672,112 and utilized cash in operations of $4,156,454.  As of June 30, 2011, the Company had a working capital deficit of $1,394,428 and a shareholders’ deficiency of $730,989. The Company intends to raise funds to finance operations until the Company achieves profitable operations. The Company’s capital requirements for the next 12 months, as they relate to the production of its products will continue to be significant.  If adequate funds are not available to satisfy either medium or long-term capital requirements, the Company’s operations and liquidity could be materially adversely affected and the Company could be forced to cut back its operations.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Inventories

Inventories consist mainly of raw materials and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Recorded inventories at June 30, 2011 do not include approximately $2.5 million of batteries and other items held on consignment from Seven One Battery Company, an affiliate of the Company’s Chairman of the Board. (See Note 3.)

Goodwill and Intangible Assets

Management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets (continued)

The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes down the carrying value of the intangible asset to its fair value in the period identified.  If the carrying value of assets is determined not to be recoverable, the Company records an impairment loss equal to the excess of the carrying value over the fair value of the assets.  The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices.  The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset using a discounted cash flow income approach as described above.  If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Based upon management’s assessment, there were no indicators of impairment of the Company’s goodwill or intangible assets at June 30, 2011 or December 31, 2010.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period.  Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive.  Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  As of June 30, 2011, common stock equivalents were comprised of options exercisable into 1,416,695 shares of the Company’s common stock, warrants exercisable into 15,437,755 shares of the Company’s common stock and notes payable convertible into 3,900,758 shares of the Company’s common stock.  For the three month periods ended June 30, 2011 and 2010, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

Financial Assets and Liabilities Measured at Fair Value

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Financial assets recorded at fair value in the condensed balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.

Authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Inputs, other than the quoted prices in active markets, that is observable either directly or indirectly.

Level 3	Unobservable inputs based on the Company’s assumptions.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2011.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$—	$—	$1,054,232	$1,054,232

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Monte Carlo simulation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

For the six months ended June 30, 2011, 39% of total revenues were from one customer.  For the three months ended June 30, 2011, 48% of total revenue were from one customer. For the six months ended June 30, 2010, 59% of total revenues were from one customer.  For the three months ended June 30, 2010, 63% of total revenues were from one customer. At June 30, 2011, 23% of accounts receivable were from one customer while 48% of accounts receivable were from another customer.   At June 30, 2010, 75% of accounts receivable were from one customer.

For the six months ended June 30, 2011, 32% of costs of revenue were to one vendor.  For the six months ended June 30, 2010, 67% of costs of revenue were to one vendor. For the three months ended June 30, 2011, 37% of costs of revenue were to one vendor.  For the three months ended June 30, 2010, 67% of costs of revenue were to one vendor.

At June 30, 2011, accounts payable to the largest vendor represented 34% of accounts payable. Accounts payable to other two largest vendors represented 16% and 7%, respectively, of accounts payable at June 30, 2011.  At December 31, 2010, accounts payable to the largest vendor represented 42% of accounts payable balances.  Accounts payable to other two largest vendors represented 32% and 8%, respectively, of total accounts payable as of December 31, 2010.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification to help achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASU.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  The ASU will have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2011 (Unaudited)	December 31, 2010
Computer equipment and software	$121,681	$103,675
Office furniture	35,300	28,484
Equipment	35,940	30,352
Leasehold improvements	21,711	21,711
Total property and equipment, cost	214,632	184,221
Less: accumulated depreciation and amortization	(131,247)	(101,748)
Property and equipment, net	$83,385	$82,473

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2011 and 2010 was $29,499 and $43,877, respectively.

NOTE 3 - DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

On December 14, 2010, the Company entered into a three year distribution agreement (as amended to date, the “Distribution Agreement”) with Seven One Limited (“SOL”).  Under the Distribution Agreement, SOL has granted the Company the right to distribute lithium iron phosphate batteries and high voltage charging systems manufacture by Seven One Battery Company (the “Products”) on an exclusive basis in the United States.  The Company’s Chairman of the Board, Winston Chung, is the chief executive officer of SOL.  As consideration for the Distribution Agreement, on December 14, 2010, the Company issued to SOL 1,375,000 shares of the Company’s common stock and a five year warrant to acquire 1,500,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The Company determined that the fair value of the Distribution Agreement was $1,403,375.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

NOTE 3 - DISTRIBUTION AGREEMENT WITH A RELATED ENTITY (continued)

In January 2011, based on the terms of the Distribution Agreement, the Company received 3564 battery units valued at $2,629,800 on a consignment basis.  During the period ending June 30, 2011, the Company sold 203 units of these batteries with a cost of $143,000 which amount is included in cost of revenue on the accompanying Statement of Operations. As of June 30, 2011, the Company held the remaining 3,361 units valued at $2,487,700 on a consignment basis.

On April 13, 2011, the Company entered into an amendment to the Distribution Agreement with SOL to correctly reflect, among other things, the chain of distribution among the parties to the Distribution Agreement and the manufacturer of the Products.

The Company received a letter alleging that the Distribution Agreement infringes on the rights a certain party has under certain agreements between that party and Thunder Sky Battery Limited.  The Company believes that these allegations are without merit and intends to vigorously defend against any claims brought against the Company; however, the Company could incur substantial costs and diversion of management resources defending any such claims – even if the Company is ultimately successful in the defense of such matter.

The Distribution Agreement is being amortized on a straight line basis over the three year term of the agreement.

	June 30, 2011 (Unaudited)	December 31, 2010
Value of Distribution Agreement	$1,403,375	$1,403,375
Less: accumulated amortization	(253,387)	—
Distribution Agreement, net	$1,149,988	$1,403,375

NOTE 4 - LOAN PAYABLE - BRIDGE BANK

On February 25, 2009, the Company executed a Business Financing Agreement, dated February 18, 2009, with Bridge Bank, National Association (the “Lender”) (the “Initial Agreement”).  The Initial Agreement has been amended by Business Financing Modification Agreements dated effective February 26, 2009 and August 4, 2009, respectively (the “Modification Agreements,” and together with the Initial Agreement the “Credit Agreement”).  The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000 (the “Credit Facility”).  At June 30, 2011, there was no balance outstanding and $400,763 was available under the terms of the Credit Facility.  At December 31, 2010, no amounts were outstanding and $1,526 was available under the terms of the Credit Facility.

The Credit Facility is formula-based and generally provides that the outstanding borrowings may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  The Credit Facility is secured by a continuing first priority security interest in all the Company’s personal property (subject to customary exceptions).  Interest on the Credit Facility is payable monthly, at the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum (6% at June 30, 2011).  The Credit Agreement may be terminated at any time by either party to the Credit Agreement.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

NOTE 5 - CONVERTIBLE PROMISSORY NOTES

Convertible notes payable consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011 (Unaudited)	December 31, 2010
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012 (1)	$916,500	$985,000

Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (2)	1,330,000	1,483,750

Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (3)	775,000	850,000
Convertible notes payable	3,021,500	3,318,750
Less: note discount	(1,338,580)	(2,161,319)
Convertible notes payable, net of note discount	$1,682,920	$1,157,431
Less: current portion of subordinated unsecured notes	(916,500)	—
Convertible notes payable, net of note discount and current portion	$766,420	$1,157,431

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

NOTE 5 - CONVERTIBLE PROMISSORY NOTES (continued)

(1)   Between March 25, 2009 and June 19, 2009, the Company entered into agreements with 34 accredited investors for the sale by the Company of an aggregate of $1,000,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  The notes are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes).  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the six months ended June 30, 2011, $68,500 in principal amount of these notes was converted to 68,500 shares of the Company’s common stock.  As of June 30, 2011, $916,500 in principal was outstanding under these notes.

The Company determined that the relative fair value of the warrants upon issuance was $639,061.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the fair value of the beneficial conversion feature was approximately $360,939. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 54.39%, a risk free interest rate of 1.15%, and no expected dividend yield. The relative value of the warrants of $639,061 and the beneficial conversion feature of $360,939 was recorded by the Company as a loan discount of $1,000,000, which the Company is amortizing to interest expense over the life of the notes.  As of June 30, 2011, the unamortized balance of the note discount was $241,589.

(2)   Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,999,993 shares of the Company’s common stock at an exercise price of $0.50 per share.  In connection with the offering, the Company issued three year warrants to purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.  The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the six months ended June 30, 2011, $153,750 of the principal of the notes was converted into 204,998 shares of the Company’s common stock.  As of June 30, 2011, $1,330,000 in principal was outstanding under these notes.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

NOTE 5 - CONVERTIBLE PROMISSORY NOTES (continued)

The Company determined that the relative fair value of the warrants upon issuance was $731,710.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the fair value of the beneficial conversion feature was approximately $768,290. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield.  The relative value of the warrants of $731,710 and the beneficial conversion feature of $768,290 was recorded by the Company as a loan discount of $1,500,000, which the Company is amortizing to interest expense over the life of the notes.  As of June 30, 2011, the unamortized balance of the note discount was $631,402.

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

During the six months ended June 30, 2011, $75,000 of the principal of the Debentures was converted into 117,186 shares of the Company’s common stock.  As of June 30, 2011, $775,000 in principal was outstanding under these Debentures.  Under the adjustment provisions of the Debentures and warrants, the conversion price of the Debentures and the exercise price of the warrants were reduced to $0.64 in connection with a private placement of our common stock and warrants in December 2010.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

NOTE 5 - CONVERTIBLE PROMISSORY NOTES (continued)

The Company determined the aggregate fair value of the warrants issued to investors and its placement agent to be $511,399 and the initial fair value of the embedded beneficial conversion feature of the Debentures to be $504,440 (an aggregate amount of $1,015,839).  These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model.  In accordance with current accounting guidelines, the excess of $165,839 of derivative liability created over the face amount of the Debentures was considered to be a cost of the private placement.  In addition, the Company also incurred another $193,500 of closing costs (consisting of $93,500 of placement agent fees and $100,000 of legal fees directly related to the offering).  As such, the Company recorded an $850,000 valuation discount upon issuance, and in 2010, recognized private placement costs of $358,339 for financial reporting purposes.  The aggregate fair value of the derivative liabilities as of June 30, 2011 was $1,054,232 (see Note 6).

As of June 30, 2011, the Company has amortized $309,412 of the valuation discount, and the remaining unamortized valuation discount of $465,588 as of June 30, 2011 has been offset against the face amount of the Debentures for financial statement purposes.

As of June 30, 2011, the total discount of $1,338,580 is offset against the balance of the Debentures for financial statement presentation. During the six months ended June 30, 2011, amortization of loan discount was $822,739.

NOTE 6 - DERIVATIVE LIABILITY

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

NOTE 6 - DERIVATIVE LIABILITY (continued)

The derivative liabilities were valued using Monte Carlo simulation model with the following assumptions:

	June 30, 2011	December 31, 2010
Conversion feature:

Risk-free interest rate	0.26%	1.75%
Expected volatility	70.00%	90.00%
Expected life (in years)	1.25 years	1.75 years
Expected dividend yield	0	0

Warrants:

Risk-free interest rate	1.52%	1.76%
Expected volatility	106%	95.00%
Expected life (in years)	4.25 years	4.75 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	440,781	464,844
Warrants	613,451	491,130
	$1,054,232	$955,974

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the volatility of five comparable guideline companies to estimate volatility for its common stock. The expected life of the conversion feature of the Debentures was based on the term of the Debentures and the expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

As of June 30, 2011, the aggregate derivative liability of the conversion feature and the warrants was $1,054,232.  For the six months ended June 30, 2011, the Company recorded a change in fair value of the derivative liabilities of $98,258.

NOTE 7 - INCOME TAXES

At June 30, 2011, the Company had available federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $18,000,000 or federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will be able to realize the tax benefit of the carryforwards.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

NOTE 7 - INCOME TAXES (continued)

Significant components of the Company’s deferred income tax assets are as follows:

	June 30, 2011 (Unaudited)	December 31, 2010
Deferred income tax asset:
Net operating loss carryforward	$7,159,000	$5,562,000
Valuation allowance	(7,159,000)	(5,562,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	June 30, 2011 (Unaudited)	December 31, 2010
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(15.8)%	(5.8)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

The Company adopted authoritative guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of June 30, 2011 and December 31, 2010, the Company does not have a liability for unrecognized tax benefits.

NOTE 8 - SHAREHOLDERS’ EQUITY

Shares Issued Upon Conversion of Convertible Notes

During the six months ended June 30, 2011, $297,250 of convertible promissory notes were converted into 390,684 shares of the Company’s common stock in accordance with the original terms of the conversion agreements.

Shares Issued Upon Exercise of Warrants

During the six months ended June 30, 2011, the Company issued 258,332 shares of its common stock upon the exercise of outstanding warrants resulting in cash proceeds of $132,666 to the Company.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock Options

At June 30, 2011, options shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2011	3,041,728	$2.25
Granted	—	—
Exercised	—	—
Expired	(1,625,033)	$2.03
Balance at June 30, 2011	1,416,695	$2.50

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$2.50	1,416,695	$2.50	1.0	1,416,695	$2.50

There was no aggregate intrinsic value of the 1,416,695 options outstanding and exercisable as of June 30, 2011 based on the trading price as of the period then ended.  At June 30, 2011, all options were vested and there were no unvested options outstanding.

Warrants

At June 30, 2011, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2011	15,929,147	$0.96
Granted	10,000	$1.00
Exercised	(258,332)	$0.51
Expired	(243,060)	$2.00
Balance at June 30, 2011	15,437,755	$0.92

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

NOTE 9 - STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

On March 18, 2011, the Company terminated its agreement with a third-party under which the third-party provided financial public relations services for the Company.  Under that agreement, the Company may have been obligated to issue three-year warrants to purchase an indeterminate number of shares of the Company’s common stock at an exercise price of $1.00 per share based upon certain performance based benchmarks.  During the six months ended June 30, 2011, the Company issued warrants to acquire 10,000 shares of its common stock pursuant to this agreement.  At termination, the Company had issued warrants to purchase an aggregate of 50,000 shares of its common stock pursuant to this agreement.

During the six months ended June 30, 2011, the Company issued 258,332 shares of its common stock upon the exercise of outstanding warrants resulting in cash proceeds of $132,666 to the Company.

The following table summarizes information about stock warrants outstanding and exercisable as of June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.50	1,782,660	$0.50	1.2	1,782,660	$0.50
$0.64	8,705,500	$0.64	4.3	8,705,500	$0.64
$1.00	50,000	$1.00	2.3	50,000	$1.00
$1.50	4,595,000	$1.50	0.83	4,595,000	$1.50
$2.50	304,595	$2.50	0.7	304,595	$2.50
	15,437,755			15,437,755

As of June 30, 2011, the aggregate intrinsic value of the warrants outstanding and exercisable was $2,661,849.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

City of Los Angeles Agreement

On June 26, 2008, the Company entered into an agreement with the City of Los Angeles to manufacture and deliver 20 electric yard tractors, 5 short-haul electric tractors, and associated equipment including chargers, batteries and controllers for a total of $5,383,750.  As of June 30, 2011, the Company had delivered 14 electric yard tractors and one short-haul electric tractor to the City of Los Angeles. The Company expects to deliver the remaining 6 electric yard tractors, 4 short-haul electric tractors and associated equipment to the City of Los Angeles by December 31, 2011. Included in the Company’s backlog at June 30, 2011, is $1,979,725 attributable to the 10 electric vehicles and associated parts the Company is required to deliver under this agreement.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

City of Los Angeles Agreement (continued)

During 2009, under the terms of the Company’s agreement with the City of Los Angeles, the Company requested and was issued an advance payment in the amount of $1,159,601.  This advance payment was recorded as a customer deposit.  This customer deposit will be applied against the Company’s final invoices under its purchase order for 25 electric vehicles discussed above.

Under its agreement with the City of Los Angeles, the Company agreed to move its research and production facilities to the City of Los Angeles and also agreed to pay the City of Los Angeles a royalty fee of $1,000 per electric vehicle it sells to a purchaser other than the City of Los Angeles or the South Coast Air Quality Management District.

Electric Drive System Purchase Order With Related Entity

On January 25, 2011, the Company entered into an agreement with Winston Global Energy (“WGE”), a related entity, whereby WGE agreed to purchase 300 electric drive systems from the Company at an aggregate purchase price of $15.9 million (the “WGE Purchase Order”).  Under the terms of the WGE Purchase Order, the Company agreed to deliver the electric drive systems to WGE by July 25, 2012.  During the six months ended June 30, 2011, a significant portion of the Company’s production efforts were focused on designing an electric drive system configuration that can be integrated into 14 to 30 passenger mini-buses in connection with the WGE Purchase Order.  As of July 25, 2011, the Company has delivered one electric drive system under the WGE Purchase Order and is working with WGE to ensure that it can be integrated into the mini-bus chassis specified by WGE.

NOTE 11 - SUBSEQUENT EVENTS

On July 29, 2011, we entered into a certain Amendment No. 2 to Registration Rights Agreement, or Amendment, with SOL. Our Chairman of the Board, Winston Chung, is the Chief Executive Officer of SOL. The Amendment is effective as of June 30, 2011 and amends the Registration Rights Agreement, dated December 14, 2011, as previously amended on April 13, 2011. Under the terms of the Amendment, the parties agreed to eliminate the shares of common stock we issued to SOL in December 2010 from the total number of shares of common stock that we must register with the SEC. In addition, the parties agreed to extend the date by which we must file a registration statement with the SEC covering shares of common stock issuable upon exercise of warrants to purchase shares of our common stock issued to SOL in December 2010 from June 30, 2011 to such date as we and SOL mutually agree, or if the parties are unable to agree to a specific date, on such date as may be determined by us provided that the date is no later than six months after the date SOL advises the Company in writing of its request that the Company file a registration statement with the SEC covering the shares to be registered.

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

Any of the factors described above or elsewhere in this report, including in the “Risk Factors” section of this report, or referenced from time to time in our filings with the Securities Exchange Commission, or SEC, could cause our financial results, including our net income or loss or growth in net income or loss to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Business Overview

We are a developer and manufacturer of electric drive systems and battery systems for trucks, tractors, buses, industrial equipment and renewable energy storage devices.  We also design and assemble electric powered yard tractors, short haul drayage tractors and inner city trucks utilizing our proprietary drive system technologies.

Each of our electric drive systems is comprised of an electric motor, transmission, our proprietary flux vector motor controller (which controls the speed of an electric motor by varying the input frequency and voltage from a vehicle’s batteries), power electronic components and proprietary software configured to specific application needs.  Our lithium battery modules feature our proprietary battery management system, or BMS, an electronic device mounted on each lithium battery cell to monitor and balance the state of charge of the battery, including its temperature, voltage and current during charge and discharge cycles. Our proprietary software allows our BMS to be used on any battery cell chemistry.

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

We sell our electric drive systems and lithium battery modules to global original equipment manufacturers, or OEMs, of trucks, buses and industrial equipment that are engaged in the development of electric or hybrid vehicle platforms to address local market needs.  Our sales strategy is to partner with OEMs to develop product solutions for specific market needs utilizing our complete propulsion and energy systems.  We believe that this strategy will result in a reduction of the costs associated with product development and integration and will also reduce time to market cycles for our OEM partners’ new product platforms.

We also develop, design, assemble, market and sell zero-emissions heavy-duty electric yard tractors, heavy-duty short haul drayage tractors, heavy-duty inner city Class 7 and Class 8 delivery trucks and medium-duty electric trucks that feature our proprietary electric drive systems and lithium battery modules.  Our heavy-duty electric vehicles are suitable for use in the transportation of containers and heavy loads in on-highway and off-highway applications at facilities such as marine terminals, rail yards, industrial warehouses, intermodal facilities (facilities where freight is transferred from one mode of transportation to another without actual handling of the freight itself when changing modes), military bases and industrial plants.  Our medium-duty electric trucks are designed for inner city applications.

As of the date of this report, our electric vehicle product portfolio features three products in our Nautilus product line, the Nautilus XE20, a heavy-duty electric yard tractor, the Nautilus XE30, a heavy-duty electric short-haul tractor, and the Nautilus XRE20, a longer-range version of the Nautilus XE20.  We also offer a heavy-duty Class 7 and Class 8 electric truck, the Mule M150, and a medium-duty electric truck, the Mule M100, that features our proprietary electric drive systems and lithium battery modules.  The Mule M150 is designed as a zero emissions solution to transport loads of up to 7 tons in short-haul on-highway applications while the Mule M100 is an on-road electric truck designed for use in inner city applications and is designed to transport loads of up to four tons with a range of between 96 and 150 miles under loaded conditions.

Recent Developments

During the first six months of 2011 and through July 25, 2011, a significant portion of our production efforts have been focused on designing an electric drive system configuration that can be integrated into 14 to 30 passenger mini-buses in connection with an order from Winston Global Energy, or WGE, and an agreement with Ashok Leyland Ltd., integrating the electric drive systems we developed in connection with the WGE order and our agreement with Ashok Leyland into the mini-bus chassis specified by each of them, developing a medium-duty on-road electric truck, our Mule M100, and producing Nautilus XRE20s in connection with an agreement with T&K Logistics, Inc. and an agreement with the City of Los Angeles.  During the second quarter of 2011, our research and development efforts also included work on the development of new products to address the on-road markets in the United States and increasing the range of our yard tractors.

In November 2010, T&K Logistics, the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan, agreed to lease 10 of our Nautilus yard tractors for use at the assembly plant for a period of 36 months.  During the first six months of 2011, we have shipped five of our Nautilus XRE20s to T&K Logistics and intend to deliver the remaining five units by October 31, 2011.  The five Nautilus XRE20s we shipped featured battery modules with double the battery energy and, therefore, double the range of our Nautilus XE20s.  As of July 25, 2011, the five Nautilus XRE20s we shipped are awaiting the installation of charging systems.  We expect the vehicles to be installed with charging systems and become fully operational in August 2011 and expect to begin generating lease revenues associated with this leasing arrangement  during the latter part of the third quarter of 2011.

In December 2010, we entered into a three year distribution agreement, or Distribution Agreement, with Seven One Limited, or SOL, under which we were appointed as the exclusive authorized distributor in the United States for the promotion, marketing and sale of lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company.  At June 30, 2011, 3,361 batteries are held on consignment with a value of $2,487,700.  For the six months ending June 30, 2011, 203 batteries were sold for $113,680.

In January 2011, we entered into an agreement with WGE, an affiliate of our Chairman of the Board headquartered in Shenzhen China, under which WGE agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.  The electric drive systems are to be integrated into 14 to 30 passenger mini-buses and must be delivered by no later than July 25, 2012.   During the second quarter of 2011, we spent significant efforts towards developing a medium-duty electric drive system that would seamlessly integrate into a 14 passenger mini-bus chassis specified by WGE.  As of July 25, 2011, we have delivered one electric drive system under the WGE purchase order and are working with WGE to ensure that it can be integrated into the mini-bus chassis specified by WGE.  We expect to begin testing the 14 passenger mini-bus that incorporates our medium-duty electric drive system during the third quarter of 2011 and expect to begin generating revenues under the WGE purchase order during the latter part of the third quarter of 2011 and into the fourth quarter of 2011.

Under an agreement with the City of Los Angeles, or City of Los Angeles Agreement, we agreed to sell 20 Nautilus E20 heavy-duty electric yard tractors (the predecessor to our Nautilus XE20) and five Nautilus E30 short-haul tractors (the predecessor to our Nautilus XE30) to the City of Los Angeles for use at the Port of Los Angeles.  As of July 25, 2011, we have delivered 14 Nautilus E20s (including four Nautilus XE20s two of which have been retrofitted with extended range lithium batteries and are referred to as our Nautilus XRE20s) and one Nautilus XE30, to the Port of Los Angeles under the terms of the City of Los Angeles Agreement.  Initial use of the electric vehicles at the Port of Los Angeles evidenced that the vehicles had a range of between five and six hours.  Upon the request of the City of Los Angeles to increase the range of the vehicles to meet two shift operations, we retrofitted two of the vehicles we had delivered under the City of Los Angeles Agreement with extended range lithium battery systems, hydraulic systems and software thereby extending the range of the resultant vehicle, the Nautilus XRE20.  The two Nautilus XRE20s have evidenced a range of over 16 hours of operation during preliminary testing. As of July 25, 2011, the two Nautilus XRE20s continue to undergo further tests under various load conditions to determine whether the vehicles can operate for two shift operations on a single charge.

During the year ended December 31, 2010, we delivered electric drive systems and lithium battery modules to Ashok Leyland, a large manufacturer of trucks and buses based in India, to be installed into intercity hybrid buses to be used for demonstration purposes.  The intercity hybrid buses incorporating our electric drive systems and lithium battery modules underwent field tests for eight months.  As a result of the successful demonstration and testing of these intercity hybrid buses, in April 2011, we entered into a Joint Development Agreement with Ashok Leyland under which we will work with Ashok Leyland to jointly develop and test six electric vehicles (comprised of buses and trucks) using Ashok Leyland’s glider chassis and our electric drive systems and lithium battery modules.  As of July 25, 2011, we have delivered two electric drive systems to Ashok Leyland for integration into prototype inner city buses.  Subject to the six prototypes meeting established performance and cost targets and/or Ashok Leyland obtaining firm requirements from its customers, Ashok Leyland has agreed to purchase a minimum of 14 drive systems from us for sale to its customers.

During the second quarter of 2011, we completed the development of our medium-duty electric truck, the Mule M100, and delivered one Mule M100 that incorporates our proprietary drive system to a customer in the United States.  The Mule M100 is designed to transport loads of up to four tons with a range of between 96 and 150 miles under loaded conditions and targets inner city delivery applications for customers in North America.

During the second quarter of 2011, we delivered one complete electric drive system for integration in to a heavy-duty tractor to Mol Industries, an OEM located in Europe.  We anticipate that Mol Industries will complete the heavy-duty tractor during the third quarter of 2011 and commence demonstrations at ports, warehouses and industrial plants across Europe during the fourth quarter of 2011.  We anticipate that the heavy-duty tractor will comply with all European standards and will meet all required CE requirements.  We expect that the anticipated demonstrations of the Mol Industries tractor featuring our electric drive system will result in additional orders for our electric drive systems from OEMs in Europe.

During the second quarter of 2011, we also received orders for an aggregate of 32 flux vector motor controllers from customers engaged in manufacturing monorail systems, electric buses and industrial equipment for use in military applications.

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

Derivative Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use the Monte Carlo simulation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Impairment of Long-Lived Assets

The FASB, has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there were no indicators of impairment of our long lived assets at June 30, 2011 or December 31, 2010.

Financial Condition and Results of Operations

Our total revenues increased by $73,188, or 13.5%, to $615,606 for the first six months of 2011 as compared to $542,418 for the first six months of 2010.  We reported a net loss of $3,672,112 for the first six months of 2011 as compared to a net loss of $1,790,371 for the first six months of 2010.  Our total revenues decreased by $4,531, or 0.9%, to $499,820 for the second quarter of 2011 as compared to $504,351 for second quarter of 2010.  We reported a net loss of $1,138,588 for the second quarter of 2011 as compared to a net loss of $789,025 for the second quarter of 2010.  The decline in our financial performance during 2011 is a result of increased operating, marketing and interest expenses, offset by the change in fair value of our derivative instruments, without a commensurate increase in revenues.

In December 2010, we raised $5,000,000 in connection with a private placement of common stock and warrants.  Using the capital we raised in December 2010, we ramped up our production processes during the first six months of 2011.

Our lack of significant revenues during the first six months of 2011 is a direct result of the length and complexity of our product development process.  Typically, we experience a significant time lag between receiving an order for our electric drive systems and recognizing revenue in connection with the order due to the development time required to integrate our technologies into new vehicle platforms specified by our customers.  For example, while our electric drive systems and battery modules can be integrated into a multitude of product platforms, often times a substantial amount of time is needed to make design modifications to our product to ensure its integration into each new vehicle platform.  In most cases new designs require sourcing of raw materials contributing further to the already lengthy production time.  In the case of a new customer or a new product platform, it is customary in our business to complete and deliver a single unit prior to producing the entire order.  Once the initial product is delivered, installed and accepted by our customer, we begin production on the remaining order based on production delivery dates agreed upon with our customer.

While most of our production efforts during the first six months of 2011 were focused on the WGE purchase order and the T&K Logistics leasing arrangement, 75% of our revenues were derived from the delivery of drive systems to our OEM customers in the United States, Asia and Europe.  These drive systems were customized for vehicle configurations to be used in both on-road and off-road applications. We anticipate that the delivery of these drive systems will result in additional orders from our OEM partners in the future.

During the first six months of 2011, approximately 8% of our revenues were derived from engineering services provided to, Alliant Techsystems, Inc., in connection with a joint development project to determine the feasibility of the use of hydrogen fuel cells in our Nautilus XE20 yard tractors.  During the first phase of the project, we provided design concepts to Alliant Techsystems to demonstrate the feasibility of utilizing hydrogen fuel cells in a plug-in hybrid Nautilus XE20 as an on-board charger for lithium batteries.  As of July 25, 2011, our design proposal has been accepted by Alliant Techsytems and we are awaiting approval of the second phase of the project during which, if approved, we will provide a completed prototype vehicle Nautilus XE20 that features an integrated hydrogen fuel cell charging system designed by a third party.  We do not anticipate that a significant portion of our future revenues will be derived from engineering services, but rather will be derived from the sale of our products as we begin to generate revenues as a result of the ramp up in our production efforts and continue to focus on obtaining new orders for our products.

As of June 30, 2011, we had a working capital deficiency of $1,394,428, an accumulated deficit of $19,011,005 and reported a net loss for the first six months of 2011 of $3,672,112.  Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which we expect will help provide us with the liquidity necessary to meet operating expenses.  Over the longer-term, we plan to achieve profitability through the sale of our drive systems, electric vehicles and other products.

Although approximately $16 million of our current backlog of approximately $19 million is attributable to our outstanding purchase order for 300 of our electric drive systems from WGE, we believe that our customer base will expand during the remainder of 2011.  In 2011, we expect our sales to grow in emerging markets such as India and China.  We are optimistic that the demonstration of electric buses utilizing our technologies for Ashok Leyland in Asia during 2010 will result in additional sales in the region.  In addition, we believe that the integration of our drive systems into medium-duty on-road commercial vehicles will result in increased sales in the United States in 2011.  Further, we are optimistic that the demonstration of our extended range Nautilus CRE20 to existing and potential customers will result in additional sales of our electric vehicles.  Our OEM partners in domestic and international markets have experienced increased sales activity for their products, which we expect will result in increased sales for our electric drive systems and battery systems.

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

Second Quarter of 2011 Compared to the Second Quarter of 2010

	Three Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2011	2010
Net revenues	$499,820	$504,351	$(4,531)	(0.9)%	100%	100%
Cost of revenues	360,067	459,010	98,943	21.6%	72%	91%
Gross profit	139,753	45,341	(94,412)	(208.2)%	28%	9%
General and administrative expenses	1,057,877	419,588	(638,290)	(152.1)%	212%	83%
Research and development	143,613	58,575	(85,038)	(145.2)%	29%	12%
Depreciation and amortization	147,776	41,896	(105,880)	(252.7)%	30%	8%
Loss on change in derivative liability	(464,847)	—	464,847	100.0%	93%	—
Interest expense	393,921	314,307	(79,614)	(24.9)%	79%	63%
Net loss	$(1,138,588)	$(789,025)	$348,563	(44.1)%	(228)%	(157)%

Net Revenues.  The slight decline in our revenues during the second quarter of 2011 is largely due to a change in the mix of products and services sold during that quarter as compared to the second quarter of 2010. During the second quarter of 2011, 77% of our revenues were generated from the shipment of drive systems for integration into medium sized buses and a heavy-duty tractor.  During the second quarter of 2010, sales were comprised of one electric vehicle and related battery charging equipment. Additionally, during the second quarter of 2010, revenues of $34,874 were realized from a lithium-battery grant from the City of Los Angeles.  Comparable grant revenues were not realized during the second quarter of 2011.  Based on our current backlog and capital resources, we expect that our revenues will increase significantly over the second half of 2011.  Additionally, we expect that in 2011 we will derive more revenues from the sale of drive systems than from the sale of our electric vehicles and batteries.  We expect that sales of our drive systems will represent approximately 75% of net revenues during 2011.

Gross Profit.  During the second quarter of 2011, we generated a gross profit, as a percentage of net revenues, of 28% as compared to 9% for the second quarter of 2010. This increase in gross profit margin is attributable to higher margins on the sales of drive systems and battery systems and chargers as compared to lower profit margins from the sales of an electric vehicle and battery charger, coupled with no profit margin on from the $34,874 of net revenues derived from progress work on the lithium-ion grant contract during the second quarter of 2010. Based on current cost data for the products in our backlog that we anticipate will be shipping during the remainder of 2011, we anticipate that our gross profit margin will be approximately 18% of net revenues for 2011.

General and Administrative Expenses.  The significant increase in general and administrative expenses is comprised largely of an increase in unapplied overhead of $181,766, an increase in marketing expenses of $48,970, an increase in legal, consulting and professional fees of $321,043, and a net increase of $86,511 of other general and administrative expenses.  While our general and administrative expenses are expected to increase over the near term, these expenses as a percentage of net revenues are expected to decrease as we increase our net revenues.  We expect that over the near term, our general and administrative expenses will increase as a result of expenses related to increased management personnel, additional administrative and sales personnel, and additional employees associated with the anticipated ramp up in our business and sales.

Research and Development Expenses. The increase in research and development expenses is comprised of a $22,323 increase in supplies and $62,715 increase in salaries and wages from new personnel employed in the research and development group.  We expect our research and development expenses to remain high during the remainder of the year as we develop new drive systems for our OEM partners worldwide.

Depreciation and Amortization. The increase in depreciation and amortization expenses is due largely to a $116,948 of amortization expense related to the battery distribution agreement with SOL for the second quarter of 2011, which expense was not incurred during the second quarter of 2010.  We expect depreciation and amortization expenses to continue at comparable levels over the next few quarters until the Distribution Agreement has been fully amortized in December 2013.

Change in Fair Value of Derivative Liability. At June 30, 2011, the fair value of our derivatives increased to $1,054,232.  This amount was determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model.  The difference between the fair value of the derivatives at June 30, 2011 and December 31, 2010 of $98,258 was recognized as change in the fair value of derivatives on our financial statements during the period ended June 30, 2011.  The financial instruments that resulted in the derivative liability were not in place during the second quarter of 2010.

Interest Expense. The increase in interest expense is attributable to interest and the amortization of the related beneficial conversion feature on the additional $536,500 of convertible notes payable that were issued between June 30, 2010 and June 30, 2011.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

	Six Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Six Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2011	2010
Net revenues	$615,606	$542,418	$73,188	13.5%	100%	100%

Cost of revenues	408,940	496,602	87,662	(17.7)%	66%	92%
Gross profit	206,666	45,816	(160,850)	(351.1)%	34%	8%
General and administrative expenses	2,176,445	1,164,967	(1,011,478)	(86.8)%	354%	215%
Research and development	293,724	124,118	(169,606)	(136.6)%	48%	23%
Depreciation and amortization	314,044	75,035	(239,009)	(318.5)%	51%	14%
Loss on change in derivative liability	98,258	—	(98,258)	100.0%	16%	—
Interest expense	996,307	472,067	(524,240)	111.1%	162%	87%
Net loss	$(3,672,112)	$(1,790,371)	$(1,881,741)	(105.1)%	(597)%	(330)%

Net Revenues.  The improvement in our financial performance during the first six months of 2011 as compared to the same period in 2010 is largely due a change in the mix of products and services sold during each of the periods.  During the first six months of 2011, approximately 75% of our revenues were generated from the sale of drive systems while approximately 63% of our revenues generated during the first six months of 2010 were from the sale of two electric vehicles and related battery charging equipment.  During the first six months of 2011, we also generated $48,450 in revenues from engineering services provided as compared to $34,874 in contract revenues related to the  lithium-ion grant from the City of Los Angeles earned during the first quarter of 2010.  The net increase of $13,576 in services revenues accounts for the additional increase in revenues during the first quarter of 2011 as compared to the first quarter of 2010.

Gross Profit.  During the six months of 2011 our gross profit margin was attributable to higher margins on the sales of drive systems and batteries.  Additionally, during the first six months of 2011 we recorded revenues from engineering services that were rendered at a minimal direct cost. The gross margin of 8% during the first six months of 2010 was attributable to lower profit margins from the sales of two electric vehicles and related battery charging equipment, coupled with no profit margin on the $34,874 of contract revenues generated during the first six months of 2010.

General and Administrative Expenses.  The increase in general and administrative expenses is comprised largely of an increase in unapplied overhead of $377,025, an increase in marketing expenses of $271,740, an increase in legal, consulting and professional fees of $249,546, and a net increase of $113,167 of other general and administrative expenses.

Research and Development Expenses. The increase in research and development expenses is comprised of a $22,323 increase in supplies and a $147,283 increase in salaries and wages related to personnel employed to further our research and development efforts.

Depreciation and Amortization. The increase in depreciation and amortization expenses is due largely to a $253,387 of amortization expense related to the battery distribution agreement with SOL for the first six months of 2011, which expense was not incurred during the first six months of 2010.

Change in Fair Value of Derivative Liability. At June 30, 2011, the fair value of our derivatives increased to $1,054,232.  This amount was determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model.  The difference between the fair value of the derivatives at June 30, 2011 and December 31, 2010 of $98,258 was recognized as change in the fair value of derivatives on our financial statements during the period ended June 30, 2011.  The financial instruments that resulted in the derivative liability were not in place during the first six months of 2010.

Interest Expense. The increase in interest expense is attributable to interest and the amortization of the related beneficial conversion feature on the additional $536,500 of convertible notes payable that were issued between June 30, 2010 and June 30, 2011.

Liquidity and Capital Resources

During the first six months of 2011, we funded our operations from cash provided from operations, the issuance of common stock in connection with the exercise of outstanding warrants and the remaining proceeds from the issuance and sale of our secured and unsecured debt and equity securities during 2010.  As of June 30, 2011, we had a working capital deficiency of $1,394,428 as compared to working capital of $1,955,146 at December 31, 2010.  At June 30, 2011 and December 31, 2010 we had an accumulated deficit of $19,011,005 and $15,338,893, respectively, and cash and cash equivalents of $353,076 and $4,407,273, respectively.  The significant decrease in our cash position is a result of an increase in inventories associated with the shipment of five Nautilus XRE20s to T&K Logistics.  Once battery units are installed we plan to sell our vehicles to a leasing company thereby reducing inventories.

Our available capital resources at June 30, 2011 consisted primarily of approximately $353,076 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities for the first six months of 2011 was $4,156,454 as compared to $1,574,756 of cash used in operating activities for first six months of 2010.  During the first six months of 2011, cash used in operating activities included a net loss of $3,672,112, depreciation and amortization of $314,044, amortization of note discount of $822,739, an increase in the fair value of derivative liabilities of $98,258, and net cash used by operating assets and liabilities of $1,719,382.  Material changes in asset and liabilities at June 30, 2011 as compared to December 31, 2010 that affected these results include:

•	an increase in accounts receivable of $499,048;
•	an increase in inventory of $862,398;
•	an increase in prepaid expenses of $327,099; and
•	a decrease in accounts payable of $30,838.

Cash used in investing activities totaled $30,409 for the first six months of 2011 as compared to $6,436 of cash used in investing activities for the first six months of 2010.

Cash provided by financing activities totaled $132,666 for the first six months of 2011 as compared to $1,532,425 for the first six months of 2010.

Between February 2010 and April 2010, we raised an aggregate of $1,500,000 through the issuance of convertible notes to 11 accredited investors.  The convertible notes are convertible into an aggregate of 1,999,993 shares of our common stock.  In connection with this offering, we also issued three-year warrants to purchase an aggregate of 1,999,993 shares of common stock at an exercise price of $0.50 per share.

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

During the first six months of 2011, we raised $132,666 in connection with the issuance of 258,332 shares of our common stock upon the exercise of warrants.

We are obligated under registration rights agreements related to the above described private placements to file a registration statement with the SEC registering for resale shares of common stock and certain shares of common stock underlying the convertible notes and warrants issued in certain of the private placement transactions consummated between March 2009 and December 2010.

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association, or Bridge Bank Agreement.  The Bridge Bank Agreement, as amended to date,  provides us with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000.

The credit facility is formula-based and generally provides that the outstanding borrowings under the credit facility may not exceed an aggregate of 80% of eligible accounts receivable.  We must immediately pay any advance made under the credit facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance and (ii) the date on which the advance was made.  Interest on the credit facility is payable monthly.  As of June 30, 2011, there were no outstanding borrowings under the credit facility, eligible accounts receivable was $500,954 and availability under the credit facility was $400,763.

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

Our plan of operations for the next 12 months includes (i) completing and delivering the remaining 10 heavy-duty electric vehicles under the City of Los Angeles Agreement, together with associated equipment including batteries and chargers, (ii) completing and delivering a substantial portion of the 300 electric drive systems ordered by WGE, (iii) completing and delivering the remaining five Nautilus XRE20 yard tractors to T&K Logistics for use at Ford Motor Company’s assembly plant in Wayne, Michigan, (iv) working in conjunction with our OEM partners to develop medium-duty and light-duty commercial vehicles and (v) obtaining additional orders for our products.

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

Although we expect that the anticipated gross margin from the completion and delivery of these products will provide us with additional liquidity and capital resources, we believe that we will need additional liquidity and capital resources through debt and/or equity financing to complete all of our existing and anticipated future product backlog. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at June 30, 2010, we had an accumulated deficit of $19,011,005 and a working capital deficiency of $1,394,428.

We have been, and currently are, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.   In addition, our senior secured convertible debentures issued between July and December 2010 contain covenants that include restrictions on our ability to pay dividends on our common stock.

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

Backlog

As of July 25, 2011, we had a backlog of  $19,365,548.  The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress.  Our backlog consists primarily of a $15.9 million order from WGE, an affiliate of our Chairman of the Board, for 300 electric drive systems.  Our backlog also includes our agreement to deliver six additional Nautilus XRE20 electric yard tractors and four additional Nautilus XE30 electric short haul tractors (and associated equipment) under our outstanding purchase order from the City of Los Angeles and our agreement to deliver five Nautilus XRE20 electric yard tractors for use at Ford Motor Company’s assembly plant under our leasing arrangement with T&K Logistics.   Our backlog also includes an order for an aggregate of 32 flux vector motor controllers from customers engaged in manufacturing monorail systems, electric buses and industrial equipment for use in military applications and our agreement to deliver four additional electric drive systems to Ashok Leyland.  We believe that the majority of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification to help achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. We will adopt the ASU as required.  The ASU will affect our fair value disclosures, but will not affect our results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASU.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  We will adopt the ASU as required.  The ASU will have no affect on our results of operations, financial condition or liquidity.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2011 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not party to any legal proceedings.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor below and the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on April 15, 2011, which could materially affect our business, financial condition and results of operations.  The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on April 15, 2011, are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Without sustantial additional financing, we may be unable to achieve the objectives of our current business strategy, which could force us to delay, curtail or eliminate our product and service development programs thereby adversely affecting our operations and the price of our common stock.

For the six months ended June 30, 2011, we recorded a net loss of $3,672,112 and utilized cash in operations of $4,156,454.  As of that date, we had a working capital deficit of $1,394,428 and a shareholders’ deficiency of $730,989. Our capital requirements for the next 12 months will continue to be significant.  We have been, and currently are, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.   In addition, our senior secured convertible debentures contain covenants that include restrictions on our ability to pay dividends on our common stock.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect our ability to fund our continued operations and our product and service development efforts and adversely affect the price of our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved).

ITEM 5. Other Information

On July 29, 2011, we entered into a certain Amendment No. 2 to Registration Rights Agreement, or Amendment, with SOL.  Our Chairman of the Board, Winston Chung, is the Chief Executive Officer of SOL.  The Amendment is effective as of June 30, 2011 and amends the Registration Rights Agreement, dated December 14, 2011, as previously amended on April 13, 2011.  Under the terms of the Amendment, the parties agreed to eliminate the shares of common stock we issued to SOL in December 2010 from the total number of shares of common stock that we must register with the SEC.  In addition, the parties agreed to extend the date by which we must file a registration statement with the SEC covering shares of common stock issuable upon exercise of warrants to purchase shares of our common stock issued to SOL in December 2010 from June 30, 2011 to such date as we and SOL mutually agree, or if the parties are unable to agree to a specific date, on such date as may be determined by us provided that the date is no later than six months after the date SOL advises the Company in writing of its request that the Company file a registration statement with the SEC covering the shares to be registered.

The description above is intended to provide a summary of the material terms of the Amendment.  This summary is qualified in its entirety by reference to the full text of the Amendment which is attached as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6. Exhibits

Exhibit Number	Description
10.1	Amendment No. 2 to Registration Rights Agreement, dated effective June 30, 2011, between Balqon Corporation and Seven One Limited.(*)
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101.1	Interactive Data File. (*)
_________________________
(*)           Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of July, 2011.

BALQON CORPORATION

By:	/S/ BALWINDER SAMRA
Balwinder Samra,
President and Chief Executive Officer (principal executive officer)

BALQON CORPORATION
EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
10.1	Amendment No. 2 to Registration Rights Agreement, dated effective June 30, 2011, between Balqon Corporation and Seven One Limited.
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data File.