Form 10-Q
period 2011-09-30
BALQON CORP.
filed 2011-11-14
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicateby check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer (do not check if Smaller Reporting Company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of November 11, 2011, was 35,641,530.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross profit margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industries; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industries and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and in Item 1A of Part II of this report.  These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

BALQON CORPORATION

QUARTERLY REPORT
ON
FORM 10-Q

TABLE OF CONTENTS

		Page

PART I FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	35
ITEM 4.	Controls and Procedures	35

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings	36
ITEM 1A.	Risk Factors	36
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
ITEM 3.	Defaults Upon Senior Securities	36
ITEM 4.	(Removed and Reserved)	36
ITEM 5.	Other Information	36
ITEM 6.	Exhibits	37

PART I – FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$214,085	$4,407,273
Accounts receivable:
Related Parties	480,567	—
Third Parties	286,816	1,908
Costs and estimated earnings in excess of billings on uncompleted contracts	34,224	34,224
Inventories	1,980,520	1,008,270
Prepaid expenses	195,813	70,738
Total current assets	3,192,025	5,522,413

Property and equipment, net	69,429	82,473

Other assets:
Deposits	14,400	14,400
Distribution agreement with related entity, net	1,033,040	1,403,375
Trade secrets, net	—	46,744
Goodwill	166,500	166,500

Total assets	$4,475,394	$7,235,905

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses:
Related Parties	$359,100	$—
Third Parties	1,504,253	1,446,674
Customer deposits	1,226,253	1,159,601
Loan payable, Bridge Bank	299,941	—
Advances from shareholder	5,018	5,018
Derivative liability	791,033	955,974
Current portion of convertible notes payable	1,993,919	—
Total current liabilities	6,179,517	3,567,267

Convertible notes payable, net of discount and current portion	—	1,157,431

Commitments and Contingencies

Shareholders’ Equity (Deficiency)
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,641,530 and 34,942,514 shares issued and outstanding on September 30, 2011 and December 31, 2010, respectively	35,640	34,942
Additional paid in capital	18,283,625	17,815,158
Accumulated deficit	(20,023,388)	(15,338,893)
Total shareholders’ equity (deficiency)	(1,704,123)	2,511,207

Total liabilities and shareholders’ equity (deficiency)	$4,475,394	$7,235,905

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES:
Related Parties	$348,118	$104,808	$651,072	$104,808
Third Parties	486,825	17,503	799,477	559,921
Total Revenues	834,943	122,311	1,450,549	664,729
COSTS OF REVENUES	(729,430)	(113,275)	(1,138,370)	(609,876)
GROSS PROFIT	105,513	9,036	312,179	54,853
OPERATING EXPENSES
General and administrative	709,827	482,008	2,886,272	1,646,975
Research and development	130,820	63,690	424,544	187,808
Depreciation and amortization	146,490	30,276	460,534	105,311
Total operating expenses	987,137	575,974	3,771,350	1,940,094
LOSS FROM OPERATIONS	(881,624)	(566,938)	(3,459,171)	(1,885,241)
Private placement costs	—	(359,904)	—	(359,904)
Change in fair value of derivative liabilities	263,199	58,636	164,941	58,636
Interest expense	(393,958)	(391,354)	(1,390,265)	(863,422)
NET LOSS	$(1,012,383)	$(1,259,560)	$(4,684,495)	$(3,049,931)
Net loss per share – basic and diluted	$(0.03)	$(0.05)	$(0.13)	$(0.12)
Weighted average shares outstanding, basic and diluted	35,628,762	25,733,348	35,486,984	25,703,256

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (Unaudited)

	Common Stock, $0.001 Par Value
	Number	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balances, December 31, 2010	34,942,514	$34,942	$17,815,158	$(15,338,893)	$2,511,207
Common shares issued upon conversion of notes payable	390,684	390	296,860	—	297,250
Common shares issued for cash upon exercise of warrants	283,332	283	148,382	—	148,665
Common stock issued to director	25,000	25	23,225	—	23,250
Net loss	—	—	—	$(4,684,495)	$(4,684,495)
Balances, September 30, 2011	35,641,530	$35,640	$18,283,625	$(20,023,388)	$(1,704,123)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,684,495)	$(3,049,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	460,534	105,311
Fair value of common stock issued for services	23,250	208,000
Fair value of warrants granted for services	—	26,562
Cost of private placement	—	359,904
Change in fair value of derivative liability	(164,941)	(58,636)
Amortization of note discount	1,133,738	657,490
Changes in operating assets and liabilities:
Accounts receivable	(765,475)	(165,481)
Costs and estimated earnings in excess of billings	—	(34,224)
Inventories	(972,250)	(81,731)
Prepaid expenses	(125,075)	5,389
Accounts payable and accrued expenses	416,678	(53,968)
Customer advance	66,652	—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(650)
Net cash used in operating activities	(4,611,384)	(2,081,965)

Cash flows from investing activities:
Acquisition of property and equipment	(30,410)	(6,360)
Net cash used in investing activities	(30,410)	(6,360)

Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of warrants	148,665	—
Net proceeds from bank loan	299,941	91,313
Proceeds from issuance of convertible notes	—	1,911,750
Net cash provided by financing activities	448,606	2,003,063

Decrease in cash and cash equivalents	(4,193,188)	(85,262)
Cash and cash equivalents, beginning of period	4,407,273	118,635
Cash and cash equivalents, end of period	$214,085	$33,373

Supplemental Cash Flow Information:
Income taxes paid	$—	$—
Interest paid	$253,938	$223,722

Supplemental non cash financing and investing activities:
Conversion of notes payable to common stock	$297,250	$15,000
Fair value of beneficial conversion feature and warrants issued with unsecured convertible notes	$—	$1,500,000
Derivative liability arising from issuance of convertible notes and warrants	$—	$771,654

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Balqon Corporation, a California corporation (“Balqon California”), was incorporated on April 21, 2005 and commenced business operations in 2006.  On October 24, 2008, Balqon California completed a merger with BMR Solutions, Inc., a Nevada corporation (“BMR”), with BMR being the survivor of the merger.  Upon the closing, BMR changed its name to Balqon Corporation (the “Company”).  The Company develops and manufactures electric drive systems, charging systems and battery systems for electric vehicles, industrial equipment and renewable energy storage devices.  The Company also designs and assembles electric powered yard tractors, short haul drayage tractors and inner city Class 7 and 8 delivery trucks utilizing its proprietary drive system technologies.

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2010 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2010 and 2009 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011. These financial statements should be read in conjunction with that report.

Going Concern

For the nine months ended September 30, 2011, the Company recorded a net loss of $4,684,495 and utilized cash in operations of $4,611,384.  As of September 30, 2011, the Company had a working capital deficit of $2,987,492 and a shareholders’ deficiency of $1,704,123.  The Company has been, and currently is, working towards identifying and obtaining new sources of financing. No assurances can be given that the Company will be successful in obtaining additional financing in the future.  Any future financing that the Company may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that the Company is able to obtain will likely include financial and other covenants that will restrict the Company’s flexibility. At a minimum, the Company expects these covenants to include restrictions on its ability to pay dividends on its common stock. Any failure to comply with these covenants would have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and cash flows.   In addition, the Company’s senior secured convertible debentures issued between July and December 2010 contain covenants that include restrictions on our ability to pay dividends on its common stock.

If adequate funds are not available, the Company may be required to delay, scale back or eliminate portions of its operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of the Company’s proprietary technology and other important assets and could also adversely affect its ability to fund the Company’s continued operations and its product and service development efforts.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

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

Inventories

Inventories consist mainly of raw materials and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Recorded inventories at September 30, 2011 do not include approximately $2,270,700 of batteries and other items held on consignment from Seven One Battery Company, an affiliate of the Company’s Chairman of the Board. (See Note 3.)

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

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

The Company’s estimate of fair value is based on the best information available, in the absence of quoted market prices.  The Company generally calculates fair value as the present value of estimated future cash flows that the Company expects to generate from the asset using a discounted cash flow income approach as described above.  If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. Based upon management’s assessment, there were no indicators of impairment of the Company’s goodwill or intangible assets at September 30, 2011 or December 31, 2010.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period.  Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive.  Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  As of September 30, 2011, common stock equivalents were comprised of options exercisable into 1,416,695 shares of the Company’s common stock, warrants exercisable into 14,102,755 shares of the Company’s common stock and notes payable convertible into 3,900,758 shares of the Company’s common stock.  For the three month periods ended September 30, 2011 and 2010, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Assets and Liabilities Measured at Fair Value (continued)

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2011.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$—	$—	$791,033	$791,033

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Monte Carlo simulation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

For the nine months ended September 30, 2011, 24% of total revenues were from one customer.  For the three months ended September 30, 2011, 37% of total revenue were from one customer. For the nine months ended September 30, 2010, 48% of total revenues were from one customer, the City of Los Angeles.  For the three months ended September 30, 2010, 82% of total revenues were from one customer.

At September 30, 2011, 36% of accounts receivable were from one customer while 27% of accounts receivable were from another customer.   At December 31, 2010, 65% of accounts receivable were from one customer.

For the nine months ended September 30, 2011, 20% of costs of revenue were to one vendor.  For the nine months ended September 30, 2010, 58% of costs of revenue were to one vendor. For the three months ended September 30, 2011, 29% of costs of revenue were to one vendor.  For the three months ended September 30, 2010, 69% of costs of revenue were to one vendor.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations (continued)

At September 30, 2011, accounts payable to the largest vendor represented 30% of accounts payable. Accounts payable to other two largest vendors represented 25% and 8%, respectively, of accounts payable at September 30, 2011.  At December 31, 2010, accounts payable to the largest vendor represented 42% of accounts payable balances.  Accounts payable to other two largest vendors represented 32% and 8%, respectively, of total accounts payable as of December 31, 2010.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2011 (Unaudited)	December 31, 2010
Computer equipment and software	$121,680	$103,675
Office furniture	35,300	28,484
Equipment	35,941	30,352
Leasehold improvements	21,711	21,711
Total property and equipment, cost	214,632	184,221
Less: accumulated depreciation and amortization	(145,203)	(101,748)
Property and equipment, net	$69,429	$82,473

Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2011 and 2010 was $43,455 and $58,572, respectively.

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

In January 2011, based on the terms of the Distribution Agreement, the Company received battery units valued at $2,629,800 on a consignment basis.  During the nine months ending September 30, 2011, the Company sold batteries for aggregate sales proceeds of $423,738 with a cost of $359,100 which amount is included on the accompanying Statement of Operations. As of September 30, 2011, the Company held the remaining battery units valued at $2,270,700 on a consignment basis.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

NOTE 3 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY (continued)

The Distribution Agreement is being amortized on a straight line basis over the three year term of the agreement.

	September 30, 2011 (Unaudited)	December 31, 2010
Value of Distribution Agreement	$1,403,375	$1,403,375
Less: accumulated amortization	370,335	—
Distribution Agreement, net	$1,033,040	$1,403,375

NOTE 4 – LOAN PAYABLE – BRIDGE BANK

On February 25, 2009, the Company executed a Business Financing Agreement, dated February 18, 2009, with Bridge Bank, National Association (the “Lender”) (the “Initial Agreement”).  The Initial Agreement has been amended by Business Financing Modification Agreements dated effective February 26, 2009 and August 4, 2009, respectively (the “Modification Agreements,” and together with the Initial Agreement the “Credit Agreement”).  The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000 (the “Credit Facility”).  At September 30, 2011, there was $299,941 outstanding and $313,964 was available under the terms of the Credit Facility.  At December 31, 2010, no amounts were outstanding and $1,526 was available under the terms of the Credit Facility.

The Credit Facility is formula-based and generally provides that the outstanding borrowings may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  The Credit Facility is secured by a continuing first priority security interest in all the Company’s personal property (subject to customary exceptions).  Interest on the Credit Facility is payable monthly, at the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum (6% at September 30, 2011).  The Credit Agreement may be terminated at any time by either party to the Credit Agreement.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

Convertible notes payable consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011 (Unaudited)	December 31, 2010
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012 (1)	$916,500	$985,000

Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (2)	1,330,000	1,483,750

Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (3)	775,000	850,000
Convertible notes payable	3,021,500	3,318,750
Less: note discount	(1,027,581)	(2,161,319)
Convertible notes payable, net of note discount	$1,993,919	$1,157,431
Less: current portion of subordinated unsecured notes	(1,993,919)	—
Convertible notes payable, net of note discount and current portion	$—	$1,157,431

(1)   Between March 25, 2009 and June 19, 2009, the Company entered into agreements with 34 accredited investors for the sale by the Company of an aggregate of $1,000,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  The notes are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes).  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the nine months ended September 30, 2011, $68,500 in principal amount of these notes was converted to 68,500 shares of the Company’s common stock.  As of September 30, 2011, $916,500 in principal was outstanding under these notes.

The Company determined that the relative fair value of the warrants upon issuance was $639,061.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the fair value of the beneficial conversion feature was approximately $360,939. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 54.39%, a risk free interest rate of 1.15%, and no expected dividend yield. The relative value of the warrants of $639,061 and the beneficial conversion feature of $360,939 was recorded by the Company as a loan discount of $1,000,000, which the Company is amortizing to interest expense over the life of the notes.  As of September 30, 2011, the unamortized balance of the note discount was $160,918.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

NOTE 5 –CONVERTIBLE PROMISSORY NOTES (continued)

(2)   Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,999,993 shares of the Company’s common stock at an exercise price of $0.50 per share.  In connection with the offering, the Company issued three year warrants to purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.  The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the nine months ended September 30, 2011, $153,750 of the principal of the notes was converted into 204,998 shares of the Company’s common stock.  As of September 30, 2011, $1,330,000 in principal was outstanding under these notes.

The Company determined that the relative fair value of the warrants upon issuance was $731,710.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the fair value of the beneficial conversion feature was approximately $768,290. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield.  The relative value of the warrants of $731,710 and the beneficial conversion feature of $768,290 was recorded by the Company as a loan discount of $1,500,000, which the Company is amortizing to interest expense over the life of the notes.  As of September 30, 2011, the unamortized balance of the note discount was $492,894.

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

During the nine months ended September 30, 2011, $75,000 of the principal of the Debentures was converted into 117,186 shares of the Company’s common stock.  As of September 30, 2011, $775,000 in principal was outstanding under these Debentures.  Under the adjustment provisions of the Debentures and warrants, the conversion price of the Debentures and the exercise price of the warrants were reduced to $0.64 in connection with a private placement of our common stock and warrants in December 2010.

The Debentures are due on September 30, 2012, or at the Company’s sole discretion, on March 31, 2013 (the “Maturity Date”) or such date as this Debenture is required or permitted to be repaid as provided in the agreement.  The Debentures are secured under the terms of a security agreement granting the holders of the Debentures a security interest in all of the Company’s personal property.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

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

The Company determined the aggregate fair value of the warrants issued to investors and its placement agent to be $511,399 and the initial fair value of the embedded beneficial conversion feature of the Debentures to be $504,440 (an aggregate amount of $1,015,839).  These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model.  In accordance with current accounting guidelines, the excess of $165,839 of derivative liability created over the face amount of the Debentures was considered to be a cost of the private placement.  In addition, the Company also incurred another $193,500 of closing costs (consisting of $93,500 of placement agent fees and $100,000 of legal fees directly related to the offering).  As such, the Company recorded an $850,000 valuation discount upon issuance, and in 2010, recognized private placement costs of $358,339 for financial reporting purposes.  The aggregate fair value of the derivative liabilities as of September 30, 2011 was $791,033 (see Note 6).

As of September 30, 2011, the Company has amortized $401,233 of the valuation discount, and the remaining unamortized valuation discount of $373,767 as of September 30, 2011 has been offset against the face amount of the Debentures for financial statement purposes.

As of September 30, 2011, the total discount of $1,027,581 is offset against the balance of the Debentures for financial statement presentation. During the nine months ended September 30, 2011, amortization of loan discount was $1,133,738.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

NOTE 6 – DERIVATIVE LIABILITY (continued)

The derivative liabilities were valued using Monte Carlo simulation model with the following assumptions:

	September 30, 2011	December 31, 2010
Conversion feature:

Risk-free interest rate	0.13%	1.75%
Expected volatility	78.3%	90.00%
Expected life (in years)	1 years	1.75 years
Expected dividend yield	0	0

Warrants:

Risk-free interest rate	0.69%	1.76%
Expected volatility	103.5%	95.00%
Expected life (in years)	4 years	4.75 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	313,633	464,844
Warrants	477,400	491,130
	$791,033	$955,974

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

As of September 30, 2011, the aggregate derivative liability of the conversion feature and the warrants was $791,033.  For the nine months ended September 30, 2011, the Company recorded a change in fair value of the derivative liabilities of $164,941.

NOTE 7 – INCOME TAXES

At September 30, 2011, the Company had available federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $19,000,000 for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will be able to realize the tax benefit of the carryforwards.

Accordingly, the Company has not recognized a deferred tax asset for this benefit. Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

NOTE 7 – INCOME TAXES (continued)

Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Significant components of the Company’s deferred income tax assets are as follows:

	September 30, 2011 (Unaudited)	December 31, 2010
Deferred income tax asset:
Net operating loss carryforward	$7,640,000	$5,562,000
Valuation allowance	(7,640,000)	(5,562,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	September 30, 2011 (Unaudited)	December 31, 2010
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(5.8)%	(5.8)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—	—%

The Company adopted authoritative guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of September 30, 2011 and December 31, 2010, the Company does not have a liability for unrecognized tax benefits.

NOTE 8 – SHAREHOLDERS’ EQUITY

Shares Issued Upon Conversion of Convertible Notes

During the nine months ended September 30, 2011, $297,250 in principal amount of convertible promissory notes were converted into 390,684 shares of the Company’s common stock in accordance with the original terms of the convertible promissory notes.

Shares Issued Upon Exercise of Warrants

During the nine months ended September 30, 2011, the Company issued 283,332 shares of its common stock upon the exercise of outstanding warrants resulting in cash proceeds of $148,665 to the Company.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

Shares Issued Upon Exercise of Warrants (continued)

During the nine months ended September 30, 2011, the Company issued 25,000 shares of its common stock to a new member of the Company’s board of directors, valued in the aggregate at $23,250 based on the trading price of the Company’s common stock at the grant date.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock Options

At September 30, 2011, options shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2011	3,041,728	$2.25
Granted	—	—
Exercised	—	—
Expired	(1,625,033)	$2.03
Balance at September 30, 2011	1,416,695	$2.50

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$2.50	1,416,695	$2.50	1.0	1,416,695	$2.50

There was no aggregate intrinsic value of the 1,416,695 options outstanding and exercisable as of September 30, 2011 based on the trading price as of the period then ended.  At September 30, 2011, all options were vested and there were no unvested options outstanding.

Warrants

At September 30, 2011, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2011	15,929,147	$0.96
Granted	10,000	$1.00
Exercised	(283,332)	$.52
Expired	(1,553,060)	$2.00
Balance at September 30, 2011	14,102,755	$0.92

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

During the nine months ended September 30, 2011, the Company issued 283,332 shares of its common stock upon the exercise of outstanding warrants resulting in cash proceeds of $148,666 to the Company.

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.50	1,782,660	$0.50	$0.9	1,782,660	$0.50
$0.64	8,680,500	$0.64	$4.0	8,680,500	$0.64
$1.00	50,000	$1.00	$2.1	50,000	$1.00
$1.50	3,285,000	$1.50	$0.64	3,285,000	$1.50
$2.50	304,595	$2.50	$0.4	304,595	$2.50
	14,102,755			14,102,755

As of September 30, 2011, the aggregate intrinsic value of the warrants outstanding and exercisable was $1,191,257.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

City of Los Angeles Agreement

On June 26, 2008, the Company entered into an agreement with the City of Los Angeles to manufacture and deliver 20 electric yard tractors, 5 short-haul electric tractors, and associated equipment including chargers, batteries and controllers for a total of $5,383,750. As of September 30, 2011, the Company had delivered 14 electric yard tractors and one short-haul electric tractor to the City of Los Angeles. The Company agreement with the City of Los Angeles terminated on June 26, 2011, and, consequently, the Company does not have an obligation to sell, and the City of Los Angeles does not have an obligation to buy, the remaining 10 vehicles. The Company expects to negotiate an agreement with the City of Los Angeles that will allow the Company to deliver the remaining 6 electric yard tractors, 4 short-haul electric tractors and associated equipment to the City of Los Angeles by March 31, 2012. While the Company is confident that such an agreement with the City of Los Angeles will be reached, no assurance that we will in fact enter into such an agreement can be given.

During 2009, under the terms of the Company’s agreement with the City of Los Angeles, the Company requested and was issued an advance payment in the amount of $1,159,601. This advance payment was recorded as a customer deposit. This customer deposit will be applied against the Company’s final invoices under its purchase order for 25 electric vehicles discussed above. To the extent that the Company cannot successfully negotiate an agreement with the City of Los Angeles that gives the Company additional time to deliver the remaining 10 vehicles and associated equipment to the City of Los Angeles under the same terms as the original agreement, the Company may have to return up to the entire $1,159,601 to the City of Los Angeles.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

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

Electric Drive System Purchase Order With Related Entity

On January 25, 2011, the Company entered into an agreement with Winston Global Energy (“WGE”), a related entity, whereby WGE agreed to purchase 300 electric drive systems from the Company at an aggregate purchase price of $15.9 million (the “WGE Purchase Order”).  Under the terms of the WGE Purchase Order, the Company agreed to deliver the electric drive systems to WGE by July 25, 2012.  During the nine months ended September 30, 2011, a significant portion of the Company’s production efforts were focused on designing an electric drive system configuration that can be integrated into 14 to 30 passenger mini-buses in connection with the WGE Purchase Order. As of November 11, 2011, the Company has delivered one electric drive system under the WGE Purchase Order and is working with WGE to ensure that it can be integrated into the mini-bus chassis specified by WGE.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2011, the Company had sales of $348,118 and $651,072, respectively, to companies related to the Company’s chairman.  During the three and nine months ended September 30, 2010, the Company had sales of $104,808 and $104,808, respectively, to companies related to the Company’s chairman.  As of September 30, 2011, $480,567 of accounts receivable are owed by companies related to the Company’s chairman to the Company.

During the nine months ended September 30, 2011, the Company purchased batteries for a cost of $359,100 from SOL, a company related to the Company’s chairman.  As of September 30, 2011, $359,100 of accounts payable are owed to SOL.  See also Note 3 for a description of the Company’s transactions with SOL.

See also Note 10 for a description of the Company’s transactions with WGE.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes to financial statements included elsewhere in this report.  This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

●	the projected growth or contraction in the industries within which we operate;

●	our business strategy for expanding, maintaining or contracting our presence in these markets;

●	anticipated trends in our financial condition and results of operations; and

●	our ability to distinguish ourselves from our current and future competitors.

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

Business Overview

We are a developer and manufacturer of electric drive systems, charging systems and battery systems for trucks, tractors, buses, industrial equipment and renewable energy storage devices.  We also design and assemble electric powered yard tractors, short haul drayage tractors and inner city trucks utilizing our proprietary drive systems, battery systems and charging systems.

Each of our electric drive systems is comprised of an electric motor, transmission, our proprietary flux vector motor controller (which controls the speed of an electric motor by varying the input frequency and voltage from a vehicle’s batteries), power electronic components and proprietary software configured to specific application needs.  Our lithium battery systems feature our proprietary battery management system, or BMS, an electronic device connected to each lithium battery cell to monitor and balance the state of charge of the battery, including its temperature, voltage and current during charge and discharge cycles. Our proprietary software allows our BMS to be used on any battery cell chemistry.  Our charging systems, introduced in the third quarter of 2011, vary in capacity ranging from 8 kilo Watt, or kW, to 120 kW in power and 200 Volts to 700 Volts in charge voltage.

A key element of our marketing strategy is to provide fully integrated propulsion and energy systems to vehicle manufacturers worldwide, allowing original equipment manufacturers, or OEMs, of commercial vehicles, such as trucks, tractors, and buses, to rapidly integrate our proprietary technologies into diversified vehicle platforms to address a growing global demand for commercial electric vehicles.  We are also engaged in the research and development of battery systems, charging systems and power inverters (which converts direct current voltage into a alternating current voltage) for use in energy storage devices to reduce peak loads in commercial applications such as in the telecommunications industry and in large commercial and industrial buildings.

We sell our electric drive systems, charging systems and battery systems to global OEMs of commercial vehicles and industrial equipment.  A key element of our sales strategy is to develop strategic partnerships with regional OEM’s to jointly develop commercial electric vehicles incorporating our drive systems, charging systems and battery systems into localized chassis platforms that meet regional customer needs. We believe that this strategy allows us to market our proprietary technologies to global customers while reducing product development and integration time for our OEM partners.

We also develop, design, assemble, market and sell zero-emissions heavy-duty electric yard tractors, heavy-duty short haul drayage tractors, and inner city Class 7 and Class 8 trucks and medium-duty trucks that feature our proprietary electric drive systems, charging systems and lithium battery systems.  Our heavy-duty electric tractors are suitable for use in the transportation of containers and heavy loads in off-highway applications at facilities such as marine terminals, rail yards, industrial warehouses, intermodal facilities (facilities where freight is transferred from one mode of transportation to another without actual handling of the freight itself when changing modes), military bases and industrial plants.  Our medium-duty electric trucks can be configured by our customers for various uses in inner city on-highway applications.  For example our customers can configure our medium-duty electric trucks as box trucks or shuttle busses for use in inner city applications.

As of the date of this report, our electric tractor product portfolio features three products in our Nautilus product line, the Nautilus XE20, a heavy-duty electric yard tractor, the Nautilus XE30, a heavy-duty electric short-haul tractor, and the Nautilus XR E20, a longer-range version of the Nautilus XE20.  We also offer a heavy-duty Class 7 and Class 8 electric truck, the Mule M150, and a medium-duty electric truck, the Mule M100.  The Mule M100 and the Mule M150 are designed as zero emissions solutions to transport loads of 4 tons and 7 tons, respectively, and, depending on battery selection, can be configured to have a range of up to 150 miles on a single charge under unloaded conditions.

Recent Developments

Overview

During the first nine months of 2011 and through November 11, 2011, a significant portion of our research and development efforts, have been focused on the development of electric drive systems, charging systems, and the next generation of our flux vector motor controllers to address the light and medium-duty vehicle markets.  During the third quarter of 2011, we developed our proprietary charging systems, high frequency fast chargers that have a capacity of up to 160 kW that will provide our customers with the capability to charge our vehicles in less than two hours.  During the third quarter of 2011, we also completed the development of our next generation flux vector motor controllers, which incorporate the latest transistor technology that is commercially available and provide higher efficiency and more power than our existing flux vector motor controllers.  Our next generation flux vector motor controllers are designed to work seamlessly with induction motor or permanent magnet motor designs, allowing us the ability to develop drive systems for light-duty vehicles such as automobiles, pickup trucks and light-duty delivery vehicles.  Our efforts during the third quarter of 2011 also led to the development of power inverters, charging systems and battery systems capable of providing up to one Mega Watt, or MW, of power in peak load sharing applications in energy storage devices.  During the third quarter of 2011, we also developed and battery systems to address applications such as forklifts and pallet jacks in the telecommunication energy storage and material handling markets.

A significant portion of our production efforts during the first nine months of 2011 and through November 11, 2011, have been focused on designing an electric drive system configuration that can be integrated into 14 to 30 passenger mini-buses in connection with an order from Winston Global Energy, or WGE, and an agreement with Ashok Leyland Ltd., integrating the electric drive systems we developed in connection with the WGE order and our agreement with Ashok Leyland into the mini-bus chassis specified by each of them, developing a medium-duty on-road electric truck, our Mule M100, and producing Nautilus XR E20s in connection with an agreement with T&K Logistics, Inc. and an agreement with the City of Los Angeles.  Our product engineering efforts during the first nine months of 2011 resulted in the development of an extended range yard tractor, our Nautilus XR E20, which is capable of operating over two shifts on a single charge in warehouse applications.  In addition, during the third quarter of 2011, we developed a drive system for a yard tractor to address the zero emissions tractor market in Europe.  During the third quarter of 2011, we also developed, tested and sold a Mule M100, a medium-duty inner city truck, configured for use as an electric 32 passenger shuttle bus.  Further, during the third quarter of 2011, we developed and sold a chassis that includes our drive system, battery system and charging system to be configured for use as a 40 foot passenger bus.

Significant Highlights

During the third quarter of 2011, we introduced our charging systems which vary in capacity ranging from 8 kW to 120 kW in power and 200 Volts to 700 Volts in charge voltage. Our charging systems feature 8 kW modules that are connected in series to achieve a maximum charge rate of 120 kW.  Our charging systems are equipped with our proprietary software that conforms to Society of Automotive Engineers J1772 communication and protocol requirements.

In October 2011, we sold five units of our next generation flux vector motor controllers to a customer engaged in manufacturing of monorail systems.  Our new generation of motor controllers are equipped with current transistor technology and are able to work seamlessly with induction or permanent magnet motor designs.  We expect to market these flux vector motor controllers to automobile manufacturers worldwide for use in light-duty passenger vehicle and cargo vehicle applications.

In November 2011, we completed the assembly of and delivered a one MW battery storage system to a local university for use as peak load sharing device.  We will recognize revenue on the delivered system once it becomes operational. The system is currently being tested and we expect it to become operational by December 31, 2011.  Once operational, the battery storage system will allow us to determine the electricity cost savings to the customer.  We expect to use this data to assist us in determining the cost effectiveness of such systems for future installations.

During the third quarter of 2011, one of our electric drive systems was integrated in to a heavy-duty tow tractor jointly developed by us and Mol Industries, an OEM located in Europe.  As of the date of this report, we have completed initial testing and demonstration of this vehicle.  The completed vehicle conforms to European requirements and meets required CE certifications. We expect that the demonstrations of the Mol Industries tractor featuring our electric drive system will result in additional orders for our electric drive systems from OEMs in Europe.

In third quarter of 2011, we sold two Nautilus XR E20 yard tractors, one to a steel manufacturer and one to a military base.  We expect that these Nautilus XR E20s will be used to transport trailers and containers at these facilities.  In addition to our Nautilus XR E20s, we also shipped our new charging systems to these customers, enabling our customers to use the Nautilus XR E20s during three shift operations.

During the third quarter of 2011, we developed, tested and sold a Mule M100, a medium-duty inner city truck, configured for use as an electric 32 passenger shuttle bus.  During this period, we also delivered and sold one 40 foot passenger electric drive chassis and a charging system to a customer engaged in development of next generation electric buses and passenger vehicles.  The chassis incorporates our drive system and battery system and will be configured by our customer for use as a 40 foot passenger bus.  We expect our customer to complete the body development of the vehicle during the first quarter of 2012 and demonstrate the completed bus to the local transit department soon thereafter.

During the third quarter, we also sold four battery storage systems to a customer in the telecommunications industry to demonstrate fuel savings resulting from the use of battery power on remote wireless towers.  As of the date of this report, the battery storage systems are operational and have demonstrated a significant reduction in fuel costs resulting from use of battery power during off-peak hours of operation of the wireless towers.  Based on our preliminary results of fuel savings, we anticipate that we will receive additional orders for our battery storage systems from customers in the telecommunications industry during 2012.

Significant Customers and Strategic Partnerships

In November 2010, T&K Logistics, the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan, agreed to lease 10 of our Nautilus yard tractors for use at the assembly plant for a period of 36 months. While we shipped five of our Nautilus XR E20s to T&K Logistics during the first six months of 2011, T&K Logistics has not accepted delivery of these five units due to delays during the installation of charging systems into the tractors. The Nautilus XR E20s that we shipped to T&K Logistics featured battery systems with double the battery energy and, therefore, double the range of our Nautilus XE20s. Due to delays during the installation of charging systems into the  tractors at T&K Logistics’ facility, we have delayed shipment of additional five units to T&K Logistics until the five tractors that have already been shipped are installed with charging systems and are accepted by T&K Logistics. We will not begin to generate revenues under the leasing arrangement with T&K Logistics until T&K Logistics accepts the initial five tractors. We expect the five Nautilus yard tractors that we have shipped to T&K Logistics to be installed with charging systems and be accepted by T&K Logistics in November 2011 and we intend to deliver the remaining five units to T&K Logistics during the first quarter of 2012.

In January 2011, we entered into an agreement with WGE, an affiliate of our Chairman of the Board headquartered in Shenzhen China, under which WGE agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.  The electric drive systems are to be integrated into 14 to 30 passenger mini-buses and must be delivered by no later than July 25, 2012.   During the second and third quarters of 2011, we spent significant efforts towards developing a medium-duty electric drive system that would seamlessly integrate into a 14 passenger mini-bus chassis specified by WGE.  As of the date of this report, we have delivered one electric drive system under the WGE purchase order and are working with WGE to ensure that it can be integrated into the mini-bus chassis specified by WGE.  We have experienced delays during the integration process due to chassis limitations and are in the process of redesigning the drive systems to ensure proper integration into the chassis.  Once our electric drive system has been integrated into the 14 passenger mini-bus, the mini-bus will be tested.  After the initial mini-bus is successfully tested and accepted by WGE, we will begin production of the remaining drive systems and begin generating revenues under the agreement with WGE.  We expect to begin testing the 14 passenger mini-bus that incorporates our medium-duty electric drive system during the first quarter of 2012 and anticipate that we will successfully deliver the 300 electric drive systems to WGE by July 25, 2012.

Under an agreement with the City of Los Angeles, or City of Los Angeles Agreement, we agreed to sell 20 Nautilus E20 heavy-duty electric yard tractors (the predecessor to our Nautilus XE20) and five Nautilus E30 short-haul tractors (the predecessor to our Nautilus XE30) to the City of Los Angeles for use at the Port of Los Angeles.  As of November 11, 2011, we have delivered 14 Nautilus E20s (including four Nautilus XE20s two of which have been retrofitted with extended range lithium batteries and are referred to as our Nautilus XR E20s) and one Nautilus XE30, to the Port of Los Angeles under the terms of the City of Los Angeles Agreement.  Initial use of the electric vehicles at the Port of Los Angeles evidenced that the vehicles had a range of between five and six hours.  Upon the request of the City of Los Angeles to increase the range of the vehicles to meet two shift operations, we retrofitted two of the vehicles we had delivered under the City of Los Angeles Agreement with extended range lithium battery systems, hydraulic systems and idle stop software thereby extending the range of the resultant vehicle, the Nautilus XR E20.  The two retrofitted Nautilus XR E20s have been undergoing testing under various load conditions at a marine facility for approximately 3 months to determine whether the vehicles can operate for two shift operations on a single charge. We believe that the performance of the Nautilus XR E20s are meeting expectations, and have been requested by the by the City of Los Angeles to retrofit two additional vehicles with extended range lithium battery systems for testing at an alternate facility. The agreement with the City of Los Angeles terminated on June 26, 2011, and, consequently, we do not have an obligation to sell, and the City of Los Angeles does not have an obligation to buy, the remaining 10 vehicles. We expect to negotiate an agreement with the City of Los Angeles that will allow us to deliver the remaining 6 electric yard tractors, 4 short-haul electric tractors and associated equipment to the City of Los Angeles by March 31, 2012. While we are confident that such an agreement with the City of Los Angeles will be reached, no assurance can be given that we will in fact enter into such an agreement.

During the year ended December 31, 2010, we delivered electric drive systems and lithium battery systems to Ashok Leyland, a large manufacturer of trucks and buses based in India, to be installed into intercity hybrid buses to be used for demonstration purposes.  The intercity hybrid buses incorporating our electric drive systems and lithium battery systems underwent field tests for eight months.  As a result of the successful demonstration and testing of these intercity hybrid buses, in April 2011, we entered into a Joint Development Agreement with Ashok Leyland under which we will work with Ashok Leyland to jointly develop and test six electric vehicles (comprised of buses and trucks) using Ashok Leyland’s glider chassis and our electric drive systems and lithium battery systems.  As of the date of this report, we have sold two electric drive systems to Ashok Leyland for integration into prototype inner city buses.  Subject to the six prototypes being delivered and meeting established performance and cost targets and/or Ashok Leyland obtaining firm requirements from its customers, Ashok Leyland has agreed to purchase a minimum of 14 additional drive systems from us for sale to its customers.

Distribution Agreement

In December 2010, we entered into a three year distribution agreement, or Distribution Agreement, with Seven One Limited, or SOL, under which we were appointed as the exclusive authorized distributor in the United States for the promotion, marketing and sale of lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company.  On September 30, 2011, batteries with a value of $2,270,700 were held on consignment.  For the nine months ending September 30, 2011, we sold batteries for an aggregate of $423,738 which batteries had a cost basis of $359,100.

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

We estimate the fair value of stock options and warrants using the Black-Scholes Merton option-pricing model, which was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions, including the expected price volatility of the underlying stock and the expected life of stock options. Projected data related to the expected volatility of stock options is based on the average volatility of the trading prices of comparable companies and the expected life of stock options is based upon the average term and vesting schedules of the options. Changes in these subjective assumptions can materially affect the fair value of the estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of our employee stock options.

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

Impairment of Long-Lived Assets

The FASB, has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there were no indicators of impairment of our long lived assets at September 30, 2011 or December 31, 2010.

Financial Condition and Results of Operations

Our total revenues increased by $785,820, or 118%, to $1,450,549 for the first nine months of 2011 as compared to $664,729 for the first nine months of 2010.  Our total revenues increased by $712,632, or 583%, to $834,943 for the third quarter of 2011 as compared to $122,311 for third quarter of 2010.  The increase in revenues was as a result of the introduction of our new products and drive system, battery system and charging system technologies that we developed during 2011.  Gross profits during the first nine months of 2011 was $ 312,179, up $257,326, or 469%, from same period in 2010.  This increase is primarily due to higher revenues resulting from improved manufacturing utilization and reduced material cost of our battery systems.

We reported a net loss of $4,684,495 for the first nine months of 2011 as compared to a net loss of $3,049,931 for the first nine months of 2010.  We reported a net loss of $1,012,383 for the third quarter of 2011 as compared to a net loss of $1,259,560 for the third quarter of 2010.  Loss from operations during the first nine months was $3,459,171, an increase of $1,573,930 over losses from operations during the first nine months of 2010.  However, losses from operations as a percentage of sales during the first nine months of 2011 was 238%, as compared to losses from operations as a percentage of sales of 292% during the first nine months of 2010.  The increase in losses during 2011 is primarily attributable to increases research and development costs associated with our increased research and development efforts and marketing costs associated with our new products and technologies.

Our product mix during the first nine months of 2011 was greater than our product mix during the first nine months of 2010.  Sales of our electric drive systems accounted for 55% of our total sales during the first nine months of 2011 as compared to 26% of total sales during the first nine months of 2010.  During the first nine months of 2011, our sales of vehicles and parts accounted for 29% of our total sales, while during the first nine months of 2010, our sales of vehicles and parts accounted for 48% of total sales.

In December 2010, we raised $5,000,000 in connection with a private placement of common stock and warrants.  Using the capital we raised in December 2010, we ramped up our production processes during the first nine months of 2011.

Our lack of significant revenues during the first nine months of 2011 is a direct result of the length and complexity of our product development process.  Typically, we experience a significant time lag between receiving an order for our electric drive systems or battery systems and recognizing revenue in connection with the order due to the development time required to integrate our technologies into new vehicle platforms specified by our customers.  For example, while our electric drive systems and battery systems can be integrated into a multitude of product platforms, often times a substantial amount of time is needed to make design modifications to our product to ensure its integration into each new vehicle platform.  In most cases new designs require sourcing of raw materials contributing further to the already lengthy production time.  In the case of a new customer or a new product platform, it is customary in our business to complete and deliver a single unit prior to producing the entire order.  Once the initial product is delivered, installed and accepted by our customer, we begin production on the remaining order based on production delivery dates agreed upon with our customer.

While most of our production efforts during the first nine months of 2011 were focused on the WGE purchase order and the T&K Logistics leasing arrangement, 55% of our revenues during the period were derived from the delivery of drive systems to our OEM customers in the United States, Asia and Europe.  These drive systems were customized for vehicle configurations to be used in both on-road and off-road applications. We anticipate that the delivery of these drive systems will result in additional orders from our OEM partners in the future.

As of September 30, 2011, we had a working capital deficiency of $2,987,492, an accumulated deficit of $20,023,388 and reported a net loss for the first nine months of 2011 of $4,684,495.  Our plans for correcting these deficiencies include the future sales of our products and the raising of capital, which we expect will help provide us with the liquidity necessary to meet operating expenses.  Over the longer-term, we plan to achieve profitability through the sale of our drive systems, electric vehicles and other products.

Although approximately $15.9 million of our current backlog of approximately $19.5 million is attributable to our outstanding purchase order for 300 of our electric drive systems from WGE, we believe that our customer base will expand during the remainder of 2011. During 2012, we expect our sales to grow in markets such as China, India, and Europe.  We are optimistic that the demonstration of electric buses utilizing our technologies for Ashok Leyland during 2010 will result in additional sales in Asia.  We are also optimistic that the demonstration of a heavy-duty tow tractor that features our electric drive system for Mol Industries will result in additional sales Europe.  In addition, we believe that the integration of our drive systems into medium-duty on-road commercial vehicles will result in increased sales in the United States in 2011.  Our OEM partners in domestic and international markets have experienced increased sales activity for their products, which we expect will result in increased sales for our electric drive systems and battery systems.

We anticipate that a majority of future sales of our electric vehicles will be made directly to domestic and international OEMs.  We are optimistic that the demonstration of our extended range Nautilus XR E20 and Mule M100 to existing and potential customers will result in additional sales of our electric vehicles.

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

●	The first two data columns in each table show the absolute results for each period presented.

●	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

●	The last two columns in each table show the results for each period as a percentage of net revenues.

Third Quarter of 2011 Compared to the Third Quarter of 2010

	Three Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2011	2010
Net revenues	$834,943	$122,311	$712,632	583%	100%	100%
Cost of revenues	729,430	113,275	(616,155)	(544)%	87%	93%
Gross profit	105,513	9,036	96,477	1,068%	13%	7%
General and administrative expenses	709,827	482,008	(227,819)	(47)%	85%	394%
Research and development	130,820	63,690	(67,130)	(105)%	16%	52%
Depreciation and amortization	146,490	30,276	(116,214)	(384)%	18%	25%
Private placement costs	—	359,904	359,904	100%	—	294%
Change in derivative liability	(263,199)	(58,636)	204,563	349%	(32)%	(48)%
Interest expense	393,958	391,354	(2,605)	(1)%	47%	320%
Net loss	$(1,012,383)	$(1,259,560)	$247,177	20%	(121)%	(1,030)%

Net Revenues.  The increase in our revenues during the third quarter of 2011 is due to a change in the mix of products and services sold during the quarter as compared to the third quarter of 2010.  The new technologies and drive systems we sold during the third quarter of 2011 were developed during the first and second quarters of 2011.  During the third quarter of 2011, 47% of our revenues were generated from the shipment of drive systems for integration into medium sized buses and a heavy-duty tractor.  In addition, we also sold two of our Nautilus XR E20s, a Mule 100 and a chassis for a 40 foot passenger electric drive chassis during the third quarter of 2011.  In contrast, our revenues during the three months ended September 30, 2010 included revenues derived from the sale of parts and a fewer number of electric drive systems than we sold during the third quarter of 2011.  Based on our current backlog and capital resources, we expect that our revenues will increase during the fourth quarter of 2011.  Additionally, we expect that sales of our drive systems will represent approximately 75% of net revenues during 2011.

Gross Profit.  During the third quarter of 2011, we generated a gross profit, as a percentage of net revenues, of 13% as compared to 7% for the third quarter of 2010.  The increase in gross profit margins in the third quarter of 2011 as compared to the third quarter of 2010 is attributable to the higher margins on the sales of drive systems due to improved manufacturing utilization and the lower material costs related to the production of the battery systems and charging systems we sold during the third quarter of 2011 as compared to lower profit margins on the drive systems we sold during the third quarter of 2010.  Based on current cost data for the products in our backlog that we anticipate will be shipping during the remainder of 2011, we anticipate that our gross profit margin will be approximately 18% of net revenues for 2011.

General and Administrative Expenses.  The increase in general and administrative expenses is comprised largely of an increase in professional services fees of $192,082 and a net increase of $35,737 of other general and administrative expenses.  While our general and administrative expenses are expected to increase over the near term, these expenses as a percentage of net revenues are expected to decrease as we increase our net revenues.  We expect that over the near term, our general and administrative expenses will increase as a result of expenses related to increased management personnel, additional administrative and sales personnel, and additional employees associated with the anticipated ramp up in our business and sales.

Research and Development Expenses. The increase in research and development expenses $67,130 is primarily due to an increase in salaries and wages associated with additional headcount in our research and development group.  Our increased investment in personnel in our research and development group has resulted in the development of new products, such as the Nautilus XR E20 and the Mule M100, and new technologies such as our charging systems and next generation flux vector motor controllers to address medium-duty and light duty markets..  We expect our research and development expenses to increase during the remainder of the year as we develop new drive systems for our OEM partners worldwide.

Depreciation and Amortization. The increase in depreciation and amortization expenses is due to $116,214 of amortization expense related to the battery distribution agreement with SOL for the third quarter of 2011, which expense was not incurred during the third quarter of 2010.  We expect depreciation and amortization expenses to continue at comparable levels over the next several quarters until the Distribution Agreement has been fully amortized in December 2013.

Change in Fair Value of Derivative Liability. The financial instruments that resulted in the derivative liability were acquired during the third quarter of 2010. During the quarter ended September 30, 2011, the fair value of our derivatives decreased to $791,033.  This amount was determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model.  During the quarter ended September 30, 2011, the change in the fair value of derivatives on our financial statements was reported as a decrease of $263,199. During the quarter ended September 30, 2010, the change in the fair value of derivatives on our financial statements was reported as an increase of $58,636.   The change in the fair value of the derivative liability from the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010, was $204,563.

Interest Expense. The increase in interest expense of $2,605 is largely attributable to interest and amortization of the beneficial conversion feature of additional convertible notes payable that were issued between September 30, 2010 and September 30, 2011.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

	Nine Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Nine Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2011	2010
Net revenues	$1,450,549	$664,729	$785,820	118%	100%	100%
Cost of revenues	1,138,370	609,876	(528,494)	(87)%	78%	92%
Gross profit	312,179	54,853	257,326	469%	22%	8%
General and administrative expenses	2,886,272	1,646,975	(1,239,297)	(75)%	199%	248%
Research and development	424,544	187,808	(236,736)	(126)%	29%	28%
Depreciation and amortization	460,534	105,311	(355,223)	(337)%	32%	16%
Private placement costs	—	359,904	359,904	100%	—	(54)%
Change in derivative liability	(164,941)	(58,636)	106,305	181%	11%	(9)%
Interest expense	1,390,265	863,422	(526,844)	(61)%	96%	130%
Net loss	$(4,684,495)	$(3,049,931)	$(1,634,564)	(54)%	(323)%	(459)%

Net Revenues.  The improvement in revenues during the first nine months of 2011 as compared to the same period in 2010 is largely due a change in the mix of products and services sold during each of the periods.  The increase in our revenues during the nine months ended September 30, 2011, is largely due to a $625,017 increase in sales of drive systems, a $99,439 increase in sales of vehicles, a $93,897 increase in sales of batteries, and a $53,470 increase in consulting services, offset by a net of $80,984 decrease in the sales of battery systems and contract revenues.  During the nine months ended September 30, 2011, 55% of our revenues were generated from the shipment of drive systems for integration into medium sized buses and a heavy-duty tractor, 29% of our sales were comprised of sales of our electric vehicles and related battery charging equipment, 13% of our sales were from batteries and battery systems, and 3% of our revenues were from consulting services.  During the first nine months of 2010, our revenues were derived from the sale of just one electric vehicle, a fewer number of drive systems and flux vector motor controllers than we have sold during 2011, part sales and contract revenues of $34,874.

Gross Profit.  During the first nine months of 2011, our gross profit margin of 22% was attributable to the higher margins on the sales of drive systems due to improved manufacturing utilization and the lower material costs related to the production of the battery systems and charging systems we sold during the first nine months of 2011.  Additionally, during the first nine months of 2011, we recorded revenues from engineering services that were rendered at a minimal direct cost. The gross profit margin of 8% during the nine months ended September 30, 2010, was attributable to lower profit margins from the sales of electric vehicles and related battery charging equipment, coupled with no profit margin on the $34,874 of contract revenues generated during the first nine months of 2010.

General and Administrative Expenses .  The increase of $1,239,297 in general and administrative expenses is comprised largely of an increase in legal, consulting and professional fees of $450,516, marketing expenses of $372,416 salaries and wages of $141,713, unapplied overhead of $454,465, and a net decrease of $181,813 of other general and administrative expenses.

Research and Development Expenses. The increase of $236,736 in research and development expenses is comprised of a $28,922 increase in supplies and a $207,813 increase in salaries and wages related to personnel employed to further our research and development efforts.

Depreciation and Amortization. The increase in depreciation and amortization expenses of $355,223 is due largely to a $370,335 of amortization expense related to the battery distribution agreement with SOL for the first nine months of 2011, which expense was not incurred during the first nine months of 2010.

Change in Fair Value of Derivative Liability. The financial instruments that resulted in the derivative liability were acquired during the third quarter of 2010. During the first nine months of 2011, the fair value of our derivatives decreased to $791,033.  This amount was determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model.  During the first nine months of 2011, the change in the fair value of derivatives on our financial statements was reported as a decrease of $164,941. During the first nine months of 2010, the change in the fair value of derivatives on our financial statements was reported as an increase of $58,636.   The change in the fair value of the derivative liability from the first nine months of 2011 as compared to the same period in 2010, was $106,305.

Interest Expense. The increase in interest expense of $526,844 is attributable to interest and the amortization of the related beneficial conversion feature on the additional $536,500 of convertible notes payable that were issued between September 30, 2010 and September 30, 2011.

Liquidity and Capital Resources

During the first nine months of 2011, we funded our operations from cash provided from operations, the issuance of common stock in connection with the exercise of outstanding warrants and the remaining proceeds from the issuance and sale of our secured and unsecured debt and equity securities during 2010.  As of September 30, 2011, we had a working capital deficiency of $2,987,492 as compared to working capital of $1,955,146 at December 31, 2010.  At September 30, 2011 and December 31, 2010 we had an accumulated deficit of $20,023,388 and $15,338,893, respectively, and cash and cash equivalents of $214,085 and $4,407,273, respectively.  The significant decrease in our cash position is a result of a net increase in inventories of $972,250 that is largely associated with the shipment of the five Nautilus XR E20s to T&K Logistics that have not been accepted by T&K Logistics as of the date of this report.  Once battery units are installed into these five Nautilus XR E20s, we plan to sell these vehicles to a leasing company and thereby reduce inventories. In addition, increases in accounts receivable and prepaid expenses by an aggregate of $890,550 has contributed to our decreased cash position.

During 2009, under the terms of the agreement with the City of Los Angeles, we requested and were issued an advance payment in the amount of $1,159,601 from the City of Los Angeles. Our agreement with the City of Los Angeles terminated prior to delivery of all of the vehicles we were required to deliver under the agreement. To the extent we cannot successfully negotiate an agreement with the City of Los Angeles that gives us additional time to deliver the remaining 10 vehicles and associated equipment to the City of Los Angeles under the same terms as the original agreement, we may have to return up to the entire $1,159,601 to the City of Los Angeles.

Our available capital resources at September 30, 2011 consisted primarily of approximately $214,085 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities for the first nine months of 2011 was $4,611,384 as compared to $2,081,965 of cash used in operating activities for first nine months of 2010.  During the first nine months of 2011, cash used in operating activities included a net loss of $4,684,495, depreciation and amortization of $460,534, fair value of common stock issued for services of $23,250, amortization of note discount of $1,133,738, an increase in the fair value of derivative liabilities of $164,941, and net cash used by operating assets and liabilities of $1,379,470.  Material changes in asset and liabilities at September 30, 2011 as compared to December 31, 2010 that affected these results include:

●	an increase in accounts receivable of $765,475;
●	an increase in inventory of $972,250;
●	an increase in prepaid expenses of $125,075;
●	an increase in accounts payable of $416,678; and
●	an increase in customer advances of $66,652.

Cash used in investing activities totaled $30,410 for the first nine months of 2011 as compared to $6,360 of cash used in investing activities for the first nine months of 2010.

Cash provided by financing activities totaled $448,606 for the first nine months of 2011 as compared to $2,003,063 for the first nine months of 2010.

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

During the first nine months of 2011, we raised $148,666 in connection with the issuance of 283,332 shares of our common stock upon the exercise of warrants.

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association, or Bridge Bank Agreement.  The Bridge Bank Agreement, as amended to date,  provides us with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000.

The credit facility is formula-based and generally provides that the outstanding borrowings under the credit facility may not exceed an aggregate of 80% of eligible accounts receivable.  We must immediately pay any advance made under the credit facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance and (ii) the date on which the advance was made.  Interest on the credit facility is payable monthly.  As of September 30, 2011, there was $299,941 outstanding under the credit facility, eligible accounts receivable was $767,383 and availability under the credit facility was $406,309.

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

We presently have 25 employees and expect to hire additional personnel to meet production demands of increased product sales. Our present staff is sufficient to meet our current operational plan and we expect to hire additional personnel as we ramp up our production efforts during the remainder of 2011.

Although we expect that the anticipated gross profit margin from the completion and delivery of the products in our backlog will provide us with additional liquidity and capital resources, we believe that we will need additional liquidity and capital resources through debt and/or equity financing to complete all of our existing and anticipated future product backlog. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at September 30, 2011, we had an accumulated deficiency of $1,704,123 and a working capital deficiency of $2,987,492.

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

Backlog

As of November 11, 2011, we had a backlog of  $17,753,825.  The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress.  Our backlog consists primarily of a $15.9 million order from WGE, an affiliate of our Chairman of the Board, for 300 electric drive systems. Our backlog also includes an order for an aggregate of 26 flux vector motor controllers from customers engaged in manufacturing monorail systems, electric buses and forklifts for use in warehouse applications and our agreement to deliver five additional electric drive systems to Ashok Leyland.  In addition, our backlog includes a one MW energy storage system to be delivered to a local university for use in a peak load sharing application.  We believe that the majority of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  We are currently evaluating the affects adoption of ASU 2011-08 may have on our goodwill impairment testing.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2011 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Without substantial additional financing, we may be unable to achieve the objectives of our current business strategy, which could force us to delay, curtail or eliminate our product and service development programs thereby adversely affecting our operations and the price of our common stock.

For the nine months ended September 30, 2011, we recorded a net loss of $4,684,495 and utilized cash in operations of $4,611,384.  As of that date, we had a working capital deficit of $2,987,492 and a shareholders’ deficiency of $1,704,123.  Our capital requirements for the next 12 months will continue to be significant.  We have been, and currently are, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.   In addition, our senior secured convertible debentures contain covenants that include restrictions on our ability to pay dividends on our common stock.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  (Removed and Reserved).

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

Exhibit Number	Description
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101.INS	XBRL Instance Document. (*)
101.SCH	XBRL Schema Document. (*)
101.CAL	XBRL Calculation Linkbase Document. (*)
101.DEF	XBRL Definition Linkbase Document. (*)
101.LAB	XBRL Label Linkbase Document. (*)
101.PRE	XBRL Presentation Linkbase Document. (*)
_________________________
(*)    Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALQON CORPORATION

Date: November 14, 2011	By:	/S/ BALWINDER SAMRA
Balwinder Samra,
President and Chief Executive Officer (principal executive officer)

BALQON CORPORATION
EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document