Form 10-K
period 2011-12-31
BALQON CORP.
filed 2012-04-16
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,565,329.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of April 13, 2012 was 35,641,530.

DOCUMENTS INCORPORATED BY REFERENCE
None

BALQON CORPORATION
ANNUAL REPORT ON
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2011

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

Each of our electric drive systems is comprised of an electric motor, transmission, our proprietary flux vector motor controller (which controls the speed of an electric motor by varying the input frequency and voltage from a vehicle’s batteries), power electronic components and proprietary software configured to specific application needs.  Our lithium battery systems feature our proprietary battery management system, or BMS, an electronic device connected to each lithium battery cell to monitor and balance the state of charge of the battery, including its temperature, voltage and current during charge and discharge cycles. Our proprietary software allows our BMS to be used on any battery cell chemistry.  Our charging systems, introduced in the third quarter of 2011, vary in capacity ranging from 8 kilo Watt (“kW”) to 120 kW in power and 200 Volts to 700 Volts in charge voltage.

A key element of our marketing strategy is to provide fully integrated propulsion and energy systems to vehicle manufacturers worldwide, allowing original equipment manufacturers, or OEMs, of commercial vehicles, such as trucks, tractors, and buses, to rapidly integrate our proprietary technologies into diversified vehicle platforms to address a growing global demand for commercial electric vehicles.  We are also engaged in the research and development of battery systems, charging systems and power inverters (which convert direct current voltage into alternating current voltage) for use in energy storage devices to reduce peak loads in commercial applications in different industries, such as in the telecommunications industry, and in large commercial and industrial buildings.

We sell our electric drive systems, charging systems and battery systems to global OEMs of commercial vehicles and industrial equipment.  A key element of our sales strategy is to develop strategic partnerships with regional OEMs to jointly develop commercial electric vehicles that incorporate our drive systems, charging systems and battery systems into localized chassis platforms that meet regional customer needs. We believe that this strategy allows us to market our proprietary technologies to global customers while reducing product development and integration time for our OEM partners.

We also develop, design, assemble, market and sell zero-emissions heavy-duty electric yard tractors, heavy-duty short haul drayage tractors, and inner city Class 7 trucks that feature our proprietary electric drive systems, charging systems and lithium battery systems.  Our heavy-duty electric tractors are suitable for use in the transportation of containers and heavy loads in off-highway applications at facilities such as marine terminals, rail yards, industrial warehouses, intermodal facilities (facilities where freight is transferred from one mode of transportation to another without actual handling of the freight itself when changing modes), military bases and industrial plants.  Our medium-duty electric trucks can be configured by our customers for various uses in inner city on-highway applications.  For example our customers can configure our medium-duty electric trucks as box trucks or shuttle busses for use in inner city applications.

As of the date of this report, our electric tractor product portfolio features three products in our Nautilus product line: (i) the Nautilus XE20, a heavy-duty electric yard tractor; (ii) the Nautilus XE30, a heavy-duty Class 8 electric short-haul tractor; and (iii) the Nautilus XR E20, a longer-range version of the Nautilus XE20.  We also offer a heavy-duty Class 7 electric truck, the Mule M100.  The Mule M100 is designed as zero emissions solutions to transport loads of up to 4 tons and, depending on battery selection, can be configured to have a range of up to 150 miles on a single charge under unloaded conditions.

Recent Developments

Overview

During 2011, we focused a significant portion of our research and development on the development of electric drive systems, charging systems, and the next generation of our flux vector motor controllers to address the light and medium-duty vehicle markets.  We also developed our proprietary, high frequency fast chargers that have a capacity of up to 160 kW that will provide our customers with the capability to charge our vehicles in less than two hours.  During 2011, we also developed and shipped our next generation flux vector motor controllers, which incorporate the latest commercially available transistor technology  and provide higher efficiency and more power than our existing flux vector motor controllers.  Our next generation flux vector motor controllers are designed to work seamlessly with induction motor or permanent magnet motor designs, allowing us the ability to develop drive systems for light-duty vehicles such as automobiles, pickup trucks and light-duty delivery vehicles.  Our efforts during 2011 also led to the development of power inverters, charging systems and battery systems capable of providing up to one Mega Watt (“MW”) of power in peak load sharing applications in energy storage devices.  In 2011, significant research and development effort was focused on developing energy storage products ranging from 16 kilo Watt hours (“kWh”) to 1.1 Mega Watt hours (“MWh”) of energy storage.  During 2011, we also developed and sold battery systems to address applications such as forklifts and pallet jacks in the telecommunication energy storage and material handling markets.  Also during the third quarter of 2011, we developed and sold battery systems to address applications such as forklifts and pallet jacks in the telecommunication energy storage and material handling markets.  We developed and shipped energy storage products for forklifts, telecom and commercial buildings.

We also focused a significant portion of our production efforts during 2011 on (i) designing an electric drive system configuration that can be integrated into 14 to 30 passenger mini-buses in connection with an order from Winston Global Energy, or WGE, and an agreement with Ashok Leyland Ltd., (ii) integrating the electric drive systems we developed in connection with the WGE order and our agreement with Ashok Leyland into the mini-bus chassis specified by each of them, (iii) developing a medium-duty on-road electric truck, our Mule M100, and (iv) producing Nautilus XR E20s in connection with an agreement with T&K Logistics, Inc. and an agreement with the City of Los Angeles.

Our product engineering efforts during 2011 resulted in the development of an extended range yard tractor, our Nautilus XR E20, which is capable of operating over two shifts on a single charge in warehouse applications. Our Nautilus XR E20, an extended range version of Nautilus XE20, has a range of 16 hours of run time on a single charge under unloaded conditions, which is double the range of the Nautilus XE20.  In addition, during 2011 we developed a drive system for a yard tractor to address the zero emissions tractor market in Europe.  During 2011, we also developed, tested and sold our Mule M100, a heavy-duty class 7 electric truck, configured for use as an electric 32 passenger shuttle bus.  Further, in 2011 we developed and sold a chassis that includes our drive system, battery system and charging system to be configured for use as a 40 foot passenger bus.

Significant Highlights

During the third quarter of 2011 we introduced our charging systems ,which vary in capacity, ranging from 8 kW to 120 kW in power and 200 Volts to 700 Volts in charge voltage. Our charging systems feature 8 kW modules that are connected in series to achieve a maximum charge rate of 120 kW, and they are equipped with our proprietary software that conforms to Society of Automotive Engineers J1772 communication and protocol requirements.

In October 2011, we sold five units of our next generation flux vector motor controllers to a customer engaged in the manufacturing of monorail systems.  Our new generation of motor controllers are equipped with current transistor technology and are able to work seamlessly with induction or permanent magnet motor designs.  We expect to market these flux vector motor controllers to automobile manufacturers worldwide for use in light-duty passenger vehicle and cargo vehicle applications.

In November 2011, we completed the assembly of and delivered a one MW battery storage system to a local university for use as a peak load sharing device.  The system has completed initial tests and is operational under limited use. Subject to the university opening the building in which the MW battery storage system is installed, we expect the system to be in full use in second quarter of 2012.

In December 2011, we completed and delivered two additional drive and battery systems to Ashok Leyland, for use in development of inner city electric buses.  We also received additional orders for development and shipment of four drive and battery systems for medium duty electric trucks for use in inner city applications.

During the third quarter of 2011, one of our electric drive systems was integrated into a heavy-duty tow tractor jointly developed by us and Mol Industries, an OEM located in Europe.  As of the date of this report, the completed vehicle has successfully completed testing at a customer site.  We expect the demonstrations of the Mol Industries tractor featuring our electric drive system to result in additional orders for our electric drive systems from OEMs in Europe.

In the third quarter of 2011, we sold two Nautilus XR E20 yard tractors, one to a steel manufacturer and one to a military base.  We expect these Nautilus XR E20s to be used to transport trailers and containers at these facilities.  In addition to our Nautilus XR E20s, we also shipped our new charging systems to these customers, enabling our customers to use the Nautilus XR E20s during three shift operations.

During the third quarter of 2011, we developed, tested and sold a Mule M100, a heavy-duty truck, configured for use as an electric 32 passenger inner city shuttle bus.  During this period, we also delivered and sold one 40 foot passenger electric drive chassis and a charging system to a customer engaged in the development of next generation electric buses and passenger vehicles.  The chassis incorporates our drive system and battery system and will be configured by our customer for use as a 40 foot passenger bus.  We expect our customer to complete the body development of the vehicle during the first quarter of 2012 and demonstrate its use to the local transit department soon thereafter.

During the third and fourth quarter, we also sold six battery storage systems to a customer in the telecommunications industry to demonstrate the fuel savings that result from the use of battery power on remote wireless towers.  As of the date of this report, the battery storage systems are operational and have demonstrated a significant reduction in fuel costs resulting from use of battery power during off-peak hours of operation of the wireless towers.  Based on these preliminary results, we anticipate that we will receive additional orders for our battery storage systems from potential customers in the telecommunications industry during 2012.  As of the date of this report, we have received additional orders for these systems from three customers during 2012.

Significant Customers and Strategic Partnerships

In November 2010, T&K Logistics, the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan, agreed to lease 10 of our Nautilus yard tractors for use at the assembly plant for a period of 36 months.  While we shipped five of our Nautilus XR E20s to T&K Logistics during the first six months of 2011, T&K Logistics has not accepted delivery of these units due to delays during the installation of charging systems into the tractors.  The Nautilus XR E20s that we shipped to T&K Logistics featured battery systems with double the battery energy and, therefore, double the range of our Nautilus XE20s.  Due to delays during the installation of charging systems into the tractors at T&K Logistics’ facility, we have delayed shipment of the remaining units to T&K Logistics until the tractors that have already been shipped are installed with charging systems and are accepted by T&K Logistics.  We will not begin to generate revenues under the leasing arrangement with T&K Logistics until T&K Logistics accepts the units initially shipped.  As of the date of this report, all five units are operational and undergoing extended test by customer prior to final acceptance. We expect acceptance of the units during second quarter of 2012, after which we will determine revised shipment schedule for the remaining units.

In January 2011, we entered into an agreement with WGE, an affiliate of our Chairman of the Board headquartered in Shenzhen China, under which WGE agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.  The electric drive systems are to be integrated into 14 to 30 passenger mini-buses and must be delivered by no later than July 25, 2012.   During the second and third quarters of 2011, we spent significant efforts towards developing a medium-duty electric drive system that would seamlessly integrate into a 14 passenger mini-bus chassis specified by WGE.  As of the date of this report, we have delivered one electric drive system under the WGE purchase order and are working with WGE to ensure that it can be integrated into the mini-bus chassis specified by WGE. We have experienced delays during the integration process due to chassis limitations and are in the process of redesigning the drive systems to ensure proper integration into the chassis.  Once our electric drive system has been integrated into the 14 passenger mini-bus, the mini-bus will be tested.  After the initial mini-bus is successfully tested and accepted by WGE, we will begin production of the remaining drive systems and begin generating revenues under the agreement with WGE.  We expect to begin integration and initial testing of the 14 passenger mini-bus that incorporates our medium-duty electric drive system during 2012 and upon successful completion of testing determine schedule for delivery of rest of the drive systems during 2013.

Under an agreement with the City of Los Angeles, or City of Los Angeles Agreement, we agreed to sell 20 Nautilus E20 heavy-duty electric yard tractors (the predecessor to our Nautilus XE20) and five Nautilus E30 short-haul tractors (the predecessor to our Nautilus XE30) to the City of Los Angeles for use at the Port of Los Angeles.  As of the date of this report, we have delivered 14 Nautilus E20s (including four Nautilus XE20s two of which have been retrofitted with extended range lithium batteries and are referred to as our Nautilus XR E20s) and one Nautilus XE30 to the Port of Los Angeles under the terms of the City of Los Angeles Agreement.  Initial use of the electric vehicles at the Port of Los Angeles evidenced that the vehicles had a range of between five and six hours.  Upon the request of the City of Los Angeles to increase the range of the vehicles to meet two shift operations, we retrofitted two of the vehicles already delivered under the City of Los Angeles Agreement with extended range lithium battery systems, hydraulic systems and idle stop software in order to extend the range of the resultant vehicle, the Nautilus XR E20.  The two retrofitted Nautilus XR E20s have completed seven months of testing at a local marine facility.  Further, as of the date of this report, two additional E20s are being tested at a local recycling facility under heavy loads exceeding 40 tons.  We believe that the performance of the Nautilus XR E20s are meeting expectations, and the City of Los Angeles has requested that we retrofit two additional vehicles with extended range lithium battery systems for testing at an alternate facility.  The City of Los Angeles Agreement terminated on June 26, 2011, and, consequently, we do not have an obligation to sell, and the City of Los Angeles does not have an obligation to buy, the remaining 10 vehicles.  We expect to negotiate a new agreement with the City of Los Angeles to upgrade six existing units with extended range batteries to increase the range of the vehicles delivered under the previous agreement. We are also in negotiations with the City of Los Angeles to deliver on-road Class 8 truck for use in drayage applications that will allow us to deliver the remaining 6 electric yard tractors, 4 short-haul electric tractors.  While we are confident that such an agreement with the City of Los Angeles will be reached, no assurance can be given that we will in fact enter into such an agreement.

During the year ended December 31, 2010, we delivered electric drive systems and lithium battery systems to Ashok Leyland, a large manufacturer of trucks and buses based in India, to be installed into intercity hybrid buses to be used for demonstration purposes.  The intercity hybrid buses incorporating our electric drive systems and lithium battery systems underwent field tests for one year.  As a result of the successful demonstration and testing of these intercity hybrid buses, in April 2011 we entered into a Joint Development Agreement with Ashok Leyland under which we will work with Ashok Leyland to jointly develop and test six electric vehicles (comprised of buses and trucks) using Ashok Leyland’s glider chassis and our electric drive systems and lithium battery systems.  As of the date of this report, we have sold two electric drive systems to Ashok Leyland for integration into prototype inner city buses. In addition we have also delivered two electric drive systems and battery systems for integration into inner city delivery truck. Subject to the six prototypes being delivered and meeting established performance and cost targets and/or Ashok Leyland obtaining firm requirements from its customers, Ashok Leyland has agreed to purchase a minimum of 14 additional drive systems from us for sale to its customers.  As of the date of this report, we have delivered four of the six prototypes.

Distribution Agreement

In December 2010, we entered into a three year distribution agreement, or Distribution Agreement, with Seven One Limited, or SOL, under which we were appointed as the exclusive authorized distributor in the United States for the promotion, marketing and sale of lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company.  On December 31, 2011, batteries with a value of $1,915,200 were held on consignment.  For the year ended December 31, 2011, we sold batteries for an aggregate of $843,228 which batteries had a cost basis of $714,600.

Historical Background

We are a Nevada corporation that was incorporated on November 21, 2001, as BMR Solutions, Inc.  On September 15, 2008, we entered into a Merger Agreement with Balqon Corporation, a California corporation, or Balqon California, and our wholly-owned subsidiary Balqon Acquisition Corp., or Acquisition Subsidiary, or Merger Transaction.  Upon the closing of the Merger Transaction on October 24, 2008, Balqon California merged with and into Acquisition Subsidiary with Acquisition Subsidiary surviving and immediately thereafter, Acquisition Subsidiary merged with and into our company and at that time we also changed our name from BMR Solutions, Inc. to Balqon Corporation.  Our current business is comprised solely of the business of Balqon California.  Balqon California was incorporated on April 21, 2005 and commenced operations in 2006.

In May 2008, Balqon California received a purchase order, or AQMD Purchase Agreement, from the California South Coast Air Quality Management District, or AQMD, for one Nautilus E20 electric yard tractor to be used in a demonstration program to demonstrate the benefits of using zero emissions electric vehicles in off-highway container transportation applications.  In March 2009, we delivered a Nautilus E20 to the AQMD under the terms of the AQMD Purchase Agreement.  We continue to be obligated to pay the AQMD a royalty fee of $1,000 per electric vehicle sold or leased to anyone other than the AQMD or the Port of Los Angeles.  The royalty fee will be adjusted for inflation every five years.  Under the terms of the AQMD Purchase Agreement, the AQMD has the right to use data collected during the test phase and has a royalty free, nonexclusive, irrevocable license to produce any copyrighted material produced under the AQMD Purchase Agreement.

In June 2008, Balqon California received a purchase order under the City of Los Angeles Agreement for 20 Nautilus E20 heavy-duty electric yard tractors (the predecessor to our Nautilus E20) and five Nautilus E30 short-haul tractors (the predecessor to our Nautilus XE30) to the City of Los Angeles for use at the Port of Los Angeles.  The City of Los Angeles has agreed to pay us up to an aggregate of $5,383,750, comprised of $189,950 for each Nautilus E20 yard tractor, $208,500 for each Nautilus E30 drayage tractor, and $542,250 for the delivery of five sets of battery chargers.  We are also obligated to pay the City of Los Angeles a royalty fee of $1,000 per electric vehicle sold or leased to any party other than the City of Los Angeles or the AQMD.  The royalty fee will be adjusted for inflation every five years.

In September 2008, Balqon California entered into an agreement with EMS, and its sole member, Robert Gruenwald, to acquire substantially all of the assets of EMS, including all intellectual property assets used in the development and manufacture of flux vector motor controllers.  At the time of the acquisition, EMS had been engaged in developing, designing and manufacturing flux vector motor controllers for use in automotive products and material handling equipment since 1997.  At the time of the acquisition, Mr. Gruenwald was, and continues to be, our Vice President Research and Development.  As a result of this acquisition, Balqon California acquired proprietary technology and designs that we currently use in our electric vehicles.  Since its inception in 1997, EMS had sold over 250 motor controllers for use in applications including industrial conveyor systems, electric buses, delivery trucks, a monorail system and mining vehicles.  EMS sold products primarily to OEMs of electric buses, mining vehicles, delivery trucks and specialty automotive vehicles.

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

In June 2009, we entered into an agreement, or Autocar Agreement, with Autocar to collaborate on the development, marketing and sale of cab-over on-highway Class 7 and Class 8 zero emissions electric trucks, or Autocar Trucks, to be used in short-haul drayage and refuse hauling applications in North America.  We have agreed to purchase Department of Transportation, or DOT, compliant chassis designed for cab-over-engine-heavy-duty vehicles, or Autocar Chassis, exclusively from Autocar for a period of at least three years.  The Autocar Agreement is for an initial term commencing on June 9, 2009 and ending 36 months after the first sale of an Autocar Truck featuring a DOT compliant Autocar Chassis by us to an end user, or First Sale.  After the initial term, the Autocar Agreement will automatically continue for successive one-year terms until it is terminated at the end of its term by either party giving the other party notice of termination at least 60 days prior to the end of the applicable term.  Under the Autocar Agreement, we have agreed to purchase: a minimum of 50 Autocar Chassis during the first 12-month period after the First Sale (with at least five Autocar Chassis being purchased by December 9, 2009), a minimum of 75 Autocar Chassis during the second 12-month period after the First Sale, and a minimum of 112 Autocar Chassis during the third 12-month period after the First Sale.  We purchased five Autocar Chassis during 2009.  We did not purchase any Autocar Chassis during 2010, and, as of December 31, 2011, the First Sale under the Autocar Agreement has not occurred.  Due to technical limitations and inability for both companies to jointly meet conformance to DOT standards without incurring unreasonable cost or expense, Company expects to allocate resources to alternate designs to address on-road Class 7 and Class 8 vehicles.

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

In September 2009, we released our first on-highway heavy-duty electric truck for short-haul on-highway applications, the Mule M150.  The Mule M150 was designed as a zero emissions solution for short-haul on-highway routes in inner cities, port facilities and airports for the distribution of goods and cargo.  The Mule M150 was equipped with our fully integrated heavy-duty electric drive system and lithium batteries and could travel at a maximum speed of 55 miles per hour with a range of 150 miles on a single charge under unloaded conditions.  In 2011, we replaced our Mule M150 with our Mule M100, a Class 7 heavy-duty truck, to meet customer needs and DOT requirements.

During 2010, we focused our efforts on raising capital to fund our operations and on activities centered around innovation, the integration of our technologies across product platforms and the adoption of our products in the global marketplace.  In 2010, we raised $7,350,000 in gross proceeds through the sale of our convertible notes, convertible debentures and common stock and warrants in several private placement transactions and we completed the development of our proprietary lithium BMS which increases battery life and safety of our batteries across product platforms.  During 2010, we also integrated lithium batteries into all of our electric vehicles.  Our efforts to promote the integration of our electric drive systems and battery modules into a variety of applications have resulted in us forming strategic alliances with electric bus, truck and forklift manufacturers in Asia and North America.  Further, during 2010, we expanded our sales force to include dealers in Argentina, Columbia, Costa Rica, Spain, and, generally, in Europe.

In January 2010, we released our lithium battery powered yard tractor, the Nautilus XE20, with a range of 95 miles under unloaded conditions, a maximum range of 40 miles under loaded conditions and maximum speed of 25 miles per hour.  The Nautilus XE20 incorporates our electric drive system and proprietary BMS on a yard tractor chassis manufactured by Autocar, LLC.  In February 2010, we successfully completed eight weeks of cold weather testing on our Nautilus XE20 in actual industrial applications during two eight hour shift operations at temperatures below 10°F under loads exceeding 30 tons.

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

We believe that the market for commercial vehicles such as buses, trucks and tractors present the earliest growth opportunities for electric vehicles.  We believe that a significant percentage of Class 3 through Class 8 commercial vehicles use diesel fuel, posing significant health risks in inner city areas.  According to the California Energy Commission, among medium-duty and heavy-duty trucks, Class 8 trucks are both the largest emitters of carbon dioxide and the largest fuel users; consuming two-thirds of all truck fuel in the United States, or 1.57 million barrels per day.  The current fuel economy for Class 8 trucks is estimated by the U.S. Department of Energy at 6.0 miles per gallon and is projected to rise to 6.8 miles per gallon by 2025.  Further, the heavy-duty and medium-duty vehicle markets are sensitive to increases in fuel prices and is increasingly becoming subject to stringent regulations promulgated by local and federal air pollution agencies.

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

The California Air Resource Board has called for a 10% reduction in carbon emissions resulting from transportation fuels by year 2020.  This legislation has required engine manufacturers to improve engine fuel economy which, in turn, has resulted in over a 10% increase in vehicle costs over the past two years.  Furthermore, local entities, such as the Port of Los Angeles, have developed local legislation banning certain model years of trucks and engines to mitigate pollution risks in local communities.

In light of these recent regulatory initiatives, and the identification of heavy-duty truck pollution as the most significant source of air pollution at ports, we believe that the demand for heavy-duty electric vehicles will increase.  In response to this anticipated increase in demand, we have developed and will continue to develop solutions for zero emissions vehicle platforms as an alternative to current fossil fuel based transportation solutions.  In addition to being incorporated into our electric vehicles, our electric drive systems and lithium battery modules can also be incorporated into, among other platforms, inner city buses, refuse trucks, street sweepers, delivery vans, airport ground support equipment and inner city delivery trucks.

During the past two years increased production and technological improvements in lithium battery technologies have resulted in renewed interest in the use of lithium batteries in industrial equipment such as forklifts, pallet jacks and ground support equipment.  Lithium batteries provide opportunities to lower the maintenance costs and gain higher run time in industrial equipment.  We believe that providers of lower voltage lithium battery modules have a competitive edge over providers of lead acid batteries for use in industrial equipment.

Energy Storage

The global utilities industries are increasingly turning to renewable energy sources such as solar, wind and geothermal sources in an effort to decarbonize the utility sector.  Unlike fossil fuel based electricity, renewable energy sources such as wind and solar generate an unpredictable amount of power at different times during the day and due to changes in weather patterns.  Use of high energy density lithium batteries allows users of the electricity to store the power generated by solar panels or wind mills during off-peak hours, thereby providing more predictable power output during the day.  Increased global energy demand has also resulted in a sharp increase in electricity prices which has resulted in rapid growth of smaller and more local power generation known as microgrid. The use of battery storage in microgrid applications allows for the generators to serve as more efficient load sharing or load shaving devices during peak hours of electricity demand.

Our exclusive distributor relationship with SOL, a large format lithium battery manufacturer, has provided us with an opportunity to enter the mid level energy storage markets.  Our initial focus in these markets is replacing large installations of lead acid batteries, such as telecom, data backup systems, with lithium based technologies and providing a lower cost alternative to load sharing and load shaving applications in off-grid applications such as large industrial plants and commercial buildings. We believe that the lower cost and longer life of our energy storage systems provide us a competitive edge in addressing energy storage systems in the mid level market ranging from 240 kWh to 1 MWh systems.

Our Competitive Strengths

Our fully integrated electric drive system provides us with the opportunity to incorporate our zero emissions technology into existing vehicles and industrial equipment used in high load carrying applications.  Growing public awareness of the relationship between burning fossil fuels, health risks and global warming has increased the demand for a cost effective alternative to vehicles powered by fossil fuels.  We believe the following competitive strengths serve as a foundation for our strategy:

•
Quality, Excellence and Reliability.  We believe that our proprietary technologies and designs, high capacity liquid cooled flux vector motor controllers, chargers and fully integrated and field configurable electric drive systems increase the reliability of our electric vehicles and the vehicles and material handling equipment into which our component products are integrated.  Our flux vector motor controllers, that range in power from 20 kW to 240 kW, have proven reliability in a wide range of applications.

•
Electric Vehicle Technology.  Each of our electric drive systems incorporates lithium batteries, a BMS, a charging system, our proprietary flux vector motor controller, and an electric motor that is directly coupled to a heavy-duty or medium-duty automatic transmission, providing our customers with a single integrated system solution for various configurations of vehicle platforms.

•
Low Operating Costs.  Our products target high idling vehicle applications, applications with poor fuel economy.  Our vehicles are designed such that their electric motors shut off while they are idling, resulting in our vehicles having lower operating and maintenance costs and longer vehicle life than fossil fuel powered vehicles operating in high idling applications.

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

Our Strategy

As one of the leaders in the zero emissions heavy-duty electric vehicle market worldwide, we plan to continue to develop and integrate new drive system and battery technologies that increase the performance of our vehicles, material handling equipment and other applications into which our drive systems and battery modules are incorporated.  We also plan to continue to develop our drive system technologies for integration into light and medium-duty vehicle platforms to address short-haul on-highway market needs.  We believe that growing environmental concerns related to heavy-duty vehicle emissions combined with our belief that electric vehicles are inherently more cost effective and reliable than fossil fuel powered vehicles are the primary value propositions of our products.  We believe that continued development in battery technology resulting in increased vehicle range will benefit the market of zero emissions electric vehicles in short-haul and off-highway applications.  The primary elements of our business strategy include:

•
Increase our current market presence and selectively pursue new opportunities.  We intend to increase our global distribution network to increase the markets for our electric vehicles, drive systems and energy storage products.  In addition, we plan to partner with OEMs of various heavy-duty and medium-duty vehicles including buses, tractors, trucks and industrial equipment to offer additional product configurations to our customers and dealers worldwide.

•
Develop technologies that can be easily integrated into various platforms. Our proprietary electric drive system and our lithium battery modules are configurable to meet different vehicle platform specifications, including trucks, tractors. electric buses, delivery vans, forklifts for both off-highway and on-highway applications.  Our fully integrated software design that includes our proprietary flux vector motor controller, BMS and charging system allows us to provide complete customized solutions for OEMs of vehicles worldwide.  We are also engaged in the research and development of battery and power management systems for use in the renewable energy storage industries, such as the wind, solar and geothermal industries.

•
Develop global sales and service network.  We plan to build a global distribution system that utilizes regional dealers to promote, sell and service our vehicles worldwide.  In addition, we plan to utilize the existing distribution system of our OEM partners to provide aftermarket support for our products worldwide.  Several members of our senior management have significant experience in managing global dealer networks for material handling and electric vehicle manufacturers.

•
Provide superior after market service.  We believe that after-market service is the key to success in the electric vehicle industry.  Our electric vehicles are designed with a fully integrated proprietary diagnostic system that monitors and stores the performance of all critical components during the life of the vehicle allowing our service network to monitor vehicle performance and institute preventative maintenance programs to reduce vehicle downtime and increase vehicle life.

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

Our Technology

We have developed and acquired proprietary technologies that we believe provide us with a significant competitive advantage.  In 2007, Balqon California completed the development of a heavy-duty electric drive system that incorporates a transmission, an electric motor, a flux vector motor controller and related power conversion and management components into a single unit.  Our electric drive system is powered by our proprietary liquid cooled flux vector motor controller which provides the necessary torque to meet the application needs of users of commercial vehicles such as trucks, tractors, buses and industrial equipment.  The incorporation of lithium battery modules in our vehicles during 2009 has increased range, lowered vehicle weight and decreased the time needed to charge our vehicles.  In 2011, we developed high frequency fast charger technology that allows our vehicles to be charged in less than two hours. In addition, during 2011, we also developed energy storage devices ranging from 16kWh to 1 MWh for load sharing and storage backup applications.

Flux Vector Motor Controller Technology

Our flux vector motor controllers are micro-processer controlled inverters designed to control motor speed through varying voltage and frequency.  We currently offer both liquid and air cooled versions of our flux vector motor controllers in power ranging from 20 kW to 240 kW.  Our flux vector motor controllers are Society of Automotive Engineers, or SAE, J1939 Controller Area Network, or CAN Bus, capable.  SAE J1939 CAN Bus is a standard communication protocol used in the automotive industry to communicate between the engine and the transmission to optimize fuel efficiency and vehicle emissions.  Although our flux vector motor controllers are available with both analog and SAE J1939 digital communication capabilities, we only utilize SAE J1939 capable inverters to provide efficient communication and diagnosis of complete vehicle systems in our electric vehicles.  Based on power requirements, our motor controllers can be manufactured to meet specific motor or vehicle requirements ranging from electric motorcycles to high capacity on-highway or off-highway vehicles.  Due to the software centric design capability of our flux vector motor controller technology, we have the capability to remotely modify, diagnose and monitor key performance parameters to meet specific application requirements.  Our controllers are also used for air conditioning, power steering, air compressor and other auxiliary load applications in vehicles.  We also offer bi-directional inverters for use in the energy storage industry for converting alternating current to direct current voltage.  Our flux vector motor controllers have been sold for use in electric buses, mining vehicles and other specialty vehicles applications with over one million miles logged in actual operations.

CAN Bus Diagnostic System

All power conversion and power management devices in our electric drive systems are connected via our J1939 CAN Bus diagnostic system, a digital multiplexer unit that stores vehicle data, diagnoses key performance parameters of a vehicle, and provides an intuitive vehicle status display of all performance parameters to the operator through a digital dash display mounted in the truck cabin.  The J1939 CAN Bus diagnostic system records daily energy consumption, fuel economy, fault codes and the thermal status of major components on a vehicle.  Our J1939 CAN Bus diagnostic system can also be used to monitor vehicles remotely to determine vehicle performance or to schedule vehicle maintenance. Our electric drive systems are available in 40kW to 240kW capacities and designed to work with variety of product platforms ranging from light duty step vans to heavy-duty trucks and transit buses.

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

On March 3, 2010, we released an improved BMS designed to optimize the battery cycle life of large format batteries, including the large format lithium batteries used in our vehicles.  These controllers are equipped with multiple temperature sensors and a flash microcontroller powered by our proprietary software that can work with any electric vehicle’s battery cell chemistry.

Electric Vehicle Charger

In 2011, we developed a fast charger ranging in power from 8 kW to 160 kW, which can charger battery packs ranging in voltage from 200 Volts direct current, or VDC, to 700 VDC.  Our modular charger design consists of 8 kW modules connected in parallel that can be configured to meet customer needs.  Our chargers are designed with the capability to communicate over SAE J1939 CAN Bus system allowing for seamless communication with our BMS.  In addition, our parallel design of multiple modules allows our chargers to continue to operate notwithstanding the failure of a single module, providing a more reliable solution than charger series design.

Products

Electric Drive Systems

Our electric drive systems are designed to replace a fossil fuel powered drive train across various medium and heavy-duty product platforms.  Our fully integrated electric drive systems have been designed and developed with a view towards use in existing vehicle platforms.  Each electric drive system includes an electric motor, our proprietary flux vector motor controller, an automatic transmission assembly and related propulsion software and can be configured to application needs.  We believe that our electric drive systems provide the functionality needed to replace fossil fuel powered drive systems.  Our electric drive system is designed to be integrated into existing vehicle designs with minimum changes to the design of a vehicle’s chassis.  Our drive systems are also designed for use in plug-in hybrid vehicles where the electric motor provides the primary means of propulsion.  We target OEMs of medium-duty and heavy-duty vehicles worldwide to incorporate our drive systems into their current vehicle configurations, including into electric buses, trucks, tractors, large industrial forklifts, delivery vans, inner city delivery vehicles and material handling equipment.

Our family of electric drive systems includes:

•	a 300 Volt, 40 kW electric drive system for use in light duty delivery vans;

•	a 300 Volt, 80 kW electric drive system for use in inner city mini-buses, shuttles and trucks;

•	a 300 Volt, 160 kW electric drive system for use in medium-duty trucks and intercity buses; and

•	a 600 Volt, 240 kW electric drive system for use in heavy-duty trucks, tractors, motor homes and transit buses.

Lithium Battery Modules

Our lithium battery modules include lithium battery cells, our proprietary BMS and related charging systems.  We configure our battery modules to application needs based on range requirements.  Our battery modules are also used in plug-in hybrid vehicles.

Our battery modules are designed to provide maintenance free power for over 2,000 life cycles and are designed in various cell configurations to meet form fit requirements of the applications into which they are integrated.  They are ideal for use in electric buses, golf carts, large industrial forklifts, heavy to medium-duty electric trucks and delivery vans.  All our battery modules are equipped with a CAN BUS J1939 diagnostic system which provides seamless integration of our battery modules into a vehicle’s drive system.

Our family of battery modules includes:

•	32 kWh for use in light-duty delivery vans;

•	64 kWh for use in inner city mini-buses, shuttles and trucks;

•	128 kWh for use in medium-duty trucks and intercity buses; and

•	256 kWh for use in heavy-duty trucks, tractors, motor homes and transit buses.

Flux Vector Motor Controllers

Our proprietary variable flux vector motor controllers range in power from 40 kW to 240 kW.  A flux vector motor controller regulates the flow of energy to and from the batteries during operation of the vehicle. Our flux vector motor controllers are available in liquid cooled or air cooled versions depending on the application, duty cycle and power requirements and are available with analog or digital output based on application needs.  Our proprietary software allows our motor controllers to be customized for use in various applications, including in electric vehicles, hybrid vehicles, plug-in hybrids and stationary energy storage applications.  Prior to our acquisition of EMS, EMS sold its flux vector motor controllers to OEMs for use in electric buses, mining equipment, military vehicles, delivery vans and automobiles.  Our motor controllers can operate between 200 to 800 volts direct current and can be used in stationary and mobile applications.

Stationary Power and Energy Storage Products

We offer integrated stationary power management and related energy storage products to vehicle manufacturers and renewable energy storage companies.  Our lithium battery based energy storage products are designed to replace lead acid battery products in backup storage within the solar, wind and geothermal industries. We offer energy storage solutions ranging from 10 kW for golf cart applications to one megawatt for backup power applications.   Our storage solutions feature our proprietary flux vector motor controllers and BMSs designed to provide bi-directional efficient conversion of power.

Electric Vehicles

As of the date of this report, our electric tractor product portfolio features three products in our Nautilus product line: (i) the Nautilus XE20, a heavy-duty electric yard tractor; (ii) the Nautilus XE30, a heavy-duty Class 8 electric short-haul tractor; and (iii) the Nautilus XR E20, a longer-range version of the Nautilus XE20.  We also offer a heavy-duty Class 7 electric truck, the Mule M100.  The Mule M100 is designed as zero emissions solutions to transport loads of up to 4 tons and, depending on battery selection, can be configured to have a range of up to 150 miles on a single charge under unloaded conditions.  All our products are equipped with our proprietary electric drive systems and our lithium battery modules that feature our proprietary BMS.

Nautilus XE20 and Nautilus XRE20 – Electric Yard Tractor

The Nautilus XE20 is a zero emissions heavy-duty short wheelbase electric yard tractor designed for “in-terminal” operations to transport containers at shipyards, rail yards, intermodal facilities, industrial plants, distribution warehouses, food production facilities, military bases and mail facilities.  The Nautilus XE20 can tow 30 tons of cargo containers at speeds of up to 25 miles per hour with a range of 95 miles on a single battery charge under unloaded conditions.  The Nautilus XE20 has a range of between 40 and 95 miles on a single charge based on load conditions.  In March 2011, we successfully integrated extended range lithium battery modules into our yard tractors, which doubled the range of the resulting vehicle, our Nautilus XR E20. Since March 2011, our new model XR E20 has been in use at a large automotive plant with over 5,000 hrs of use in actual application.  In March 2012, we completed seven month testing of two vehicles in marine terminal application accumulating 2,000 hours of use.

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

Mule M100 – Heavy-Duty Electric Truck

Our Mule M100 which replaces our earlier model Mule M150 is designed as a zero emissions solution for on-road inner city delivery applications in North America. The Mule M100 is designed to transport loads of up to four tons and has a range between 96 and 150 miles under loaded conditions.  The M100 has a top speed of 70 miles per hour and can travel up to 100 miles on a single charge and is ideal for daily, short-haul deliveries.  The M100 features our proprietary heavy-duty electric vehicle drive system that includes complete power management, propulsion, and power conversion systems, making it more powerful than other medium-duty trucks with similar functionality.  In addition, the M100 features a 24-foot deck and four ton capacity to accommodate the shipment of large cargo in inner city delivery application.  The M100 fully recharges in three hours and is DOT compliant.

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

Our battery chargers are designed to be modular with J1939 CAN Bus controls to monitor the rate of charge and, compliant with SAE J1772 standards, provide safety features during rapid charge cycles.  Our chargers range in voltage from 200 volts of direct current, or VDC, to 700 VDC and can charge electric vehicles up to 400 amps.  The modular approach of our design allows us to customize charging solutions for varying vehicle configurations ranging from electric cars to heavy-duty electric trucks. We currently provide our chargers in both on-board and off-board configurations.

Periodically we may also provide vehicle upgrades or accessories to enhance performance and efficiency of our vehicles in the field, which we expect will provide additional revenues through sales of aftermarket parts marketed through our trained dealer network.

Manufacturing and Assembly

Our executive offices and our manufacturing and assembly facility is located in Harbor City, California, where we lease 18,754 square feet of manufacturing, assembly and office space.

Our manufacturing strategy begins with a design package consisting of engineering documentation, bill of materials and assembly drawings supported by assembly instructions where appropriate.  We outsource our metal fabrication and painting operations to local qualified vendors.  As our demand for certain configurations grows, we plan to outsource additional non-critical operations to qualified suppliers.

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

Final assembly of our electric vehicles and electric drive systems is conducted at our Harbor City facility.  We also assemble and test our lithium battery modules and charging systems at this facility.  Our engineering and procurement offices are also located at this facility to support our production needs.  We estimate that our current manufacturing and assembly capacity at this facility provides us with the ability to substantially increase sales with the addition of direct labor personnel and relatively modest capital investments in plant, tooling and equipment.  We believe that our facility is sufficient to meet our anticipated production needs over the next twelve months.

Customers

In 2011, we sold Nautilus XRE20s to a steel mill and a Department of Defense facility. Customers for our electric vehicles also include T&K Logistics, the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan, that has agreed to lease 10 of our Nautilus XE20s yard tractors for use at Ford Motor Company’s assembly plant.

We have sold our electric drive systems, lithium battery modules and flux vector motor controllers to OEMs for use in medium to heavy-duty vehicles and industrial equipment.  Customers for our electric drive systems include, a manufacturer of yard tractors in Europe, a manufacturer of trucks and buses in India, a manufacturer of buses in California and manufacturer of Industrial Forklifts.  In addition, WGE has agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.  Further, under our agreement with Ashok Leyland, we have developed electric drive systems for integration into prototype inner city buses to be used in India.  Subject to the six prototype vehicles meeting established performance and cost targets and/or Ashok Leyland obtaining firm requirements from its customers, Ashok Leyland has agreed to purchase a minimum of 14 drive systems for sale to its customers.

Customers for our flux vector motor controllers include an inner city bus manufacturer located in the United States to whom we sold 240 kW flux vector motor controllers during 2011 and customers that manufacture monorail vehicles and industrial equipment for use in military applications.

Our customers for energy storage products include manufacturers of renewable energy power systems, manufacturer of lighting systems, an electric bus manufacturer, a forklift manufacturer and a university where we installed a 1 MWh system for load sharing applications.  One of our customers, a manufacturer of renewable energy power systems, has installed battery backup system incorporating our energy storage systems for demonstration in the United States, Australia, South Africa, India and Bangladesh.  We believe that the successful demonstration of cost savings resulting from the use of battery backup as a load sharing device in remote telecom wireless towers will lead to additional sales during 2012.  In 2011, we also shipped direct lithium battery packs to the second largest manufacturer of forklifts for use as replacement battery packs instead of lead acid battery packs.  We believe our energy storage batteries can double the daily range of the forklifts and other related material handling equipment. Currently forklifts using our energy storage systems are undergoing field testing, which we expect to be completed in mid 2012.  We expect that the successful completion of this testing may result in additional sales of our batteries for use in forklifts during 2012.

Under the terms of the Distribution Agreement, we also sell lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company to OEMs of vehicles and renewable energy integrators.

Sales and Marketing

Our sales and marketing strategy focuses on users and manufacturers of medium-duty and heavy-duty vehicles globally.  We target certain geographic markets based on key market indicators related to fuel prices, urban pollution, urban congestion, environmental regulations, local incentives and public and political emphasis on climate change.  Our global strategy emphasizes first-to-market initiatives, where we identify regional OEMs who we can partner with to develop product solutions for specific market needs.  We also promote a localization strategy, where we partner with OEMs to reduce non-value added costs such as freight, duties and import taxes.  We rely on local branding of vehicles by our OEM partners to promote completed vehicles in the region.  In regions where a localization strategy may not be practical or effective, we utilize indirect distribution channels through local dealers or distributors to sell completed products manufactured by us or our OEM partners.  Additionally, we use Internet advertising and public relations campaigns to promote our products in domestic and international markets.

Electric Vehicle Sales

We market, sell and service our electric vehicles through an authorized and trained worldwide dealer network.  Our dealers are assigned geographic territories, the sizes of which vary based on a dealer’s infrastructure and ability to adequately perform sales and service functions.  Our authorized dealers will receive discounts along with installation fees as deemed appropriate for each territory and the dealer’s annual sales.  In addition, we plan to provide marketing incentives to our dealers in terms of cooperation on trade shows, providing demonstration equipment, marketing collateral materials, etc. as deemed necessary to increase sales and gain market share.

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

We currently have dealers that are marketing our electric vehicles in western Canada, Argentina, Colombia, Costa Rica, Spain, South Korea and, generally, in Europe.  We have also expanded our staff in the United States to address our focus on increasing international sales.

In June 2009, we entered into the Autocar Agreement and plan to use Autocar’s sales and dealer network to provide aftermarket services for our products.   Under the terms of the Autocar Agreement, we agreed with Autocar to collaborate on the marketing and sale of on-highway Class 7 and Class 8 zero emissions vehicles through Autocar’s existing authorized commercial truck dealer network.  We believe that Autocar has an established nationwide network of over 200 service locations that will provide aftermarket support for our vehicles in North America.

We anticipate that a majority of future electric vehicle sales will be made directly to end users, such as large terminal operators, shipping companies and OEMs, rather than directly to governmental agencies such as the AQMD and the City of Los Angeles.

OEM Sales

We currently sell our heavy-duty and medium-duty electric drive systems, lithium battery modules and flux vector motor controllers directly to OEMs for use in medium to heavy-duty vehicles and industrial equipment.  Our sales strategy is to partner with OEMs to develop product solutions for specific market needs utilizing our complete drive systems and battery systems. As of the date of this report, we are partnered with Mol Industries, a manufacturer of yard tractors in Europe, Ashok Leyland, a manufacturer of trucks and buses in India, and Krystal Coach, a leading manufacturer of shuttle buses and limousines in California.

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

We believe that the industry in which we compete is in the early stages of its development and is experiencing strong growth globally with no significant market leader.  We believe that the medium and heavy-duty electric vehicle market is poised for growth as a result of global governmental initiatives providing zero emissions technologies and the development of new battery technologies.  Further, we believe our first-to-market approach in the heavy-duty electric vehicle product category provides us with a competitive edge in markets where regulatory mandates or incentives favor heavy-duty or medium-duty electric vehicles.

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

Our competitors’ products target new and retrofit markets with drive systems powered by natural gas, electric, hybrid and fuel cell powered vehicles.  Competitors within our addressed market consists of small to large global corporations providing medium-duty and heavy-duty vehicles powered by fossil fuels.  Our competitors have substantially greater customer bases, businesses, and financial resources than us, and are currently engaged in the development of products and technologies related to hybrid drive systems that utilize current fossil fuel based drive systems combined with electric or hydraulic propulsion systems.

Electric Vehicles

Our primary competition in the electric vehicle market is vehicles designed to operate with diesel propulsion systems.  We also compete with other fuel powered vehicles such as bio-diesel, compressed natural gas, plug-in hybrid, hydraulic hybrid, hydrogen fuel cell and liquid natural gas powered vehicles.

Our competitors also compete with us on the basis of price, operating costs, longevity and performance.  In general, our electric vehicles are significantly more expensive than similar vehicles powered by other fuels including vehicles powered by diesel or liquefied natural gas.  In terms of performance, our competitors compete based on performance standards such as range, speed, and capacity.  For example, Vision Industries Corp., a manufacturer of hydrogen fuel cell powered drayage vehicles, claims to have prototype of a hydrogen powered vehicle that has a range of 340 miles.

Our competitors vary based on off-highway and on-highway market segments.  Our Nautilus XE20 and Nautilus XRE20 primarily address the off-highway, in-terminal applications for container transportation.  Our Nautilus XE30 primarily addresses the on-highway, inner city applications for container transportation.  Our Mule M100 addresses short-haul on-highway applications for load carrying applications.  We believe that we are the first manufacturer to address these heavy load short-haul applications with zero emissions technologies and therefore expect most of our competitors to be current manufacturers of on-highway fossil fuel-based vehicles.

Our Nautilus XE20 and Nautilus XRE20 address applications related to container transportation at shipyards, rail yards, intermodal facilities, industrial plants, distribution warehouses, food production facilities, military bases and mail facilities.  These applications require products with high visibility, tight turning radius, low speed and a lifting fifth wheel for increased operator productivity.  Currently, this market is addressed by five main competitors, all of which produce diesel or other fossil fuel powered vehicles.  These competitors are Kalmar Industries Corp, Capacity of Texas, Inc., MAFI Transport Systems GmbH, and Terberg DTS (UK) Ltd.  We consider Kalmar Industries Corp. and Capacity of Texas, Inc. to be two manufacturers that have a global presence, while Terberg DTS (UK) Ltd. and MAFI Transport Systems GmbH have a regional presence in Europe.

We expect that our Nautilus XE30 and Mule M100 product lines will address applications related to short-haul transportation of cargo at ports, airports, rail yards and inner cities.  We anticipate that our Mule product line will target customized market niches where air pollution is a key driver for vehicle selection.  In this product category our competitors include large automotive vehicle manufacturers such as Kenworth Truck Company, Vision Industries Corp., Peterbilt Motors Company, Mack Trucks, Inc., International Trucks, Smith Electric Vehicles and Freightliner Trucks.  Our success in this market niche will depend upon increased regulatory incentives for use of zero emissions vehicles.  We will also focus our efforts on promoting sales of these vehicles in international markets for distribution of goods and consumables in congested inner city areas.

Flux Vector Motor Controllers

Electric vehicle propulsion systems primarily consist of two types of motor technologies, direct current and alternating current.  Direct current powered systems are more dominant and cost effective in lower voltage and load carrying applications.  We believe that during the past five years, cost effective alternative current systems have started to gain market share in lower cost products mainly due to the lower costs of maintenance associated with alternative current propulsion systems.

Heavy-duty and medium-duty electric vehicles require higher power and voltage rated propulsion systems requiring high level of safety, diagnostics and customization.  Our competitors in this market consist of manufacturers of high capacity variable frequency motor controllers.  These manufacturers market directly to OEMs or vehicle manufacturers.  Our current competitors in the marketplace include Enova Systems Inc., Azure Dynamics Inc., UQM Technologies, Inc. and Raser Technologies, Inc.

Electric Drive Systems

We also face competition from small to medium size manufacturers of alternative fuel heavy-duty and medium-duty drive systems such as Cummins Inc., Westport Innovations Inc., Eaton Corporation, US Hybrid Corporation, Enova Systems Inc., UQM Technologies, Inc. and Azure Dynamics Inc.  These competitors’ products target new and retrofit markets with drive systems powered by natural gas, electric hybrid and fuel cell powered vehicles.  These small to medium size manufacturers offer products competitive in price to our current product line and these products are expected to exceed the performance of our products in key performance specifications such as range and speed.

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

During 2011 we developed a 600 Volt, 240 kW drive system to address the transit bus and heavy-duty truck markets.  We also developed and delivered a 600 Volt, 240 kW drive system for a hybrid bus manufacturer in Asia for use in an intercity bus application.  During 2010, we developed a proprietary BMS for large format lithium batteries that is used across all our product lines.  In 2011, we developed and shipped high frequency fast charger systems to our customers worldwide.  Our fast chargers have enabled us to charge our vehicles in less than two hours.

Product development is spearheaded by members of our senior management who evaluate the development of new products and new market applications for existing products.  Our research and development team has over 80 years of combined experience in the development of electric vehicle technologies.  We believe our future success depends on our ability to increase our vehicle range through integration of new battery technologies into current vehicle designs.  Our efforts are focused on the seamless integration of our leading technologies into various product configurations that are cost competitive.  Further, we utilize the most advanced computer-aided design (CAD) systems to reduce time to market of our new products. We incurred approximately $555,839 and $270,134 in research and development expenses during 2011 and 2010, respectively, and expect to incur approximately $600,000 in research and development expenses during 2012.

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

Employees

As of April 13, 2012, we employed 25 employees on a full-time basis and one employee on a part-time basis.  None of our employees are represented by labor unions, and there have not been any work stoppages at our facility.  We generally consider our relationships with our employees to be satisfactory.  In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

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

Risks Relating to Our Business

We have a history of only nominal revenues, have incurred significant losses, expect continued losses and may never achieve profitability. If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully deploying our electric drive systems, battery systems, renewable energy storage devices and electric vehicles as well as operating and expanding our business.

We have a history of only nominal revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2011, we had an accumulated deficit of $22,395,105.  For our fiscal years ended December 31, 2011 and 2010, we incurred a net loss of $7,056,212 and $4,302,633, respectively.  We cannot predict when we will become profitable or if we ever will become profitable. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully producing and selling our electric drive systems, lithium battery modules, flux vector motor controllers, and electric vehicles and operating or expanding our business.   As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

Our significant losses have resulted principally from costs incurred in connection with the development of our products and from costs associated with our administrative activities. We expect our operating expenses to dramatically increase as a result of our planned production and sale of our electric drive systems, renewable energy storage devices and electric vehicles.  Since we have no significant operating history, we cannot assure you that our business will ever become profitable or that we will ever generate sufficient revenues to meet our expenses and support our planned activities. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis.

Our independent auditors have issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the years ended December 31, 2011 and 2010 includes a paragraph that explains that we have incurred substantial losses. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development and deployment of our heavy-duty electric vehicles, flux vector motor controllers and electric drive systems. We urge potential investors to review this report before making a decision to invest in Balqon Corporation.

Without substantial additional financing, we may be unable to achieve the objectives of our current business strategy, which could force us to delay, curtail or eliminate our product and service development programs thereby adversely affecting our operations and the price of our common stock.

For the fiscal year ended December 31, 2011, we recorded a net loss of $7,056,212 and utilized cash in operations of $5,226,096.  As of that date, we had a working capital deficit of $4,241,177 and a shareholders’ deficiency of $4,075,840.  Our capital requirements for the next 12 months will continue to be significant.  We have been, and currently are, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.   In addition, our convertible debentures contain covenants that include restrictions on our ability to pay dividends on our common stock.

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

In connection with the acquisition of substantially all of the intellectual property assets of Electric Motorsports, LLC, or EMS, in September 2008, we recorded approximately $166,500 in goodwill and $186,965 of trade secrets based on the application of purchase accounting. In addition, during 2010, we recorded our three-year distribution agreement, or Distribution Agreement, with SOL, or SOL, as an intangible asset in the amount of approximately $1,403,375, which amount represents the consideration we paid in connection with the execution of the Distribution Agreement.  We provide that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and intangible assets that have finite useful lives continue to be amortized over their useful lives.  Management makes certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. During the years ended December 31, 2011 and December 31, 2010, we determined that there were no indicators of impairment of its recorded goodwill.  During the year ended December 31, 2011, we determined that the value of our intangible asset related to the Distribution Agreement was impaired. Accordingly, we recorded an impairment loss of $935,583 that represents the unamortized value of the Distribution Agreement as of December 31, 2011.  Any future impairments, including impairments of the goodwill or intangible assets recorded in connection with the acquisition of substantially all of the assets of EMS, would negatively impact our results of operations for the period in which the impairment is recognized.

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

The industry within which we compete is highly competitive. New developments in technology may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete.  Competition for our products may come from current fossil fuel based drive system technologies, improvements to current drive system technologies and new alternative fuel drive system technologies.  Our target market is currently serviced by existing manufacturers with existing customers and suppliers using proven and widely accepted fossil fuel powered drive systems.  Additionally, we have competitors working on developing technologies such as cleaner diesel engines, bio-diesel, fuel cells, natural gas, hybrid electric/internal combustion engines, and hydrogen powered fuel cell technologies.  Our products compete directly with fossil fuel powered vehicles which are lower in price and higher in key performance specifications such as range, speed and load carrying capacity.  In addition, our competitors have a long history of producing high volume products with established dealer and service networks.  Many of our competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation products, as well as greater name recognition than we do.  Competitors for our Nautilus product line include manufacturers of fossil fuel powered vehicles, including Kalmar Industries Corp, Capacity of Texas, Inc., MAFI Transport Systems GmbH, Mol Transport Solutions and Terberg DTS (UK) Ltd.  Competitors for our Mule product line include large automotive vehicle manufacturers such as Kenworth Truck Company, Freightliner Trucks, Mack Trucks, Inc., International Trucks and Peterbilt Motors Company.  We also face competition from manufacturers of electric or zero-emissions vehicles, including Smith Electric Vehicles, Vision Industries Corp., Freightliner Custom Chassis and Navistar.  As a result, our competitors may be able to compete more aggressively and sustain that competition over a larger period of time than we could.  Each of these competitors has the potential to capture market share in various markets, which could have a material adverse effect on our position in the industry and our financial results.

We also face competition from small to medium size manufacturers of alternative fuel drive systems such as Cummins Inc., Westport Innovations Inc., US Hybrid Corporation, Enova Systems Inc., UQM Technologies, Inc., Azure Dynamics Inc. and Vision Industries Corp.  These competitors’ products target new and retrofit markets with drive systems powered by natural gas, electric hybrid and fuel cell powered vehicles.  These small to medium size manufacturers offer products competitive in price to our current product line and these products are expected to exceed the performance of our products in key performance specifications such as range and speed.  There can be no assurance that our zero emissions products will be able to offer competitive advantages over alternative fuel powered vehicles being developed by our competitors.   Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures.  This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

The majority of our backlog consists of purchase orders from one large customer. Our lack of purchase orders from a more diversified customer base could cause our business, operating results and financial condition to be materially and adversely affected.

As of April 13, 2012, approximately 89% of our backlog is attributable to two customers.  We have received a purchase order for 300 of our electric drive systems from WGE, an affiliate of our Chairman of the Board.  This purchase order from WGE represented approximately 79% of our backlog on April 13, 2012.  If we are unable to deliver the electric drive systems to WGE, and/or unable to obtain additional orders for our products, our sales and financial condition will decline.  Further, because our customers are still relatively concentrated, any adverse developments experienced by any of their customers could have an adverse impact on our business, operating results and financial condition.

Products within the industry in which we operate are subject to rapid technological changes.  If we fail to accurately anticipate and adapt to these changes, the products we sell will become obsolete, causing a decline in our sales and profitability.

The industry within which we compete is subject to rapid technological change and frequent new product introductions and enhancements which often cause product obsolescence.  We believe that our future success depends on our ability to continue to enhance our existing products and technologies, and to develop and manufacture in a timely manner new products with improved technologies.  We may incur substantial unanticipated costs to ensure product functionality and reliability early in its products’ life cycles.  If we are not successful in the introduction and manufacture of new products or in the development and introduction, in a timely manner, of new products or enhancements to our existing products and technologies that satisfy customer needs and achieve market acceptance, our sales and profitability will decline.

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

We own, license or have otherwise obtained the right to use certain technologies incorporated in our flux vector motor controllers.  We may receive infringement claims from third-parties relating to our products and technologies. In those cases, we intend to investigate the validity of the claims and, if we believe the claims have merit, to respond through licensing or other appropriate actions. To the extent claims relate to technology included in components purchased from third-party vendors for incorporation into our products, we would forward those claims to the appropriate vendor. If we or our component manufacturers are unable to license or otherwise provide any necessary technology on a cost-effective basis, we could be prohibited from marketing products containing that technology, incur substantial costs in redesigning products incorporating that technology, or incur substantial costs defending any legal action taken against us.

Fluctuation in the price, availability and quality of materials could increase our cost of goods and decrease our profitability.

We purchase materials directly from various suppliers. The prices we charge for our products are dependent in part on the cost of materials used to produce them. The price, availability and quality of our materials may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation costs, government regulation, economic climates and other unpredictable factors. Any material price increases could increase our cost of goods and decrease our profitability unless we are able to pass higher prices on to our customers. We do not have any long-term written agreements with any of these suppliers; except for Autocar, and we do not anticipate entering into any such agreements in the near future.

Our limited production, commercial launch activities and continued field tests could encounter problems.

We are currently conducting, and plan to continue to conduct, limited production and field tests on a number of our products as part of our product development cycle, and we are working on scaling up our production capabilities.  These production readiness activities and additional field tests may encounter problems and delays for a number of reasons, including the failure of our technology, the failure of the technology of others, the failure to combine these technologies properly and the failure to maintain and service the test prototypes properly.  Some of these potential problems and delays are beyond our control.  Any problem or perceived problem with our limited production and field tests could damage our reputation and the reputation of our products and delay their commercial launch.

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

In addition, the market price for our common stock may be particularly volatile given our status as a relatively small company with a small and thinly-traded “public float” that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

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

Balwinder Samra, our President and Chief Executive Officer, has voting power equal to approximately 48% of all votes eligible to be cast at a meeting of our stockholders.  As a result of his significant ownership interest, Mr. Samra will be able to exercise significant influence with respect to the election of directors, offers to acquire Balqon Corporation and other matters submitted to a vote of all of our stockholders.

Shares of our common stock eligible, or to become eligible, for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of April 13, 2012, we had 35,641,530 shares of common stock outstanding, all of which were restricted under the Securities Act of 1933, as amended, or Securities Act.  All 35,641,530 shares of outstanding common stock, were issued by us more than six months prior to that date and, therefore, can be sold without restriction subject to the limitations imposed by Rule 144 of the Securities Act (of these 35,641,530 shares of our common stock that have been held for more than six months, 8,745,780 shares of our common stock are held by non-affiliates).  As of April 13, 2012, we also had outstanding options and warrants that were exercisable for approximately 14,672,915 shares of common stock and convertible notes and convertible debentures convertible into an aggregate of 3,900,758 shares of our common stock. Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

The exercise of outstanding options and warrants to purchase our common stock and the conversion into common stock of our outstanding convertible notes and convertible debentures could substantially dilute your investment, impede our ability to obtain additional financing, and cause us to incur additional expenses.

Under the terms of our outstanding options and warrants to purchase our common stock issued to employees and others and the terms of our outstanding convertible notes and convertible debentures, the holders are given an opportunity to profit from a rise in the market price of our common stock that, upon the exercise of the options and/or warrants or the conversion of the convertible notes and/or convertible debentures, could result in dilution in the interests of our other stockholders.  The terms on which we may obtain additional financing may be adversely affected by the existence and potentially dilutive impact of our outstanding options, warrants, convertible notes and convertible debentures.  In addition, holders of certain of the warrants and holders of convertible notes and convertible debentures have registration rights with respect to the common stock underlying these warrants, convertible notes and convertible debentures.  The registration of these underlying shares of common stock will cause us to incur a substantial expense.

The market price of our common stock and the value of your investment could substantially decline if our warrants, options, convertible notes or convertible debentures are exercised or converted into shares of our common stock and resold into the market, or if a perception exists that a substantial number of shares will be issued upon exercise of our warrants and options or conversion of our convertible notes or convertible debentures and then resold into the market.

If the exercise prices of our warrants and options and conversion prices of our convertible notes and convertible debentures are lower than the price at which you made your investment, immediate dilution of the value of your investment will occur. In addition, sales of a substantial number of shares of common stock issued upon exercise of our warrants and options and upon conversion of our convertible notes and convertible debentures, or even the perception that such sales could occur, could adversely affect the market price of our common stock.  You could, therefore, experience a substantial decline in the value of your investment as a result of both the actual and potential exercise of our warrants or options or the conversion of our convertible notes or convertible debentures.

Because we may be subject to the “Penny Stock” rules, the level of trading activity in our common stock may be reduced.

Our common stock is quoted on the OTC Bulletin Board.  The last reported sale price per share of our common stock on April 13, 2012, was $0.45.  As a result, our common stock will most likely constitute “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC.  Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges).  The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

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

Furthermore, we may be subject to the restrictions contained in Sections 78.378 through 78.3793 of the Nevada Revised Statutes which provide, subject to certain exceptions and conditions, that if a person acquires a “controlling interest,” which is equal to either one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of a corporation, that person is an “interested stockholder” and may not vote that person’s shares. The effect of these restrictions may be to discourage, delay or prevent a change in control of Balqon Corporation.

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

Item 1B.  Unresolved Staff Comments.

Not Applicable.

Item 2.  Properties.

Our executive offices located at 1420 240th Street, Harbor City, California 90710, where we occupy approximately 18,750 square feet of space.  During the year ended December 31, 2010, we leased our Harbor City facility for $10,540 a month.  We currently lease our Harbor City facility for $14,353 a month.  During each of the years ended December 31, 2011 and 2010, we reported $172,956 and $129,260, respectively, in lease expenses.

We believe that our existing facilities are sufficient to meet our present needs and anticipated needs for the foreseeable future.

Item 3.  Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosure.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock and Holders

Shares of our common stock trade on the OTC Bulletin Board under the symbol “BLQN.”  Shares of our common stock began trading on the OTC Bulletin Board on November 20, 2008.  The table below sets forth for the quarters indicated for the years ended December 31, 2010 and 2011, the reported high and low bid prices of our common stock as reported on the OTC Bulletin Board.  The prices shown below reflect inter-dealer quotations without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2010
First Quarter (January 1 – March 31)	$1.13	$0.65
Second Quarter (April 1 – June 30)	$0.95	$0.20
Third Quarter (July 1 – September 30)	$0.54	$0.01
Fourth Quarter (October 1 – December 31)	$0.70	$0.01

Year Ending December 31, 2011
First Quarter	$1.90	$0.58
Second Quarter	$1.18	$0.85
Third Quarter	$1.01	$0.02
Fourth Quarter	$0.80	$0.04

As of April 13, 2012, we had 35,641,530 shares of common stock outstanding held of record by approximately 73 stockholders.  These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On April 13, 2012, the last reported sale price of our common stock on the OTC Bulletin Board was $0.45 per share.

Dividend Policy

We did not declare any dividends on our common stock during 2011.  We currently anticipate that we will not declare or pay cash dividends on our common stock in the foreseeable future.  We will pay dividends on our common stock only if and when declared by our board of directors.  The ability of our board of directors to declare a dividend is subject to restrictions imposed by Nevada and California law.  Further, the terms of our outstanding senior secured convertible debentures include a restriction on our ability to pay dividends on our common stock.  In determining whether to declare dividends, our board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

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

Between July 29, 2010 and December 2, 2010, we entered into agreements with 26 accredited investors under which we sold an aggregate of $850,000 of 10% Senior Secured Convertible Debentures which were initially convertible into an aggregate of 1,133,333 shares of our common stock at a conversion price of $0.75 per share, subject to adjustment.  The 10% Senior Secured Convertible Debentures are secured by a security interest in all of our personal property (subject to customary exceptions), which security interest is subject to and subordinate to the security interest under secured credit facilities with one or more financial institution, now existing or hereafter arising, in an amount of up to $2,500,000 in the aggregate, provided that we do not issue any of our equity securities in connection with the creation of any additional senior debt.  Additionally, we issued to these investors five-year warrants to purchase an aggregate of 850,000 shares of our common stock at an exercise price of $0.75 per share, subject to adjustment.  In connection with the offering, we paid placement agent fees of approximately $93,500, consisting of a cash commission of $68,000 and a non-accountable expense allowance of $25,500.  We also issued five-year warrants to purchase an aggregate of 68,000 shares of our common stock at an exercise price of $0.75 per share (subject to adjustment) to the placement agent and its designees.  The aggregate gross proceeds of $850,000 of the offering, less $93,500 paid to the placement agent, less other offering expenses, were allocated to working capital.

On December 14, 2010, we issued 7,812,500 shares of our common stock and a five-year warrant to purchase up to 7,812,500 shares of our common stock at an exercise price of $0.64 per share to SOL, an accredited investor, for an aggregate purchase price of $5,000,000 in a private offering.  The aggregate gross proceeds of $5,000,000 were allocated to working capital.  On December 14, 2010, we also entered into the Distribution Agreement with SOL under which we issued to SOL 1,375,000 shares of our common stock and a five-year warrant to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.50 per share in consideration of our appointment as distributor under the Distribution Agreement.

During March and April of 2012, the Company negotiated Amendment and Exchange Agreements with holders of $891,500 of its $916,500 of 10% unsecured notes payable that matured on March 31, 2012.  The terms of the Amendment and Exchange Agreements provide that the maturity date of these notes is extended until March 31, 2013, the notes continue to pay quarterly interest at the rate of 10%, the notes are to be subject to a security agreement that will secure the notes by assets of the company. The security agreement will be subordinate to existing bank financing and the $850,000 of 10% Senior Secured Convertible Debentures that currently have a balance due of $775,000.  The Amendment and Exchange Agreements also provide that the notes are convertible into common stock of the Company at a price of $0.40 per share, subject to adjustment for a customary full-ratchet anti-dilution provision. The notes further provide a total 891,500 three year warrants that are exercisable into common stock at an exercise price of $0.40.

We have been, and currently are, actively identifying and obtaining additional financing sources to meet the cash requirements of our activities.  Although no assurances can be given that we will be successful in obtaining additional financing , we believe we will be successful in these efforts.

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

As of the date of this report, our electric tractor product portfolio features three products in our Nautilus product line: (i) the Nautilus XE20, a heavy-duty electric yard tractor; (ii) the Nautilus XE30, a heavy-duty Class 8 electric short-haul tractor; and (iii) the Nautilus XR E20, a longer-range version of the Nautilus XE20.  We also offer a heavy-duty Class 7 electric truck, the Mule M100. The Mule M100 is designed as zero emissions solutions to transport loads of up to 4 tons and, depending on battery selection, can be configured to have a range of up to 150 miles on a single charge under unloaded conditions.

During 2011, we focused a significant portion of our research and development on the development of electric drive systems, charging systems, and the next generation of our flux vector motor controllers to address the light and medium-duty vehicle markets.  We also developed our proprietary, high frequency fast chargers that have a capacity of up to 160 kW that will provide our customers with the capability to charge our vehicles in less than two hours.  During 2011, we also developed and shipped our next generation flux vector motor controllers, which incorporate the latest commercially available transistor technology  and provide higher efficiency and more power than our existing flux vector motor controllers.  Our next generation flux vector motor controllers are designed to work seamlessly with induction motor or permanent magnet motor designs, allowing us the ability to develop drive systems for light-duty vehicles such as automobiles, pickup trucks and light-duty delivery vehicles.  Our efforts during 2011 also led to the development of power inverters, charging systems and battery systems capable of providing up to one Mega Watt (“MW”) of power in peak load sharing applications in energy storage devices.  In 2011, significant research and development effort was focused on developing energy storage products ranging from 16 kilo Watt hours (“kWh”) to 1.1 Mega Watt hours (“MWh”) of energy storage.  During 2011, we also developed and sold battery systems to address applications such as forklifts and pallet jacks in the telecommunication energy storage and material handling markets.  Also during the third quarter of 2011, we developed and sold battery systems to address applications such as forklifts and pallet jacks in the telecommunication energy storage and material handling markets.  We developed and shipped energy storage products for forklifts, telecom and commercial buildings.

We also focused a significant portion of our production efforts during 2011 on (i) designing an electric drive system configuration that can be integrated into 14 to 30 passenger mini-buses in connection with an order from WGE and an agreement with Ashok Leyland Ltd., (ii) integrating the electric drive systems we developed in connection with the WGE order and our agreement with Ashok Leyland into the mini-bus chassis specified by each of them, (iii) developing a medium-duty on-road electric truck, our Mule M100, and (iv) producing Nautilus XR E20s in connection with an agreement with T&K Logistics, Inc. and an agreement with the City of Los Angeles.

Our product engineering efforts during 2011 resulted in the development of an extended range yard tractor, our Nautilus XR E20, which is capable of operating over two shifts on a single charge in warehouse applications. Our Nautilus XR E20, an extended range version of Nautilus XE20, has a range of 16 hours of run time on a single charge under unloaded conditions, which is double the range of the Nautilus XE20.  In addition, during 2011 we developed a drive system for a yard tractor to address the zero emissions tractor market in Europe.  During 2011, we also developed, tested and sold our Class 7 Mule M100, configured for use as an electric 32 passenger shuttle bus.  Further, in 2011 we developed and sold a chassis that includes our drive system, battery system and charging system to be configured for use as a 40 foot passenger bus.

Critical Accounting Policies

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Management tests goodwill for impairment at the reporting unit level.  We only have one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital, or WACC, methodology. The WACC methodology considers market and industry data as well as Balqon-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Balqon-specific historical and projected data, develops growth rates and cash flow projections for Balqon.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to our total market capitalization. The discounted cash flow valuation methodology and calculations was used in 2011 impairment testing.  Impairment tests of the goodwill we acquired from EMS were conducted during the fourth quarters of 2010 and 2011.  These impairment tests did not indicate that the goodwill we acquired from EMS was impaired as of December 31, 2010 or 2011  An impairment test of the value of the Distribution Agreement  conducted during the fourth quarter of 2011 indicated that the asset was fully impaired. As such, the Company recognized a $935,583 impairment loss on the Distribution Agreement during the fourth quarter of 2011.

We review intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life.  If the carrying value of an asset exceeds its undiscounted cash flows, we write-down the carrying value of the intangible asset to its fair value in the period identified.  If the carrying value of assets is determined not to be recoverable, we record an impairment loss equal to the excess of the carrying value over the fair value of the assets.  Our estimate of fair value is based on the best information available to us, in the absence of quoted market prices.  We generally calculate fair value as the present value of estimated future cash flows that we expect to generate from the asset using a discounted cash flow income approach as described above.  If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.  Based on management’s assessments, there were indicators of impairment of one of the Company’s intangible assets at December 31, 2011, and the Company has made the applicable adjustment for this asset impairment loss.

Impairment of Long-Lived Assets

The FASB, has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there were no indicators of impairment of our long lived assets at December 31, 2010 or December 31, 2011.

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

Financial Condition and Results of Operations

Our total revenues increased by $1,456,586, or 215%, to $2,134,331 for the year ended December 31, 2011 as compared to $677,745 for the year ended December 31, 2010.  The increase in revenues was as a result of the introduction of our new products and drive system, battery system and charging system technologies that we developed during 2011.  Gross profits during the year ended December 31, 2011 was $549,014, up $482,597, or 727%, from the year ended December 31, 2010.  This increase is primarily due to higher revenues resulting from improved manufacturing utilization and reduced material cost of our battery systems.

We reported a net loss of $7,056,212 for the year ended December 31, 2011 as compared to a net loss of $4,302,633 for the year ended December 31, 2010, an increase of $2,753,579. Losses from operations as a percentage of sales during the year ended December 31, 2011 was 331%, as compared to losses from operations as a percentage of sales of 635% during the year ended December 31, 2010. The increase in losses during 2011 is attributable to increases in general & administrative expenses of $1,620,106, increase in research and development costs of $285,705, increase in depreciation and amortization of $460,034, increase in impairment loss of $935,583, and increase in interest expense of $513,912. These increases in expenses are reduced by an increase in gross profit of $482,597, decrease of private placement costs of $359,339, and decrease in derivative liability of $219,825.

Our product mix during the year ended December 31, 2011, was greater than our product mix during the year ended December 31, 2010. Sales of our electric drive systems accounted for 66% of our total sales during 2011 as compared to 17% of total sales 2010.  During 2011, our sales of vehicles and parts accounted for 20% of our total sales, while during 2010, our sales of vehicles and parts accounted for 47% of total sales.

In December 2010, we raised $5,000,000 in connection with a private placement of common stock and warrants.  Using the capital we raised in December 2010, we ramped up our production processes during the first nine months of 2011.

Our lack of significant revenues during the year ended December 31, 2011 is a direct result of the length and complexity of our product development process.  Typically, we experience a significant time lag between receiving an order for our electric drive systems or battery systems and recognizing revenue in connection with the order due to the development time required to integrate our technologies into new vehicle platforms specified by our customers.  For example, while our electric drive systems and battery systems can be integrated into a multitude of product platforms, often times a substantial amount of time is needed to make design modifications to our product to ensure its integration into each new vehicle platform.  In most cases new designs require sourcing of raw materials contributing further to the already lengthy production time.  In the case of a new customer or a new product platform, it is customary in our business to complete and deliver a single unit prior to producing the entire order.  Once the initial product is delivered, installed and accepted by our customer, we begin production on the remaining order based on production delivery dates agreed upon with our customer.

While most of our production efforts during the first nine months of 2011 were focused on the WGE purchase order and the T&K Logistics leasing arrangement, 66% of our revenues during the period were derived from the delivery of drive systems to our OEM customers in the United States, Asia and Europe.  These drive systems were customized for vehicle configurations to be used in both on-road and off-road applications. We anticipate that the delivery of these drive systems will result in additional orders from our OEM partners in the future.

As of December 31, 2011, we had a working capital deficit of $4,241,177, an accumulated deficit of $22,395,105 and reported a net loss for the year ended December 31, 2011 of $7,056,212.  Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which we expect will help provide us with the liquidity necessary to meet operating expenses.  Over the longer-term, we plan to achieve profitability through the sale of our drive systems, electric vehicles and other products.

The tables presented below, which compare our results of operations for 2011 and 2010, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

	Year Ended December 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Years Ended December 31,
	2011	2010	Favorable (Unfavorable)	Favorable (Unfavorable)	2011	2010
Net revenues	$2,134,331	$677,745	$1,456,586	215%	100%	100%
Cost of revenues	1,585,317	611,328	(973,989)	(159)%	74%	90%
Gross profit	549,014	66,417	482,597	727%	26%	10%
General & administrative expenses	4,038,787	2,418,681	(1,620,106)	(67)%	189%	357%
Research & development	555,839	270,134	(285,705)	(106)%	26%	40%
Depreciation & amortization	568,491	108,457	(460,034)	(424)%	27%	16%
Private Placement costs	—	359,339	359,339	100%	—%	53%
(Gain) on change in derivative liability	(279,690)	(59,865)	219,825	367%	(13)%	(9)%
Impairment Loss	(935,583)	—	(935,583)	(100)%	(44)%	—%
Interest expense	1,786,216	1,272,304	(513,912)	(40)%	84%	188%
Net loss	$(7,056,212)	$(4,302,633)	$(2,753,579)	(64)%	(331)%	(635)%

Net Revenues. Our net revenues in 2011 increased by $1,456,586, or 215%, to $2,134,331 for 2011 as compared to $677,745 of net revenues for 2010.  The increase in revenues was as a result of the introduction of our new products and drive system, battery system and charging system technologies that we developed during 2011.

Gross profit. Gross profits during 2011 was $549,014, up $482,597, or 727%, from 2010.  Our 2011 gross profit margin of 26% is comprised of a 37% gross margin on the vehicle materials costs, reduced by 11% combined direct labor and manufacturing overhead costs.  Our 2010 gross profit margin of 10% is comprised of a 14% gross margin on the vehicle materials costs, offset by 4% combined direct labor and manufacturing overhead costs.  This increase is primarily due to higher revenues resulting from improved manufacturing utilization and reduced material costs of our battery systems.

General & Administrative Expenses. General and administrative expenses increased by $1,620,106 in 2011 as compared to 2010.  This increase is attributable to a $381,420 increase in marketing and sales expenses, a $182,928 increase in legal expenses, a $604,903 increase in unapplied overhead, offset by a $154,927 decrease in consulting fees and a $605,782 net increase in other general and administrative expenses.

Research & Development Expenses. Our research and development expenses for 2011 and 2010 were $555,839 and $270,134, respectively.  The increase in research and development expenses of $285,705 in 2011 is attributable to an increase of $252,137 in labor costs for new personnel in the research & development department and an increase of $33,568 of supplies and materials.

Depreciation and Amortization. .  During 2011 our depreciation and amortization expenses increased by $460,034, largely due to the amortization of the Distribution Agreement.

Private Placement Costs. During 2010, we incurred $359,339 of private placement costs relating to the issuance of certain of our convertible notes and warrants.

Change in derivative liability. During 2010, we incurred non-cash costs of $1,015,839 relating to a derivative liability created upon issuance of certain of our convertible notes and warrants.  During 2011, this derivative liability was reduced by $279,690 while in 2010 the derivative liability was reduced by $59,865. This change in derivative liability is a non-cash benefit reported on the statements of operations.

Impairment Loss.  During the year ended December 31, 2011, the Company recorded a $935,583 impairment loss related to its battery Distribution Agreement. The amount recorded as impairment loss represents the unamortized value of the intangible asset as of December 31, 2011.  The Company did not incur an impairment loss during the year ended December31, 2010.

Interest Expenses.  During 2011, interest expense increased by $513,912 over 2010. This increase in interest expenses was partly due to the increased interest expense on the $850,000 of secured debt borrowings that were incurred during July and December 2010. This 10% secured debt taken on during the latter part of 2010 was subject to the full amount of interest during 2011, representing approximately $85,000 of the additional 2011 interest expense. Interest expense also increased due to increases in borrowings under our line of credit from Bridge Bank and amortization of the beneficial conversion feature interest cost incurred on our convertible notes and warrants.

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

Liquidity and Capital Resources

During 2011, we funded our operations from cash provided from operations, the issuance of common stock in connection with the exercise of outstanding warrants and the remaining proceeds from the issuance and sale of our secured and unsecured debt and equity securities during 2010.  During 2010, we funded our operations primarily with cash from financing activities, which included the issuance of secured and unsecured debt and the issuance of equity securities.  As of December 31, 2011, we had a working capital deficiency of $4,241,177 as compared to working capital of $1,955,146 at December 31, 2010.  At December 31, 2011 and 2010 we had an accumulated deficit of $22,395,105 and $15,338,893, respectively, and cash and cash equivalents of $32,663 and $4,407,273, respectively.  The significant decrease in our cash position is a result of a net increase in property, plant and equipment from the transfer out of inventory of $739,000 of vehicles associated with the shipment of the five Nautilus XR E20s to T&K Logistics that have not been accepted by T&K Logistics as of the date of this report.  Once battery units are installed into these five Nautilus XR E20s, we plan to sell these vehicles to a leasing company and thereby realize a sale of the assets. In addition, increases in accounts receivable and prepaid expenses by an aggregate of $791,692 has contributed to our decreased cash position.

During 2009, under the terms of the City of Los Angeles Agreement, we requested and were issued an advance payment in the amount of $1,159,601 from the City of Los Angeles.  Our agreement with the City of Los Angeles terminated prior to delivery of all of the vehicles we were required to deliver under the City of Los Angeles Agreement.  To the extent we cannot successfully negotiate a new agreement with the City of Los Angeles that gives us additional time to deliver the remaining 10 vehicles and/or upgrade existing equipment with new high energy density batteries and related associated equipment to the City of Los Angeles under the same terms as the original agreement, we may have to return up to the entire $1,159,601 to the City of Los Angeles.

Our available capital resources at December 31, 2011 consisted primarily of approximately $32,663 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities in 2011 was $5,226,096 compared to $2,708,352 in 2010.  For 2011, cash used in operating activities included a net loss of $7,056,212, depreciation and amortization of $568,491, amortization of note discount of $1,436,479, the value of stock issued for services of $23,250, impairment loss of $935,583, reduction in the fair value of derivative liabilities of $279,690, and the net cash used by operating assets and liabilities of $853,997.  Material changes in asset and liabilities at December 31, 2011 as compared to December 31, 2010 that affected these results include:

•	an increase in accounts receivable of $807,420;
•	a decrease in costs plus estimated earnings in excess of billings on uncompleted contracts of $34,224;
•	an increase in inventory of $57,325;
•	an increase in equipment held for lease by a customer of $739,000;
•	a decrease in prepaid expenses of $15,728;
•	a net increase in accounts payable and accrued expenses of $442,009; and
•	an increase of $257,787 in customer advances.

Cash used in investing activities, for the purchase of property and equipment, totaled $30,410 for 2011 and $6,360 for 2010.

Cash provided by financing activities totaled $881,896 for 2011 as compared to $7,003,350 for 2010.

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

The credit facility is formula-based and generally provides that the outstanding borrowings under the credit facility may not exceed an aggregate of 80% of eligible accounts receivable.  We must immediately pay any advance made under the credit facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance and (ii) the date on which the advance was made.  Interest on the credit facility is payable monthly.  As of December 31, 2011, there was $233,231 outstanding under the credit facility, eligible accounts receivable was $374,790 and availability under the credit facility was $66,601.

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

The credit facility is secured by a continuing first priority security interest in all of our personal property (subject to customary exceptions).  The credit facility may be terminated at any time by either party

In addition, during 2012, we expect to incur approximately $600,000 in research and development expenses. We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment.

We presently have 25 employees and expect to hire additional personnel to meet production demands of increased product sales. Our present staff is sufficient to meet our current operational plan and we expect to hire additional personnel as we ramp up our production efforts during the remainder of 2012.

Although we expect that the anticipated gross profit margin from the completion and delivery of the products in our backlog will provide us with additional liquidity and capital resources, we believe that we will need additional liquidity and capital resources through debt and/or equity financing to complete all of our existing and anticipated future product backlog. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at December 31, 2011, we had an accumulated deficiency of $22,395,105 and a working capital deficiency of $4,241,177.

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

Backlog

As of April 13, 2012, we had a backlog of $16,761,284.  The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress.  Our backlog consists primarily of a $15.9 million order from WGE, an affiliate of our Chairman of the Board, for 300 electric drive systems.  Our backlog also includes an order for an aggregate of 19 flux vector motor controllers from customers engaged in manufacturing monorail systems, electric buses and forklifts for use in warehouse applications and our agreement to deliver two additional electric drive systems to Ashok Leyland.  We believe that the majority of our current backlog will be shipped within the next 18 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011 our internal control over financial reporting were effective.

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

Item 9B.  Other Information.

During March and April of 2012, the Company negotiated Amendment and Exchange Agreements with holders of $891,500 of its $916,500 of 10% unsecured notes payable that matured on March 31, 2012. The terms of the Amendment and Exchange Agreements provide that the maturity date of these notes is extended until March 31, 2013, the notes continue to pay quarterly interest at the rate of 10%, the notes are to be subject to a security agreement that will secure the notes by assets of the company. The security agreement will be subordinate to existing bank financing and the $850,000 of 10% Senior Secured Convertible Debentures that currently have a balance due of $775,000.  The Amendment and Exchange Agreements also provide that the notes are convertible into common stock of the Company at a price of $0.40 per share, subject to adjustment for a customary full-ratchet anti-dilution provision. The notes further provide a total 891,500 three year warrants that are exercisable into common stock at an exercise price of $0.40.

We have been, and currently are, actively identifying and obtaining additional financing sources to meet the cash requirements of our activities.  Although no assurances can be given that we will be successful in obtaining additional financing, we believe we will be successful in these efforts.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names, ages and positions held by our directors and executive officers as of April 13, 2012 and their business experience are as follows:

Name	Age	Positions Held
Winston Chung	53	Chairman of the Board and Director
Balwinder Samra (1)	50	President, Chief Executive Officer, Vice Chairman of the Board and Director
Erik Rolland (1)	50	Director
Robert Miranda	59	Chief Financial Officer
Henry Velasquez (1)	35	Vice President Engineering and Director
Robert Gruenwald	53	Vice President Research and Development

(1)	Member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

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

Winston Chung was appointed as our Chairman of the Board and a director on December 14, 2011. Mr. Chung is the inventor of the lithium iron phosphate battery and the founder of WGE, a China based company engaged in the manufacturing and sales of energy storage solutions and lithium batteries. Mr. Chung also serves as Director and Chief Scientist for the People’s Republic of China’s National 863 Lithium Battery Research and Development Center.  In 1982, Mr. Chung invented the world’s first maintenance-free lead acid battery. In 1989, Mr. Chung invented the world’s first plastic lithium-ion rechargeable battery.  In 1995, he invented the waterborne adhesive lithium-ion rechargeable battery. In 2001, he applied the principles of human life, imitating bionics theory to successfully develop the world’s first rare-earth element lithium yttrium rechargeable battery.  In 2003, Mr. Chung developed the rare earth lithium sulfur rechargeable battery.  Mr. Chung remains committed to expanding clean energy research and product development.  Mr. Chung’s extensive experience in the clean energy industry and his expertise in developing and manufacturing clean energy products makes him uniquely qualified to serve as a director and the Chairman of our Board of Directors.

Erik Rolland was appointed as a director on August 16, 2011.  Since July 1991, Dr. Rolland has been a Professor of Accounting and Information Systems at the University of California, Riverside.  Dr. Rolland holds a Ph.D. in Business Administration and a M.A. in Business Administration and a B.Sc. in Computer Science Engineering from the Ohio State University.  Dr. Rolland also holds a M. Sc. in Computer Science Engineering from The Norwegian Institute of Technology and a M.S. in Management and Economics from The Norwegian School of Economics and Business Administration.  Dr. Rolland has conducted over 20 years of research in transportation and logistical systems and brings over 25 years of international consulting and industry experience in this area to our Board of Directors.  Dr. Rolland also has experience and research in the international business and risk management areas.  Dr. Rolland’s extensive academic career together with his years of experience and research in the transportation and logistical systems makes him uniquely qualified to serve as a director.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the year ended December 31, 2011 and Forms 5 and amendments thereto furnished us with respect to the year ended December 31, 2011, and written representations that no Form 5 is required, no person that was a reporting person during the year ended December 31, 2011, failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2011 or prior fiscal years, except that none of our reporting persons has filed a Form 5 for the fiscal year ended December 31, 2011, and we have not received a written representation from any of our reporting persons stating that no Form 5 is required.

Composition of the Board of Directors

Our board of directors has responsibility for our overall corporate governance and meets regularly throughout the year.  Our Articles of Incorporation provide that our board of directors will be divided as equally as possible into three classes.  Our bylaws provide that our board of directors may fix the exact number of directors between one and fifteen.  Our board of directors has fixed the number of directors at four.  At each annual meeting of our stockholders, directors are to be elected for a term of three years to succeed those directors whose terms expire on that annual meeting date and our directors hold office until the third succeeding annual meeting of stockholders, until their successors are elected or until their earlier death, resignation or removal.  The term of our Class I director was set to expire at our 2010 annual meeting of stockholders, however, we did not hold an annual meeting of stockholders during 2010.  As a result, Mr. Chung, our Class I director, will hold office until our next annual meeting, until his successors is elected or until his earlier death, resignation or removal.  The term of our Class II director was set to expire at our 2011 annual meeting of stockholders, however, we did not hold an annual meeting of stockholders during 2011.  As a result, Mr. Velasquez, our Class II director will hold office until our next annual meeting of stockholders, until his successor is elected or until his earlier death, resignation or removal.  Mr. Balwinder Samra and Dr. Erik Rolland are Class III directors and will hold office until our 2012 annual meeting of stockholders, until their respective successors are elected or until their earlier death, resignation or removal.

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

Director Independence

Annually, the board of directors, with the assistance of the Nominating and Corporate Governance Committee, makes a determination as to the independence of each director using the current standards for “independence” established by the SEC and NASDAQ Market Place Rules, additional criteria set forth in our corporate governance guidelines and consideration of any other material relationship a director may have with Balqon Corporation.  None of our directors except for Dr. Erik Rolland is independent under these standards.  Mr. Balwinder Samra and Henry Velasquez are our Chief Executive Officer and Vice President Engineering, respectively.  SOL, of which Mr. Chung is President and Chief Executive Officer, is party to the Distribution Agreement under which we issued 1,375,000 shares of our common stock and a five-year warrant to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.50 per share on December 14, 2010 in consideration of certain distribution rights granted to us by SOL.  Further, in January 2011, WGE, an affiliate of Mr. Chung, agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.

Our board of directors intends to appoint at least one additional independent director to our board of directors and each of its committees in the near future.

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

Our board of directors did not hold any formal meetings during 2011.  Members of our board of directors and its committees consulted informally with management from time to time and acted at various times by written consent without a meeting during 2011.

Our board of directors has established standing Audit, Compensation and Nominating and Corporate Governance Committees.  Each committee has a written charter that is reviewed annually and revised as appropriate.  Dr. Erik Rolland serves as an independent member on each of the committees of our board of directors.  Our board of directors intends to appoint at least one additional independent director to our board of directors and each of its committees in the near future.

Audit Committee

Our Audit Committee selects our independent auditors, reviews the results and scope of the audit and other services provided by our independent auditors, and reviews our financial statements for each interim period and for our year end.

Our Audit Committee operates pursuant to a charter approved by our board of directors and our Audit Committee, according to the rules and regulations of the SEC.  Our Audit Committee consists of Balwinder Samra, Dr. Erik Rolland and Henry Velasquez.  Mr. Velasquez serves as the Chairman of our Audit Committee.  Our board of directors has determined that only Dr. Rolland is “independent” under our Corporate Governance Guidelines, and the NASDAQ Marketplace Rules and that only Dr. Rolland satisfies the other requirements under SEC rules regarding audit committee membership.  Dr. Rolland qualifies as an “audit committee financial expert” under applicable SEC rules and regulations governing the composition of the Audit Committee, and satisfies the “financial sophistication” requirements of the NASDAQ Marketplace Rules.

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

Our Compensation Committee operates pursuant to a charter approved by our board of directors and our Compensation Committee.  Our Compensation Committee consists of Balwinder Samra, Dr. Erik Rolland and Henry Velasquez.  Mr. Balwinder Samra acts as Chairman of our Compensation Committee.  Our board of directors has determined that other than for Dr. Erik Rolland, none of the members of our Compensation Committee is “independent” under the NASDAQ Marketplace Rules.

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

Our Nominating and Corporate Governance Committee operates pursuant to a charter approved by our board of directors and our Nominating and Corporate Governance Committee.  Our Nominating and Corporate Governance Committee consists of Balwinder Samra, Dr. Erik Rolland and Henry Velasquez.  Mr. Balwinder Samra acts as chairman of our Nominating and Corporate Governance Committee. Our board of directors has determined that other than Dr. Erick Rolland none of the members of our Nominating and Corporate Governance Committee is “independent” under the NASDAQ Marketplace Rules.

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

Mr. Chung is paid $6,000 per year for serving on the board of directors and Mr. Rolland is paid $3,000 per quarter for serving on our board of directors.  Our directors do not receive additional compensation for serving on the various committees of the board of directors.  Directors are reimbursed for certain reasonable documented expenses in connection with attendance at meetings of our board of directors and its committees.  Employee directors do not receive compensation in connection with their service as directors.

Director Compensation Table – 2011

The following table summarizes for the year ended December 31, 2011, the compensation awarded to or paid to, or earned by, Winston Chung and Dr. Erik Rolland, the members of our board of directors who are not named executive officers.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)
Winston Chung	$6,000	—		—	$6,000
Erik Rolland	$4,500	23,250	(1)	—	$27,750

(1)
Represents the aggregate grant date fair value of the 25,000 shares of our common stock granted to Mr. Rolland on August 16, 2011 in connection with his appointment to our board of directors computed in accordance with FASB ASC Topic 718.  As of December 31, 2011, Mr. Rolland held 25,000 shares of our common stock.

Compensation of Executive Officers

Summary Compensation Table

The following table provides information concerning the compensation for the individual who served as our principal executive officer during the year ended December 31, 2011 and our two highest paid executive officers who were serving as an executive officer on December 31, 2011.  These three individuals are collectively referred to in this report as the “named executive officers.”

Name and Principal Position	Year	Salary ($)		Total ($)
Balwinder Samra	2010	280,208	(1)	280,208
President and Chief Executive Officer	2011	300,000	(2)	300,000
Robert Miranda	2010	175,000	(3)	175,000
Chief Financial Officer	2011	175,000	(3)	175,000
Henry Velasquez	2010	167,188		167,188
Vice President Engineering and Director	2011	175,000		175,000

(1)	As of December 31, 2010, Mr. Samra was owed the entire $280,208 he earned in 2010 under the terms of his employment agreement.
(2)
As of December 31, 2011, Mr. Samra was owed the entire $300,000 he earned in 2011 under the terms of his employment agreement.  As of December 31, 2011, Mr. Samra was owed an aggregate of $348,025 in accrued salaries.

(3)
Represents the portion of the total consulting fees paid to Miranda & Associates, a professional accountancy corporation wholly-owned by Mr. Miranda, in consideration of services, attributable to the services provided by Mr. Miranda as our chief financial officer.

Employment Agreement, dated October 24, 2008, between the Company and Balwinder Samra

On October 24, 2008, we entered into an executive employment agreement with Mr. Samra.  Under the terms of the executive employment agreement, Mr. Samra has agreed to serve as our Chairman of the Board, President and Chief Executive Officer on an at-will basis.  As discussed above, Mr. Samra is no longer our Chairman of the Board.

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

Outstanding Equity Awards At Fiscal Year-End – 2011

The following table sets forth information about outstanding equity awards held by our named executive officers as of December 31, 2011.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date
Balwinder Samra	1,388,917	$2.50	6/30/2012

Robert Miranda	—	—	—

Henry Velasquez	27,778	$2.50	6/30/2012

(1)
All options represented in this table were granted in June 2008 in consideration of services provided to Balqon California and vested immediately upon grant.  In connection with the Merger Transaction, all outstanding options to purchase shares of Balqon California’s common stock were converted into options to purchase shares of our common stock.  The material features of our 2008 Plan are described below in Part III – Item 12 of this Annual Report under the heading “— 2008 Stock Incentive Plan” and in Note 13 to our financial statements for the year ended December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholder Table

The following table sets forth information with respect to the beneficial ownership of our voting stock as of April 13, 2012, the date of the table, by:

•	each person known by us to beneficially own more than 5% of the outstanding shares any class of our voting stock;
•	each of our directors;
•	each of our current executive officers identified at the beginning of the “Management” section of this report; and
•	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities.  To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them.  Except as indicated by footnote, all shares of common stock underlying derivative securities, if any, that are currently exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding for the purpose of calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group.  Percentage of beneficial ownership of our common stock is based on 35,641,530 shares of common stock outstanding as of the date of the table.

The address of each of the following stockholders, unless otherwise indicated below, is c/o Balqon Corporation, 1420 240th Street, Harbor City, California 90710.  The address for Marlin Financial Group, Inc. is 9812 Falls Road, Suite 114-198, Potomac, Maryland 20854.  The address for SOL and Winston Chung is One East Broward Blvd., Suite 1400, Fort Lauderdale, FL 33301.  Messrs. Samra, Miranda, Velasquez and Gruenwald are executive officers of Balqon Corporation.  Messrs. Samra, Velasquez and Chung are directors of Balqon Corporation.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Balwinder Samra	Common	18,388,827	(1)	49.66%
Robert Miranda	Common	166,666	(2)	*
Henry Velasquez	Common	361,118	(3)	1.01%
Robert Gruenwald	Common	250,000		*
Seven One Limited and Winston Chung	Common	18,500,000	(4)	41.15%
Erik Rolland	Common	25,000		*
Marlin Financial Group, Inc.	Common	1,877,535	(5)	5.22%
All directors and executive officers as a group (6 persons)	Common	37,691,611	(6)	81.16%

*	Less than 1%.
(1)	Includes 1,388,917 shares of common stock underlying options.
(2)
Includes 33,333 shares of common stock underlying convertible notes and 33,333 shares of common stock underlying warrants which Mr. Miranda acquired beneficial ownership of on February 10, 2010 through the Miranda & Associates, APC 401k Plan.

(3)	Includes 27,778 shares of common stock underlying options.
(4)
Includes 9,312,500 shares of common stock underlying warrants.  These securities are held by SOL.  Winston Chung, Chairman of our Board of Directors, has the power to vote and dispose of the securities held by SOL, as its Chief Executive Officer.

(5)	Includes 325,392 shares of common stock underlying warrants. Mark Levin has the power to vote and dispose of the securities held by Marlin Financial Group, Inc. as its president.
(6)	Includes 1,416,695 shares of common stock underlying options, 33,333 shares of common stock underlying convertible notes, and 9,345,833 shares of common stock underlying warrants.

Equity Compensation Plan Information - 2011

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,416,695	(1)	$2.50	6,058,305	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,416,695			6,058,305

(1)	Represents shares of common stock underlying options that are outstanding under our 2008 Plan. The material features of our 2008 Plan are described immediately below.
(2)	Represents shares of common stock available for issuance under our 2008 Plan.

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

Share Reserve

Initially, 7,500,000 shares of common stock are authorized for issuance under the 2008 Plan.  The 2008 Plan was adopted by our board of directors on October 24, 2008 and approved by our stockholders on October 23, 2009.  As of April 13, 2012, options to purchase 1,416,695 shares of common stock were issued and outstanding under the 2008 Plan.  Additionally, on August 16, 2011, we issued 25,000 shares of our common stock under the 2008 Plan to Erik Rolland in connection with his appointment to our board of directors.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our board of directors, with the assistance of the Nominating and Corporate Governance Committee, makes a determination as to the independence of each director using the current standards for “independence” established by the SEC and NASDAQ Market Place Rules, additional criteria set forth in our corporate governance guidelines and consideration of any other material relationship a director may have with Balqon Corporation other than for Dr. Erik Rolland, none of our directors are independent under these standards.  Mr. Balwinder Samra and Henry Velasquez are our Chief Executive Officer and Vice President Engineering, respectively.  SOL, of which Mr. Chung is President and Chief Executive Officer, is party to the Distribution Agreement under which we issued 1,375,000 shares of our common stock and a five-year warrant to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.50 per share on December 14, 2010 in consideration of certain distribution rights granted to us by SOL.  Further, in January 2011, WGE, an affiliate of Mr. Chung, agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.

Our board of directors intends to appoint at least one additional independent director to our board of directors and each of its committees in the near future.

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

Merger Transaction

In connection with the Merger Transaction, we issued to the shareholders of Balqon California an aggregate of 23,908,348 shares of our common stock upon conversion of the same number of shares of Balqon California’s common stock.  The 1:1 exchange ratio was determined by arms-length negotiations between Balqon Corporation (formerly, BMR Solutions, Inc.) and Balqon California and was not based on any particular valuation or other financial data with respect to either company or a comparison of comparable companies or transactions.

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

In connection with the Merger Transaction we issued to (i) Balwinder Samra, our President and Chief Executive Officer, 16,999,910 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Mr. Samra and options to purchase 4,166,751 shares of common stock upon conversion of options to purchase the same number of shares of common stock of Balqon California held by Mr. Samra; (ii) Robert Miranda, our Chief Financial Officer, 100,000 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Mr. Miranda; (iii) Henry Velasquez, our Vice President Engineering and a director of our company, 333,340 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Mr. Velasquez and options to purchase 83,334 shares of common stock upon conversion of options to purchase the same number of shares of common stock of Balqon California held by Mr. Velasquez; (iv) Robert Gruenwald, our Vice President Research and Development 250,000 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Mr. Gruenwald; and (v) Amarpal Singh Samra, a former director of our company, 1,250,025 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Mr. Samra and options to purchase 312,507 shares of common stock upon conversion of options to purchase the same number of shares of common stock of Balqon California held by Mr. Samra.  As a result of the Merger Transaction each of Mr. Balwinder Samra and Mr. Amarpal Samra became the beneficial owners of more than 5% of our common stock.  The options issues to Messrs. Balwinder Samra, Amarpal Samra, and Henry Velasquez were issued under our 2008 Plan.  One-third of these options had an exercise price of $1.50 per share and expired on June 30, 2010, one-third of these options had an exercise price of $2.00 per share and expired on June 30, 2011, and one-third of these options have an exercise price of $2.50 per share and expire on June 30, 2012.

In connection with the Merger Transaction we also issued to Marlin Financial Group, Inc. 2,916,725 shares of our common stock upon conversion of the same number of shares of common stock of Balqon California held by Marlin Financial Group, Inc. and warrants to purchase 729,180 shares of our common stock upon the conversion of warrants to purchase shares the same number shares of common stock of Balqon Corporation.  One-third of the warrants have an exercise price of $1.50 per share and expired on June 30, 2010, one-third of the warrants have an exercise price of $2.00 per share and expired on June 30, 2011, and one-third of the warrants have an exercise price of $2.50 per share and expire on June 30, 2012.  As a result of the Merger Transaction, Marlin Financial Group, Inc. became the beneficial owner of more than 5% of our common stock.

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

Indemnification Agreements

On October 24, 2008, we entered into an indemnification agreement with each of Mr. Amarpal Samra, our former director, and each of our current executive officers other than Mr. Gruenwald.  We entered into an indemnification agreement with Mr. Gruenwald on March 27, 2009.  We entered into an indemnification agreement with Mr. Chung on December 14, 2010.  We entered into an indemnification agreement with Dr. Rolland on August 16, 2011.  The indemnification agreements and our Articles of Incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Nevada law.

Balqon California’s Transactions Prior to the Consummation of the Merger Transaction

Prior to the Merger Transaction, Balwinder Samra loaned an aggregate of $59,377 to Balqon California to fund its operations.  These no interest loans were recorded as “Advances from Shareholder” on Balqon California’s financial statements.  The largest aggregate amount of principal outstanding on these loans during the years ended December 31, 2008, 2009 and 2010 was $57,420, $34,877 and $5,018, respectively.  During the fiscal years ended December 31, 2008 and 2009, we paid $22,543 and $29,859 in principal, respectively, under the loans provided by Mr. Samra.  During the fiscal year ended December 31, 2010 and the six months ended June 30, 2011, we did not make any principal or interest payments under the loans provided by Mr. Samra.  As of August 10, 2011, $5,018 in principal was outstanding under these loans.

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

In June 2008, Balqon California issued 1,250,025 shares of common stock and options to purchase 312,507 shares of common stock to Amarpal Samra, our former director, in consideration of business strategy consulting services rendered.  The value of the common stock was determined to be $1,250,025 and the fair value of the options on the grant date was determined to be $40,471.

In June 2008, pursuant to a certain Stock and Warrant Purchase Agreement dated August 28, 2008, Balqon California issued 2,916,725 shares of common stock and warrants to purchase 729,180 shares of common stock to Marlin Financial Group, Inc. in consideration of business strategy and financial advisory services rendered.  The value of the common stock was determined to be $2,916,725 and the fair value of the warrants on the grant date was determined to be $94,432.  On March 30, 2009 we entered into Amendment No. 1 to the Stock and Warrant Purchase Agreement under which we revised certain terms of the warrants issued to Marlin Financial Group, Inc.  On May 20, 2010, we entered into Amendment No. 2 to the Stock and Warrant Purchase Agreement under which we agreed with Marlin Financial Group, Inc. to terminate a contractual agreement between us and Marlin Financial Group, Inc. which restricted its ability to dispose of or transfer our securities.  We and Marlin Financial Group, Inc. agreed to terminate this provision of the agreement due, in part, to the adverse tax consequences to Marlin Financial Group, Inc. associated with the change in valuation of the stock based compensation granted to Marlin Financial Group, Inc. as reflected in our financial statements.

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

On September 9, 2008, Balqon California entered into an Asset Purchase Agreement with EMS, and its sole member, Robert Gruenwald, to acquire substantially all of the assets of EMS, including all intellectual property assets used in the development and manufacture of flux vector motor controllers, for an aggregate purchase price of $350,000, of which $250,000 was paid in cash at closing and $100,000 was paid in the form of a promissory note issued to EMS.  The promissory note issued to EMS bares an interest rate of 5% per annum payable at maturity.  During the fiscal year ended December 31, 2008, we did not make any payments of principal or interest due under the promissory note.  The largest aggregate amount outstanding under the promissory note during the fiscal year ended December 31, 2010 was $25,000.  During the fiscal years ended December 31, 2009 and 2010, we made principal payments of $75,000 and $25,000, respectively, on the promissory note.  In April 2011, we paid all accrued and unpaid interest under the promissory note and, as a result, as of April 14, 2011, the promissory note was paid in full.

On June 24, 2008, we issued a promissory note in the amount of $25,875 to Marlin Financial Group, Inc.  The promissory note bears interest at a rate of 6% per annum payable at maturity and became due and payable on December 6, 2008.  During the fiscal year ended December 31, 2008, we paid $25,000 in principal and did not make any interest payments due under the promissory note.  As of December 31, 2009, the $875 in principal that remained outstanding under the promissory note had been written off.

Private Placements

In connection with a private placement transaction consummated on December 22, 2008, we issued to Marlin Financial Group, Inc. 25,000 shares of our common stock and warrants to purchase 25,000 shares of our common stock at an exercise price of $1.50.

In connection with a private placement transaction consummated on February 10, 2010, we issued to Miranda & Associates, APC 401k Plan an aggregate of $25,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 33,333 shares of our common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, we issued to Miranda & Associates, APC 401k Plan three-year warrants to purchase an aggregate of 33,333 shares of common stock at an exercise price of $0.50 per share.  Miranda & Associates, APC 401k Plan is controlled by our chief financial officer, Robert Miranda.

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

Fees Paid to Miranda & Associates

Between September 30, 2008 and December 31, 2008, Miranda & Associates, a professional accountancy corporation wholly-owned by Robert Miranda, our chief financial officer, was paid a total of $113,790 in consulting fees in consideration of accounting and advisory services.  Miranda & Associates was paid a total of $273,192 in consulting fees in consideration of accounting and advisory services during the year ended December 31, 2009, which amount includes $150,000 in consulting fees paid in consideration of services provided by Robert Miranda as our chief financial officer.  Miranda & Associates was paid a total of $273,192 in consulting fees in consideration of accounting and advisory services during the year ended December 31, 2010, which amount includes $175,000 in consulting fees paid in consideration of services provided by Robert Miranda as our chief financial officer.  Miranda & Associates was paid a total of $192,985 in consulting fees in consideration of accounting and advisory services during the year ended December 31, 2011, which amount includes $175,000 in consulting fees paid in consideration of services provided by Robert Miranda as our chief financial officer.  As of April 13, 2012, Miranda & Associates was owed $94,635 for accounting and advisory services rendered.

Transactions with Seven One Limited and Winston Chung

On December 14, 2010, we issued 7,812,500 shares of our common stock and a five-year warrant to purchase up to 7,812,500 shares of our common stock at an exercise price of $0.64 per share to SOL, for an aggregate purchase price of $5,000,000 in a private offering.  As a result, SOL became the beneficial owner of more than 5% of our common stock.  In connection with this transaction, Winston Chung was appointed as a member of our Board of Directors and Chairman of our Board of Directors.  Mr. Chung is the chief executive officer of SOL.

On December 14, 2010, we also entered into the Distribution Agreement with SOL.  Under the Distribution Agreement, as amended to date, we have been appointed as the exclusive authorized distributor for the promotion, marketing and sale of lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company in the United States.  In consideration of our appointment as the exclusive distributor under the Distribution Agreement, we issued to SOL 1,375,000 shares of our common stock and a five-year warrant to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.50 per share.  In January 2011, based on the terms of the Distribution Agreement, we received 3,564 battery units valued at $2,629,800 on a consignment basis.  During the year ended December 31, 2011, we sold 203 units of these batteries with a cost of $143,000. As of March 31, 2012, we held the remaining 3,361 units valued at $2,487,700 on a consignment basis.

On January 25, 2011, we entered into an agreement with WGE under which WGE agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.  We have agreed to deliver the 300 electric drive systems to WGE by July 25, 2012.  Winston Chung, the Chairman of our board of directors, is president and chief executive officer of WGE.

During the year ended December 31, 2011, the Company had sales of $651,072 to Krystal Coach, MVP RV, Metalcrafters, and TCP holdings. These companies are related by common ownership of the Company’s Chairman, Mr. Winston Chung. As of December 31, 2011, the Company held $447,484 of accounts receivable from these related parties. As of December 31, 2011, the Company has estimated that $178,484 of these related party accounts receivable may be uncollectible.

During the year ended December 31, 2011, the Company purchased $714,600 from Winston Battery and Seven One Limited. As of December 31, 2011, the Company has accounts payable of $330,840 to these related parties.

Advances from Balwinder Samra and Winston Chung

$5,018 and $500,000 have been advanced to the Company from Mr. Balwinder Samra and Mr. Winston Chung, respectively. The amount payable to Mr. Samra was advanced in prior years while the amount payable to Mr. Chung was advanced on October 2, 2011.  The amounts due these related parties are unsecured, non-interest bearing, and the advance by Mr. Samra does not have defined terms of repayment.

In connection with repayment of the advance by Mr. Chung, SOL has agreed to exercise its rights to purchase $500,000 worth of the Company’s common shares pursuant to the warrant it holds.  The terms of the warrant shall apply, except the exercise price to purchase these shares shall be reduced to $0.40 per share.  The Company and Mr. Chung have agreed to apply the $500,000 payable to Mr. Chung in connection with the advance against the exercise price and, upon delivery of the shares by the Company to SOL, the $500,000 advance shall have been paid in full and the Company shall have no further obligations or liabilities related to the advance.

Item 14.  Principal Accounting Fees and Services.

Weinberg & Company, P.A.

The following table presents the aggregate fees billed to us for professional audit services rendered by Weinberg & Company, P.A., or Weinberg, for the years ended December 31, 2010 and 2011, respectively.  We appointed Weinberg as our independent registered public accounting firm on October 24, 2008.

	2011	2010
Audit Fees	$86,485	$91,257
Audit-Related Fees	65,081	—
Tax Fees	—	—
All Other Fees	1,445	—
Total	$153,011	$91,257

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

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services.  The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year.  Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year.  Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services.  These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification.  During 2011, all services performed by Weinberg were pre-approved by our Audit Committee in accordance with these policies and applicable SEC regulations.

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

2.3	Asset Purchase Agreement, dated September 9, 2008, by and between Electric MotorSports, LLC and Balqon California (7)(%)(###)
3.1	Articles of Incorporation of the Registrant (3)
3.2	Bylaws of the Registrant (3)
3.3	Certificate of Change (17)
3.4	Articles of Merger (18)
4.1	Article Thirteenth of the Articles of Incorporation of the Registrant (contained in Exhibit 3.1 to this Registration Statement) (3)
4.2	Sections 2 and 6 of the Bylaws of the Registrant (contained in Exhibit 3.2 to this Registration Statement) (3)
10.1	Balqon Corporation 2008 Stock Incentive Plan (11)(#)
10.2	Form of Stock Option Agreement under 2008 Stock Incentive Plan (4)(#)
10.3	Form of Indemnification Agreement for officers and directors (4)(#)
10.4	Employment Agreement, dated October 24, 2008, by and between Balwinder Samra and the Registrant (4)(#)
10.5	Employment Agreement, dated October 24, 2008, by and between Henry Velasquez and the Registrant (4)(#)
10.6	Purchase Agreement, dated June 26, 2008, between the City of Los Angeles and Balqon California (8)(##)

Exhibit Number	Description
10.7
Lease Agreement for 1420 240th Street, Harbor City, California 90710, between Allan D. and Gloria G. Singer, Trustees for the U.D.T. Trust dated June 6, 1984 and Balqon California dated June 17, 2008 (8)(##)

10.8	Business Financing Agreement, dated February 18, 2009, between Bridge Bank, National Association and the Registrant (6)
10.9	Business Financing Modification Agreement, dated February 26, 2009, between Bridge Bank, National Association and the Registrant (6)
10.10	Promissory Note, dated September 9, 2009, in the amount of $100,000, issued to Electric MotorSports, LLC (7)
10.11	Employment Agreement, dated October 24, 2008, by and between Robert Gruenwald and the Registrant (7)(#)
10.12	Stock and Warrant Purchase Agreement, dated August 28, 2008, by and between Marlin Financial Group, Inc. and Balqon California (8)
10.13	Amendment No. 1 to Stock and Warrant Purchase Agreement, dated March 30, 2009, by and between Marlin Financial Group, Inc. and the Registrant (7)
10.14	Amendment No. 2 to Stock and Warrant Purchase Agreement, dated May 20, 2009, by and between Marlin Financial Group, Inc. and the Registrant (8)
10.15	Converter Agreement, dated June 9, 2009, by and between Balqon Corporation and Autocar, LLC (9)
10.16	Business Financing Modification Agreement, dated effective August 4, 2009, by and between the Registrant and Bridge Bank, National Association (10)
10.17	Supplemental Agreement, dated October 6, 2009, by and between Balqon Corporation and Autocar, LLC. (12)
10.20
Form of Warrant to purchase common stock issued by Balqon California to Marlin Financial Group, Inc. to purchase an aggregate of 729,280 shares of common stock (one-third of these warrants were exercisable at an exercise price of $1.50 per share until June 30, 2010, one-third of these warrants were exercisable at an exercise price of $2.00 per share until June 30, 2011, and one-third of these warrants are exercisable at an exercise price of $2.50 per share until June 30, 2012) (4)

10.21
Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 184,598 shares of common stock (one-third of these warrants were exercisable at an exercise price of $1.50 per share until October 14, 2009, one-third of these warrants were exercisable at an exercise price of $2.00 per share until October 14, 2010, and one-third of these warrants are exercisable at an exercise price of $2.50 per share until October 14, 2011) (4)(##)

10.23	Form of 10% Unsecured Subordinated Convertible Promissory Notes issued to certain security holders in the aggregate principal amount of $1,000,000 (7)
10.24	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 1,000,000 shares of common stock (7)

Exhibit Number	Description
10.25	Form of 10% Unsecured Subordinated Convertible Promissory Notes issued to certain security holders in the aggregate principal amount of $1,500,000 (13)
10.26	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 1,999,993 shares of common stock (13)
10.27	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 15,999 shares of common stock in consideration of finder services (14)
10.28	Form of 10% Senior Secured Subordinated Convertible Debenture issued by the Registrant to certain security holders in the aggregate principal amount of $850,000 (15)
10.29	Form of Warrants to purchase an aggregate of 850,000 shares of common stock (subject to adjustment) issued by the Registrant to certain security holders (15)
10.30	Form of Common Stock Placement Warrants to purchase 68,000 shares of common stock issued by the Registrant (15)
10.31	Security Agreement, dated July 29, 2010, between the Registrant, the holders of the Registrant’s 10% Senior Secured Subordinated Convertible Debenture and CitizensTrust, as collateral agent (15)
10.32	Securities Purchase Agreement, dated December 14, 2010, by and between Balqon Corporation and Seven One Limited (16)(###)
10.33	Distribution Agreement, dated December 14, 2010, by and between Balqon Corporation and Seven One Limited (16)(###)
10.34	Amendment No. 1 to Distribution Agreement, dated April 13, 2011, by and between Balqon Corporation and Seven One Limited (18)
10.35	Form of Warrant issued by Balqon Corporation on December 14, 2010 to Seven One Limited (16)
10.36	Form of Distribution Warrant issued by Balqon Corporation on December 14, 2010 to Seven One Limited (16)
10.37	Registration Rights Agreement, dated December 14, 2010, by and between Balqon Corporation and Seven One Limited (16)
10.38	Amendment No. 1 to Registration Rights Agreement, dated April 13, 2011, between Balqon Corporation and Seven One Limited (18)
10.39	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 50,000 shares of common stock in consideration of investor relations services (18)
10.40	Purchase Order, dated January 25, 2011, between Winston Global Energy and Balqon Corporation. (18)(###)
10.41
First Amendment to Lease for 1420 240th Street, Harbor City, California 90710, between Allan D. and Gloria G. Singer, Trustees for the U.D.T. Trust dated June 6, 1984 and Balqon California dated February 3, 2011 (18)

Exhibit Number	Description
10.42	Amendment No. 2 to Registration Rights Agreement, dated effective June 30, 2011, between Balqon Corporation and Seven One Limited (19)
14.1	Code of Ethics (4)
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers(4)
23.1	Consent of Independent Registered Public Accounting Firm (*)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, a amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(*)	Filed herewith.
(%)	The schedules to the agreement have not been filed.
(#)	Management contract or compensatory plan, contract or arrangement.
(##)	The rights and obligations of Balqon California under this agreement were assumed by the Registrant in connection with the Merger Transaction.
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

(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2008.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2008.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 19, 2006.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008.
(5)	Intentionally omitted.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2009.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
(8)	Filed as an exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2009.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2009.
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission August 14, 2009.
(11)	Filed as Annex A to the Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on October 9, 2009.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009.
(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.
(14)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 17, 2010.
(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2010.
(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.
(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011.
(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2011.

BALQON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Balqon Corporation
Harbor City, California

We have audited the accompanying balance sheets of Balqon Corporation (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a shareholders’ deficiency and has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Los Angeles, California
April 16, 2012

BALQON CORPORATION
BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$32,663	$4,407,273
Accounts receivable, trade, net of allowance for doubtful accounts of $1,233	507,246	1,908
Accounts receivable, related entities, net of allowance for doubtful accounts of $178,484	302,082	—
Costs and estimated earnings in excess of billings on uncompleted contracts	-	34,224
Inventories	1,065,595	1,008,270
Prepaid expenses	55,010	70,738
Total current assets	1,962,596	5,522,413

Equipment held by a customer pending lease	739,000

Property and equipment, net	58,929	82,473
Other assets:
Deposits	14,400	14,400
Distribution agreement with related entity, net	—	1,403,375
Trade secrets, net	—	46,744
Goodwill	166,500	166,500

Total assets	$2,941,425	$7,235,905

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$1,557,844	$1,446,674
Accounts payable to related parties	330,840	—
Customer deposit	1,417,388	1,159,601
Loan payable to bank	233,231	—
Advances from shareholders	505,018	5,018
Derivative liability	676,284	955,974
Unsecured convertible notes, net of discount	1,483,168	—
Total current liabilities	6,203,773	3,567,267

Convertible notes payable, net of discount	813,492	1,157,431

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $0.001 par value, 100,000,000 shares authorized, 35,641,530 and 34,942,514 shares issued and outstanding as of December 31, 2011 and 2010, respectively	35,641	34,942
Additional paid in capital	18,283,624	17,815,158
Accumulated deficit	(22,395,105)	(15,338,893)
Total shareholders’ equity (deficiency)	(4,075,840)	2,511,207

Total liabilities and shareholders’ equity (deficiency)	$2,941,425	$7,235,905

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010
REVENUES:
Trade	$1,483,259	$572,937
Related parties	651,072	104,808
TOTAL REVENUES	2,134,331	677,745
COSTS OF REVENUES	1,585,317	611,328
GROSS PROFIT	549,014	66,417
OPERATING EXPENSES
General and administrative	4,038,787	2,418,681
Research and development	555,839	270,134
Depreciation and amortization	568,491	108,457
Impairment loss on Distribution Agreement	935,583	—
Total operating expenses	6,098,700	2,797,272
LOSS FROM OPERATIONS	(5,549,686)	(2,730,855)
Costs of private placement	—	(359,339)
Change in fair value of derivative liabilities	279,690	59,865
Interest expense	(1,786,216)	(1,272,304)
NET LOSS	$(7,056,212)	$(4,302,633)
Net loss per share – basic and diluted	$(0.20)	$(0.17)
Weighted average shares outstanding, basic and diluted	35,525,621	26,072,140

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common Stock, $0.001 Par Value
	Number	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balances, January 1, 2010	25,518,348	$25,518	$9,650,329	$(11,036,260)	$(1,360,413)
Fair value of common stock issued for services	200,000	200	207,800	—	208,000
Fair value of beneficial conversion feature and warrants issued with convertible notes	—	—	1,500,000	—	1,500,000
Common stock issued upon conversion of notes payable	36,666	37	31,213	—	31,250
Fair value of warrants issued for services	—	—	31,628	—	31,628
Common stock issued for cash	7,812,500	7,812	4,992,188	—	5,000,000
Fair value of common stock issued in connection with distribution agreement	1,375,000	1,375	878,625	—	880,000
Fair value of warrants issued in connection with distribution agreement	—	—	523,375	—	523,375
Net loss	—	—	—	(4,302,633)	(4,302,633)
Balances, December 31, 2010	34,942,514	34,942	17,815,158	(15,338,893)	2,511,207
Fair value of common stock issued to director	25,000	25	23,225	—	23,250
Common stock issued upon conversion of notes payable	390,684	391	296,859	—	297,250
Common Stock issued for cash upon exercise of warrants	283,332	283	148,382	—	148,665
Net loss	—	—	—	(7,056,212)	(7,056,212)
Balances, December 31, 2011	35,641,530	$35,641	$18,283,624	$(22,395,105)	$(4,075,840)

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
Cash flow from operating activities:
Net loss	$(7,056,212)	$(4,302,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	568,491	108,457
Fair value of common stock issued for services	23,250	208,000
Fair value of options and warrants granted for services	—	31,628
Cost of private placement	—	359,339
Impairment of Distribution Agreement	935,583	—
Change in fair value of derivative liability	(279,690)	(59,865)
Amortization of note discount	1,436,479	979,171
Changes in operating assets and liabilities:
Accounts receivable	(807,420)	166,017
Costs and estimated earnings in excess of billings	34,224	(34,224)
Inventories	(57,325)	(5,522)
Prepaid expenses	15,728	(17,356)
Equipment held by customer for lease	(739,000)
Accounts payable and accrued expenses	442,009	(140,714)
Customer advances	257,787	—
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(650)
Net cash used in operating activities	(5,226,096)	(2,708,352)

Cash flows from investing activities:
Acquisition of property and equipment	(30,410)	(6,360)
Net cash used in investing activities	(30,410)	(6,360)

Cash flows from financing activities:
Net proceeds (repayment) from Bank loan	233,231	(128,150)
Payment of notes payable, related parties	—	(25,000)
Proceeds from shareholder advances	500,000
Proceeds from issuance of convertible notes, net	—	2,156,500
Proceeds from issuance of common stock upon exercise of warrants	148,665
Proceeds from sale of common stock	—	5,000,000
Net cash provided by financing activities	881,896	7,003,350
Increase (decrease) in cash and cash equivalents	(4,374,610)	4,288,638
Cash and cash equivalents, beginning of year	4,407,273	118,635
Cash and cash equivalents, end of year	$32,663	$4,407,273

Supplemental cash flow information:
Interest Paid	$354,569	$234,659
Income taxes Paid	$—	$—

Supplemental non cash financing and investing activities:
Fair value of beneficial conversion feature and warrants issued with unsecured convertible notes	$—	$1,500,000
Fair value of beneficial conversion feature and warrants issued with Senior Secured convertible notes	$—	$850,000
Conversion of notes payable to common stock	$297,250	$31,250
Fair value of common stock and warrants issued for distribution agreement	$—	$1,403,375

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  For the fiscal year ended December 31, 2011, the Company recorded a net loss of $7,056,212 and utilized cash in operations of $5,226,096.  As of December 31, 2011, the Company had a working capital deficit of $4,241,177 and a shareholders’ deficiency of $4,075,840. The Company had $916,500 of 10% unsecured convertible notes payable coming due on March 31, 2012. The Company has negotiated with the holders of $891,500 of these notes to, among other things, extend the maturity date of the notes to March 31, 2013.  The Company has $775,000 of 10% Senior Secured Convertible Debentures maturing on September 1, 2012. The Company will be notifying these note holders that it is extending the maturity date of these notes to March 31, 2013, as provided for in the notes instrument.   The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates (continued)

statements and the reported amounts of revenue and expenses during the reporting period.  Material estimates relate to the recognition of contract revenues and estimated costs to complete contracts in process, and recoverability of reported amounts of long-lived assets.  Actual results may differ from those estimates.

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

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale.  The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of December 31, 2011 and 2010, the Company had no warranty reserve nor did the Company incur warranty expenses during the years ended December 31, 2011 or 2010.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer.  As of December 31, 2011, management deemed that an allowance for doubtful accounts of $179,717 was necessary to estimate uncollectible customer balances. The allowance for doubtful accounts receivable includes $178,484 of estimated uncollectible balances from related parties. The related parties are companies related by common ownership to the Company’s board chairman.  As of December 31, 2010, management deemed an allowance for doubtful accounts was not considered necessary.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Recorded inventories at December 31, 2011 do not include approximately $1,915,200 of batteries and other items held on consignment from Seven One Battery Company, an affiliate of the Company’s Chairman of the Board. (See Note 5)  Inventories at December 31, 2011 and 2010 consist of raw materials.

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets (continued)

Management tests goodwill for impairment at the reporting unit level.  The Company has only one reporting unit.  At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment of the Company may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for the Company.  Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to the total market capitalization of the Company. The discounted cash flow valuation methodology and calculations was used in the 2011 impairment testing.

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

The Distribution Agreement and the trade secrets are being amortized over a three year period under the straight-line method.  Amortization expense for the years ended December 31, 2011 and 2010 was $514,536 and $62,319, respectively.

During the years ended December 31, 2011 and December 31, 2010 (the Company’s first measurement period), the Company determined that there were no indicators of impairment of its recorded goodwill.  During the year ended December 31, 2011, the Company determined that the value of its intangible asset related to the Distribution Agreement was impaired. Accordingly, the Company recorded an impairment loss of $935,583 that represents the unamortized value of the Distribution Agreement as of December 31, 2011.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Financial Accounting Standards Board (“FASB”) has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  The guidelines also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined.  Based upon management’s assessment, there were no indicators of impairment of the Company’s long lived assets during the years ended December 31, 2011 and 2010.

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

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period.  Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive.  Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes. For the years ended December 31, 2011 and 2010, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

The following table summarizes the weighted average shares and common stock equivalents outstanding as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Weighted average shares outstanding	35,525,621	25,703,256
Common stock equivalents:
Options exercisable into common shares	1,416,695	3,041,728
Warrants exercisable into common shares	13,256,220	15,929,147
Notes payable convertible into common shares	3,900,758	4,291,442
Total, common stock equivalents	18,573,673	23,262,317

Stock-Based Compensation

The Company periodically issues stock instruments, including shares of its common stock, stock options, and warrants to purchase shares of its common stock to employees and non-employees in non-capital raising transactions for services and for financing costs.  The Company accounts for stock option awards issued and vesting to employees in accordance with authorization guidance of the FASB whereas the value of stock-

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options to purchase shares of the Company’s common stock vest and expire according to the terms established at the grant date.

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

Financial Assets and Liabilities Measured at Fair Value

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of December 30, 2011.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability - 2011	$—	$—	$676,284	$676,284
Fair value of Derivative Liability - 2010	$—	$—	$955,974	$955,974

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured accounts receivable.

The Company maintains cash balances at one bank. At times, the amount on deposit exceeds the federally insured limits.  Management believes that the financial institution that holds the Company’s cash is financially sound and, accordingly, minimal credit risk exists.  As of December 31, 2011 and December 31, 2010 the Company did not have any amount in excess of insured limits maintained at the bank.

For the year ended December 31, 2011, 16%, 14% and 12% of revenues from trade customers were from three customers. For the year ended December 31, 2010, 47% of total revenues from trade customers were from one customer, the City of Los Angeles.  At December 31, 2011, a single customer represented 30% of total accounts receivable from trade customers.  Accounts receivable from a single customer represented 100% of total accounts receivable from trade customers as of December 31, 2010.

For the year ended December 31, 2011, 19%, 12% and 7%, respectively, of costs of revenue were to three vendors.  At December 31, 2011, accounts payable to the largest vendor represented 30% of total accounts payable balances. Accounts payable to other two largest vendors represented 26% and 9%, respectively, of total accounts payable at December 31, 2011.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification to help achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the ASU as required.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASU. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the ASU as required.  The ASU had no affect on the Company’s results of operations, financial condition or liquidity.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

NOTE 2 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

In May 2009, the Company received a grant of up to $400,000 from the City of Los Angeles to reimburse the Company for costs incurred in connection with the installation, demonstration and evaluation of lithium powered battery packs in two of the Company’s heavy-duty electric vehicles.  Reimbursement of up to $360,000 of the costs incurred shall be payable to the Company upon the delivery of a Nautilus E30 and a Nautilus E20 installed with lithium batteries to the City of Los Angeles for testing, and upon completion of testing required under the terms of the grant.

This contract was being accounted for under the percentage of completion method.  At December 31, 2011 and 2010, the contract was estimated to be approximately 100% and 99% complete, respectively.

The asset, “costs in excess of billings and estimated earnings on uncompleted contracts” and the liability, “billings in excess of costs and estimated earnings on uncompleted contracts,” represents costs incurred or billings in excess of revenue recognized as of December 31, 2011 and 2010 as follows:

	December 31, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$360,000	$394,224
Estimated earnings	—	—
	360,000	394,224
Less, billings to date	360,000	360,000
	$—	$34,224
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$34,244
Billings in excess of costs and estimated earnings on uncompleted contracts	$—	$—

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 3 – EQUIPMENT HELD BY CUSTOMER PENDING A LEASE

In November 2010, T&K Logistics, the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan, agreed to lease 10 of our Nautilus yard tractors for use at the assembly plant for a period of 36 months.  While we shipped five (5) of our Nautilus XR E20s to T&K Logistics during the first six months of 2011, T&K Logistics has not accepted delivery of these units due to delays during the installation of charging systems into the tractors.  The Nautilus XR E20s that we shipped to T&K Logistics featured battery systems with double the battery energy and, therefore, double the range of our Nautilus XE20s.  Due to delays during the installation of charging systems into the tractors at T&K Logistics’ facility, we have delayed shipment of the remaining units to T&K Logistics until the tractors that have already been shipped are installed with charging systems and are accepted by T&K Logistics.  We will not begin to generate revenues under the leasing arrangement with T&K Logistics until T&K Logistics accepts the units initially shipped.  As of the date of this report, all units are operational and undergoing extended test by customer prior to final acceptance.  We expect acceptance of the units during the second quarter of 2012, after which we will determine revised shipment schedule for the remaining units.  The Company has reflected the costs of these vehicles of $739,000 as an asset on the accompanying December 31, 2011 balance sheet.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2011	December 31, 2010
Computer equipment and software	$121,680	$103,675
Office furniture	35,300	28,484
Equipment	35,941	30,352
Leasehold improvements	21,711	21,711
Total property and equipment, cost	214,632	184,221
Less: accumulated depreciation and amortization	(155,703)	(101,748)
Property and equipment, net	$58,929	$82,473

Depreciation expense for the years ended December 31, 2011 and 2010 was $53,955 and $46,138, respectively.

NOTE 5 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

On December 14, 2010, the Company entered into a Distribution Agreement with SOL.  Under the Distribution Agreement, SOL has granted the Company the right to distribute lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company (the “Products”) on an exclusive basis in the United States.  The Company’s Chairman of the Board, Winston Chung, is the chief executive officer of SOL.  As consideration for the Distribution Agreement, on December 14, 2010, the Company issued to SOL 1,375,000 shares of the Company’s common stock and a five year warrant to acquire 1,500,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The Company determined that the fair value of the Distribution Agreement was $1,403,375.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 5 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY (continued)

In January 2011, based on the terms of the Distribution Agreement, the Company received battery units valued at $2,629,800 on a consignment basis.  During year ended December 31, 2011, the Company sold batteries for aggregate sales proceeds of $843,228 with a cost of $714,600 which amount is included on the accompanying Statement of Operations. As of December 31, 2011, the Company held the remaining battery units valued at $1,915,200 on a consignment basis.

On April 13, 2011, the Company entered into an amendment to the Distribution Agreement with SOL to correctly reflect, among other things, the chain of distribution among the parties to the Distribution Agreement and the manufacturer of the Products.

The Company received a letter alleging that the Distribution Agreement infringes on the rights a certain party has under certain agreements between that party and Thunder Sky Battery Limited.  The Company believes that these allegations are without merit and intends to vigorously defend against any claims; however, the Company could incur substantial costs and diversion of management resources defending against such claims – even if the Company is ultimately successful in the defense of such matter brought against the Company; however, the Company could incur substantial costs and diversion of management resources defending any such claims – even if the Company is ultimately successful in the defense of such matter.

The Distribution Agreement was being amortized on a straight line basis over the three year term of the agreement.  During the fourth quarter of 2011 the Company determined that the value of the Distribution Agreement was impaired and recorded an impairment loss of $935,583 for the unamortized balance of the intangible asset as of December 31, 2011.

	December 31, 2011	December 31, 2010
Value of Distribution Agreement	$1,403,375	$1,403,375
Less: accumulated amortization	(467,792)	—
Sub-Totals	$935,583	$1,450,119
Less: Impairment loss	(935,583)	—
Totals	$—	$1,450,119

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Company had sales of $651,072 to related parties. These sales represent 31% of total 2011 sales. As of December 31, 2011, the Company had net accounts receivable from related parties of $302,082, net of an allowance for doubtful accounts of $178,484.  As of December 31, 2011 and 2010, the Company had accounts payable to related parties of $330,840 and none, respectively.

The related parties are customers or vendors of the Company related by common ownership to the Company’s Chairman.

NOTE 7 – ADVANCES FROM SHAREHOLDERS

The amount of $505,018 of Advances from Shareholders at December 31, 2011 is comprised of $5,018 of amounts payable to the Company’s president, Mr. Balwinder Samra, and $500,000 payable to the Chairman of the Company’s board of directors, Mr. Winston Chung. The amount payable to Mr. Samra was advanced in prior years while the amount payable to Mr. Chung was advanced on October 2, 2011.  The amounts due these related parties are unsecured, non-interest bearing, and the advance by Mr. Samra does not have defined terms of repayment.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 7 – ADVANCES FROM SHAREHOLDERS (continued)

In connection with repayment of the advance by Mr. Chung, the Company and Mr. Chung are in negotiations whereby SOL will agree to exercise its rights to purchase $500,000 worth of the Company’s common shares pursuant to the warrant it holds.  The terms of the warrant shall apply, except the exercise price to purchase these shares shall be reduced to $0.40 per share.  The Company and Mr. Chung are in negotiations to apply the $500,000 payable to Mr. Chung in connection with the advance against the exercise price and, upon delivery of the shares by the Company to SOL, the $500,000 advance shall have been paid in full and the Company shall have no further obligations or liabilities related to the advance.

NOTE 8 – LOAN PAYABLE

The Company has a Business Financing Agreement (the “Credit Agreement”) with Bridge Bank, National Association (the “Lender”).  The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000 (the “Credit Facility”).  At December 31, 2011, $233,231 was outstanding and $66,601 was available under the terms of the Credit Facility.  At December 31, 2010, no amounts were outstanding and $1,526 was available under the terms of the Credit Facility.

The Credit Facility is formula-based and generally provides that the outstanding borrowings may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  The Credit Facility is secured by a continuing first priority security interest in all the Company’s personal property  (subject to customary exceptions).  Interest on the Credit Facility is payable monthly, at the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum at December 31, 2011 and 2010, respectively.  The Credit Agreement may be terminated at any time by either party to the Credit Agreement.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 9 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consist of the following as of December 31, 2011 and December 31, 2010:

	December 31, 2011	December 31, 2010
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (1)	$891,500	$985,000

Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012 (1)	25,000

Subordinated unsecured convertible promissory note payable, interest at 10% per annum payable quarterly, due September 1, 2012 (2)	1,330,000	1,483,750

Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (3)	775,000	850,000
Convertible notes payable	3,021,500	3,318,750
Less: note discount	(724,840)	(2,161,319)
Convertible notes payable, net of note discount	$2,296,660	$1,157,431
Less: current portion of subordinated unsecured notes, net	(1,483,168)	—
Convertible notes payable, net of note discount and current portion	$813,492	$1,157,431

(1)
Between March 25, 2009 and June 19, 2009, the Company entered into agreements with 34 accredited investors for the sale by the Company of an aggregate of $1,000,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  The notes are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes).  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the year ended December 31, 2011, $68,500 in principal amount of these notes was converted to 68,500 shares of the Company’s common stock.  As of December 31, 2011, $916,500 in principal was outstanding under these notes.

The Company determined that the relative fair value of the warrants upon issuance was $639,061. The relative fair value was determined using the methodology prescribed by current accounting guidance. The Company determined the fair value of the beneficial conversion feature was approximately $360,939. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 54.39%, a risk free interest rate of 1.15%, and no expected dividend yield. The relative value of the warrants of $639,061 and the beneficial conversion feature of $360,939 was recorded by the Company as a loan discount of $1,000,000, which the Company is amortizing to interest expense over the life of the notes. As of December 31, 2011, the unamortized balance of the note discount was $80,248.

Subsequent to December 31, 2011, the Company negotiated an Amendment and Exchange Agreement of its $916,500 of 10% unsecured notes payable that matured on March 31, 2012. The terms of the Amendment and Exchange Agreements provide that the maturity date of these notes is extended until March 31, 2013, the notes continue to pay quarterly interest at the rate of 10%, the notes are to be subject to a security agreement that will secure the notes by assets of the company. The security agreement will be subordinate to existing bank financing and the $850,000 of 10% Senior Secured Convertible Debentures that currently have a balance due of $775,000. The Amendment and Exchange Agreement also provides that the notes are convertible into common stock of the Company at a price of $0.40 per share, subject to adjustment for a customary full-ratchet anti-dilution provision. The notes further provide a total 916,500 three year warrants that are exercisable into common stock at an exercise price of $0.40. The Company will account for the modifications of the notes, and the issuance of the warrants, as additional debt discount in the first quarter of 2012.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 9 – CONVERTIBLE NOTES PAYABLE (continued)

(2)
Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,999,993 shares of the Company’s common stock at an exercise price of $0.50 per share.  In connection with the offering, the Company issued three year warrants to purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.  The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the year ended December 31, 2011, $153,750 of the principal of the notes was converted into 204,998 shares of the Company’s common stock.  As of December 31, 2011, $1,330,000 in principal was outstanding under these notes.

The Company determined that the relative fair value of the warrants upon issuance was $731,710. The relative fair value was determined using the methodology prescribed by current accounting guidance. The Company determined the fair value of the beneficial conversion feature was approximately $768,290. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield. The relative value of the warrants of $731,710 and the beneficial conversion feature of $768,290 was recorded by the Company as a loan discount of $1,500,000, which the Company is amortizing to interest expense over the life of the notes. As of December 31, 2011, the unamortized balance of the note discount was $362,645.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 9 – CONVERTIBLE NOTES PAYABLE (Continued)

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

During the year ended December 31, 2011, $75,000 of the principal of the Debentures was converted into 117,186 shares of the Company’s common stock. As of December 31, 2011, $775,000 in principal was outstanding under these Debentures.

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

The Company determined the aggregate fair value of the warrants issued to investors and its placement agent to be $511,399 and the initial fair value of the embedded beneficial conversion feature of the Debentures to be $504,440 (an aggregate amount of $1,015,839). These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model. In accordance with current accounting guidelines, the excess of $165,839 of derivative liability created over the face amount of the Debentures was considered to be a cost of the private placement. In addition, the Company also incurred another $193,500 of closing costs (consisting of $93,500 of placement agent fees and $100,000 of legal fees directly related to the offering). As such, the Company recorded an $850,000 valuation discount upon issuance, and in 2010, recognized private placement costs of $358,339 for financial reporting purposes. The aggregate fair value of the derivative liabilities as of December 31, 2011 was $676,284 (see Note 10).

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 9 – CONVERTIBLE NOTES PAYABLE (Continued)

As of December 31, 2011, the Company has amortized $568,054 of the valuation discount, and the remaining unamortized valuation discount of $281,946 as of December 31, 2011 has been offset against the face amount of the Debentures for financial statement purposes.

As of December 31, 2011, the total discount of $724,840 is offset against the balance of the Debentures for financial statement presentation. At December 31, 2010, the total discount of $2,161,319 is offset against the balance of the convertible notes for financial statement presentation. During the years ended December 31, 2011 and 2010, amortization of loan discount was $1,436,479 and $979,171, respectively.

NOTE 10 – DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s Debentures (described in Note 9), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the Debentures from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Debentures was separated from the host contract (i.e., the Debentures) and recognized as a derivative instrument.  Both the conversion feature of the Debentures and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using Monte Carlo simulation model with the following assumptions:

	December 31, 2011	December 31, 2010
Conversion feature:
Risk-free interest rate	0.09%	1.75%
Expected volatility	98.40%	90.00%
Expected life (in years)	.75 years	1.75 years
Expected dividend yield	0	0

Warrants:
Risk-free interest rate	0.54%	1.76%
Expected volatility	105.30%	95.00%
Expected life (in years)	3.75 years	4.75 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	263,984	464,844
Warrants	412,300	491,130
	$676,284	$955,974

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 10 – DERIVATIVE LIABILITY (continued)

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

As of December 31, 2011, the aggregate derivative liability of the conversion feature and the warrants was $676,284.  For the year ended December 31, 2011, the Company recorded a change in fair value of the derivative liabilities of $279,690.

As of December 31, 2010, the aggregate derivative liability of the conversion feature and the warrants was $955,974.  For the year ended December 31, 2010, the Company recorded a gain on the change in fair value of the derivative liabilities of $59,865.

NOTE 11 – INCOME TAXES

At December 31, 2011 and 2010, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $20,400,000 for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018.  Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will be able to realize the tax benefit of the carryforwards.

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

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2011	December 31, 2010
Deferred income tax asset:
Net operating loss carryforward	$8,000,000	$5,562,000
Valuation allowance	8,000,000	(5,562,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended December 31,
	2011	2010
Tax expense at the U.S. statutory income tax	34.0%	(34.0)%
State tax net of federal tax benefit	5.8%	(5.8)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 11 – INCOME TAXES (continued)

The Company adopted authoritative guidance issued by the GAAP which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of December 31, 2011 and December 31, 2010, the Company does not have a liability for unrecognized tax benefits.

NOTE 12 – SHAREHOLDERS’ EQUITY

Shares Issued Upon Conversion of Convertible Notes

During the year ended December 31, 2011, $297,250 in principal amount of convertible promissory notes were converted into 390,684 shares of the Company’s common stock in accordance with the original terms of the convertible promissory notes.

Shares Issued Upon Exercise of Warrants

During the year ended December 31, 2011, the Company issued 283,332 shares of its common stock upon the exercise of outstanding warrants resulting in cash proceeds of $148,665 to the Company.

Shares Issued for Services as Director Fees

During the year ended December 31, 2011, the Company issued 25,000 shares of its common stock to a new member of the Company’s board of directors, valued in the aggregate at $23,250 based on the trading price of the Company’s common stock on the grant date.

NOTE 13 – STOCK OPTIONS AND WARRANTS

Stock Options

At December 31, 2011, options to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2010	4,562,592	$2.00
Granted	—	—
Exercised	—	—
Cancelled	(1,520,864)	$1.50
Balance at December 31, 2010	3,041,728	$2.00
Granted	—	—
Exercised	—	—
Cancelled	(1,625,033)	$2.03
Balance at December 31, 2011	1,416,695	$2.50

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 13 – STOCK OPTIONS AND WARRANTS (continued)

Stock Options (continued)

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$2.50	1,416,695	$2.50	0.5	1,416,695	$2.50
	1,416,695			1,416,695

There was no aggregate intrinsic value of the 1,416,695 options outstanding and exercisable as of December 31, 2011 based on the trading price as of the period then ended.  As of December 31, 2011, all options were vested and there were no unvested options outstanding.

Warrants

At December 31, 2011, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2010	3,947,247	$1.50
Granted	12,286,492	$0.50 - $1.50
Exercised	—	—
Cancelled	(304,592)	$1.50 - $2.00
Balance at December 31, 2010	15,929,147	$0.96
Granted	10,000	$1.00
Exercised	(283,332)	$0.52
Expired	(2,399,595)	$1.50
Balance at December 30, 2011	13,256,220	$0.82

During March and June 2009, the Company raised an aggregate of $1,000,000 through the issuance of its 10% Unsecured Subordinated Convertible Promissory Notes (see Note 9).  In connection with this offering, the Company also issued three-year warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.50 per share.

Between February 5, 2010 and April 12, 2010, the Company raised an aggregate of $1,500,000 through the issuance of its 10% Unsecured Subordinated Convertible Promissory Notes (see Note 9). In connection with this offering, the Company also issued three-year warrants to purchase an aggregate of 1,999,993 shares of common stock at an exercise price of $0.50 per share.  In connection with the sale of certain of the 10% Unsecured Subordinated Convertible Promissory Notes, the Company issued three year warrants to purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 13 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

On March 18, 2011, the Company terminated its agreement with a third-party under which the third-party provided financial public relations services for the Company.  Under that agreement, the Company may have been obligated to issue three-year warrants to purchase an indeterminate number of shares of the Company’s common stock at an exercise price of $1.00 per share based upon certain performance based benchmarks.  During the year ended December 31, 2011, the Company issued warrants to acquire 10,000 shares of its common stock pursuant to this agreement.  At termination, the Company had issued warrants to purchase an aggregate of 50,000 shares of its common stock pursuant to this agreement.

Between July 29, 2010, and December 2, 2010, the Company raised an aggregate of $850,000 through the issuance of its 10% Senior Secured Convertible Debentures (see Note 9).  In connection with this offering, the Company also issued to the investors five year warrants to purchase an aggregate of 850,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment.  The Company also issued five-year placement agent warrants to purchase an aggregate of 68,000 shares of the Company’s common stock at an exercise price of $0.75 per share in connection with the offering.

In December 2010, in connection with the sale of common stock and warrants for cash, the Company issued a six year warrant to purchase up to 7,812,500 shares of the Company’s common stock at $0.64 per share.

In December 2010, in connection with the Distribution Agreement, the Company issued a five year warrant to purchase up to 1,500,000 shares of the Company’s common stock at $1.50 per share.

During the year ended December 31, 2011, the Company issued 283,332 shares of its common stock upon the exercise of outstanding warrants resulting in cash proceeds of $148,666 to the Company.

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.50	1,782,660	$0.50	0.7	1,782,660	$0.50
$0.64	8,680,500	$0.64	3.9	8,680,500	$0.64
$1.00	50,000	$1.00	1.8	50,000	$1.00
$1.50	2,500,000	$1.50	0.5	2,500,000	$1.50
$2.50	243,060	$2.50	0.3	243,060	$2.50
	13,256,220			13,256,220

Subsequent to December 31, 2011, the Company negotiated Amendment and Exchange Agreements with holders of $891,500 of the Company’s 10% unsecured convertible notes that matured on March 31, 2012.  In connection with these Amendment and Exchange Agreements, the Company is issuing 891,500 of new warrants that will enable the warrant holders to purchase the Company’s common stock at an exercise price of $0.40. These warrants will have a contractual life of three years and expire on March 31, 2015.

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 13 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

As of December 31, 2011,the aggregate intrinsic value of the warrants outstanding and exercisable was $354,204.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

City of Los Angeles Agreement

On June 26, 2008, the Company entered into an agreement with the City of Los Angeles to manufacture and deliver 20 electric yard tractors, 5 short-haul electric tractors, and associated equipment including chargers, batteries and controllers for a total of $5,383,750.  As of December 31, 2011, the Company had delivered 14 electric yard tractors and one short-haul electric tractor to the City of Los Angeles. The agreement with the City of Los Angeles terminated on June 26, 2011, and, consequently, the Company does not have an obligation to sell, and the City of Los Angeles does not have an obligation to buy, the remaining 10 vehicles.  The Company expects to negotiate an agreement with the City of Los Angeles that will allow the Company to deliver the remaining 6 electric yard tractors, 4 short-haul electric tractors and/or upgrade of existing yard tractors from lead acid batteries to lithium batteries and related associated equipment to the City of Los Angeles. While the Company is confident that such an agreement with the City of Los Angeles will be reached, no assurance that we will in fact enter into such an agreement can be given.

During 2009, under the terms of the Company’s agreement with the City of Los Angeles, the Company requested and was issued an advance payment in the amount of $1,159,601.  This advance payment was recorded as a customer deposit.  To the extent that the Company cannot successfully negotiate an agreement with the City of Los Angeles to deliver the remaining 6 electric yard tractors and 4 short-haul electric tractors and/or upgrade the existing equipment with new high energy density batteries and related associated equipment to the City of Los Angeles under the same terms as the original agreement, the Company may have to return up to the entire $1,159,601 to the City of Los Angeles.

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

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

Employment Agreements (continued)

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

Autocar Agreement

In 2009, the Company entered into an agreement (the “Autocar Agreement”) with Autocar, LLC (“Autocar”), a manufacturer and marketer of severe service heavy-duty trucks, under which the Company agreed with Autocar to collaborate on the development, marketing and sale of on-road Class 7 and Class 8 zero emissions electric trucks to be used in short-haul drayage and trash hauling applications (the “Autocar Truck”).  Under the terms of the Autocar Agreement, the Company agreed to purchase Department of Transportation compliant chassis designed for cab-over-engine-heavy-duty vehicles (the “Autocar Chassis”) exclusively from Autocar for a period of at least three years.  The Autocar Agreement is for an initial term commencing on June 9, 2009 and ending 36 months after the first sale of an Autocar Truck by us to an end user (the “First Sale”).  After the initial term, the Autocar Agreement will automatically continue for successive one-year terms until it is terminated at the end of its term by either party giving the other party notice of termination at least 60 days prior to the end of the applicable term.  Under the Autocar Agreement, the Company agreed to purchase: a minimum of 50 Autocar Chassis during the first 12-month period after the First Sale (with at least 5 Autocar Chassis being purchased by December 9, 2009), a minimum of 75 Autocar Chassis during the second 12-month period after the First Sale, and a minimum of 112 Autocar Chassis during the third 12-month period after the First Sale.  The Company purchased 5 Autocar Chasis prior to December 9, 2009.  As of December 31, 2011, the First Sale under the Autocar Agreement had not been made.  Due to technical limitations and inability for both companies to jointly meet conformance to DOT standards without incurring unreasonable cost or expense, Company expects to allocate resources to alternate designs to address on-road Class 7 and Class 8 vehicles.

Leases

The Company previously leased facilities located in Santa Ana, California under a lease that expired on May 31, 2009.  At expiration, the lease for the Santa Ana facility had a monthly payment of $3,206.  On July18, 2008, the Company entered into a three-year lease of a manufacturing facility located in Harbor City, California that was to expire on July 31, 2011.  As of December 31, 2010, the lease had a base monthly rent of $10,540.

The lease was amended on February 3, 2011, to increase the amount of space and extend the lease expiration date to July 31, 2012.  Effective March 1, 2011, the base monthly rent under the lease increased from $10,540 to $14,353.

Rent expense for the years ended December 31, 2011 and 2010 was $172,956 and $129,260 , respectively.

The future minimum rental payments required under the non-cancelable operating leases described above as of December 31, 2011 and 2010 are as follows:

BALQON CORPORATION

NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NOTE 14 – COMMITMENTS AND CONTINGENCIES (continued)

Leases (continued)

Years ending December 31:
2012	$100,471

Electric Drive System Purchase Order With Related Entity

On January 25, 2011, the Company entered into an agreement with WGE, a related entity, whereby WGE agreed to purchase 300 electric drive systems from the Company at an aggregate purchase price of $15.9 million (the “WGE Purchase Order”).  Under the terms of the WGE Purchase Order, the Company agreed to deliver the electric drive systems to WGE by July 25, 2012.  During the nine months ended September 30, 2011, a significant portion of the Company’s production efforts were focused on designing an electric drive system configuration that can be integrated into 14 to 30 passenger mini-buses in connection with the WGE Purchase Order. As of November 11, 2011, the Company has delivered one electric drive system under the WGE Purchase Order and is working with WGE to ensure that it can be integrated into the mini-bus chassis specified by WGE.  The Company has experienced delays during the integration process due to chassis limitations and are in the process of redesigning the drive systems to ensure proper integration into the chassis.  Once the Company’s electric drive system has been integrated into the 14 passenger mini-bus, the mini-bus will be tested.  After the initial mini-bus is successfully tested and accepted by WGE, the Company will begin production of the remaining drive systems and begin generating revenues under the agreement with WGE.  The Company expects to begin integration and initial testing of the 14 passenger mini-bus that incorporates our medium-duty electric drive system during 2012 and upon successful completion of testing determine schedule for delivery of rest of the drive systems during 2013.

NOTE 15 – SUBSEQUENT EVENTS

As of April 13, 2012, the Company had a backlog of $16,761,284.  The Company’s backlog consists primarily of a $15.9 million order from WGE, an affiliate of our Chairman of the Board, for 300 electric drive systems.  Our backlog also includes an order for an aggregate of 19 flux vector motor controllers from customers engaged in manufacturing monorail systems, electric buses and forklifts for use in warehouse applications and our agreement to deliver two additional electric drive systems to Ashok Leyland.

The Company has been, and currently is, actively identifying and obtaining additional financing sources to meet the cash requirements of its activities.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April, 2012.

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

Name	Title	Date

/s/ BALWINDER SAMRA	President, Chief Executive Officer and Director	April 16, 2012
Balwinder Samra	(principal executive officer)

/s/ ROBERT MIRANDA	Chief Financial Officer (principal financial officer	April 16, 2012
Robert Miranda	and principal accounting officer)

/s/ HENRY VELASQUEZ	Director	April 16, 2012
Henry Velasquez

	Chairman of the Board of Directors, Director	April __, 2012
Winston Chung

/s/ ERIK ROLLAND	Director	April 16, 2012
Erik Rolland

BALQON CORPORATION
EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document