Form 10-Q
period 2012-03-31
BALQON CORP.
filed 2012-05-21
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of May 21, 2012, was 36,891,530.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements.  Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross profit margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industries; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industries and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in Item 1A of Part II of this report.  These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

BALQON CORPORATION

QUARTERLY REPORT
ON
FORM 10-Q

TABLE OF CONTENTS
Page

PART I
FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33
ITEM 4.	Controls and Procedures	33

PART II
OTHER INFORMATION

ITEM 1.	Legal Proceeding	35
ITEM 1A.	Risk Factors	35
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
ITEM 3.	Defaults Upon Senior Securities	35
ITEM 4.	Mine Safety Disclosures	36
ITEM 5.	Other Information	36
ITEM 6.	Exhibits	36

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

BALQON CORPORATION
CONDENSED BALANCE SHEETS
	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$300	$32,663
Accounts receivable, trade, net of allowance for doubtful accounts of $1,233 and $1,233, respectively	144,457	507,246
Accounts receivable, related entities, net of allowance for doubtful accounts of $178,484 in 2011	—	302,082
Inventories	1,076,597	1,065,595
Prepaid expenses	36,772	55,010
Total current assets	1,258,126	1,962,596

Inventory held by customer pending lease	739,000	739,000

Property, plant & equipment, net	50,772	58,929
Other assets:
Deposits	14,400	14,400
Goodwill and Trade secrets, net of accumulated amortization of $186,965 and $186,965, respectively	166,500	166,500

Total assets	$2,228,798	$2,941,425

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft	$68,078	$11,785
Payroll taxes payable	63,548	—
Accounts payable and accrued expenses	1,766,380	1,546,059
Accounts payable to related parties	65,320	330,840
Customer deposits	1,503,182	1,417,388
Loan payable	36,250	233,231
Advances from shareholders	5,018	505,018
Derivative liability	1,491,047	676,284
Convertible promissory notes, net of discount	1,801,269	1,483,168
Total current liabilities	6,800,092	6,203,773

Convertible notes payable, net of discount	—	813,492

Shareholders’ Deficiency
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,891,530 and 35,641,530 shares issued and outstanding on March 31, 2012 and December 31, 2011, respectively	36,891	35,641
Additional paid in capital	19,454,183	18,283,624
Accumulated deficit	(24,062,368)	(22,395,105)
Total shareholders’ deficiency	(4,571,294)	(4,075,840)

Total liabilities and shareholders’ deficiency	$2,228,798	$2,941,425

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011(Unaudited)

	Three Months Ended March 31,
	2012	2011
REVENUES:	$194,999	$115,786
COSTS OF REVENUES	87,832	48,873
GROSS PROFIT	107,167	66,913
OPERATING EXPENSES
General and administrative	614,971	1,118,567
Research and development	69,204	150,112
Depreciation and amortization	8,157	166,268
Total operating expenses	692,332	1,434,947
LOSS FROM OPERATIONS	(585,165)	(1,368,034)
Change in fair value of derivative liabilities	(12,412)	(563,105)
Costs to induce exercise of warrants	(671,809)	—
Interest expense	(397,877)	(602,386)
NET LOSS	$(1,667,263)	$(2,533,525)
Net loss per share – basic and diluted	$(0.05)	$(0.07)
Weighted average shares outstanding, basic and diluted	35,641,530	35,357,614

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 (Unaudited)

	Common Stock, $0.001 Par Value
	Number	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balances, December 31, 2011	35,641,530	$35,641	$18,283,624	$(22,395,105)	$(4,075,840)

Costs to induce exercise of warrants			671,809		671,809

Common stock issued upon conversion of shareholder loan	1,250,000	1,250	498,750		500,000

Net loss	—	—	—	(1,667,263)	(1,667,263)

Balances, March 31, 2012	36,891,530	$36,891	$19,454,183	$(24,062,368)	$(4,571,294)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,667,263)	$(2,533,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,157	166,268
Cost to induce conversion of warrants	671,809	—
Change in fair value of derivative liability	12,412	563,105
Amortization of note discount	306,960	511,739
Changes in operating assets and liabilities:
Accounts receivable	664,871	(81,186)
Inventories	(11,002)	(654,379)
Prepaid expenses	18,238	(334,830)
Bank overdraft	56,292	—
Payroll taxes payable	63,548	—
Accounts payable and accrued expenses	(45,198)	(173,247)
Customer advances	85,794	—
Net cash provided by (used in) operating activities	164,618	(2,536,055)
Cash flows from investing activities:
Acquisition of property and equipment	—	(29,505)
Net cash used in investing activities	—	(29,505)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of warrants	—	132,666
Payment of loan payable	(196,981)	—
Net cash (used in) provided by financing activities	(196,981)	132,666

Decrease in cash and cash equivalents	(32,363)	(2,432,894)
Cash and cash equivalents, beginning of period	32,663	4,407,273
Cash and cash equivalents, end of period	$300	$1,974,379

Supplemental Cash Flow Information:
Income taxes paid	$—	$—
Interest paid	$35,505	$167,106
Supplemental non cash financing and investing activities:
Conversion of notes payable to common stock	$500,000	$297,250

Fair value of conversion feature and warrants issued in connection with extension of notes payable	$802,353	$—

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

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

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2011 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2011 and 2010 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 16, 2012. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying condensed financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2012, the Company recorded a net loss of $1,667,263.  As of March 31, 2012, the Company had a working capital deficit of $5,541,966 and a shareholders’ deficiency of $4,571,294.  In addition, the Company is delinquent in payroll taxes of $63,548. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company’s independent registered public accounting firm, in its report on the Company’s 2011 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern. The condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.  The Company has been, and currently is, working towards identifying and obtaining new sources of financing. No assurances can be given that the Company will be successful in obtaining additional financing in the future.  Any future financing that the Company may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that the Company is able to obtain will likely include financial and other covenants that will restrict the Company’s flexibility. At a minimum, the Company expects these covenants to include restrictions on its ability to pay dividends on its common stock. Any failure to comply with these covenants would have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and cash flows.   In addition, the Company’s senior secured convertible debentures issued between July and December 2010 contain covenants that include restrictions on its ability to pay dividends on its common stock.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Inventories

Inventories consist mainly of raw materials and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Recorded inventories at March 31, 2012 do not include approximately $1,915,200 of batteries and other items held on consignment from Seven One Battery Company, an affiliate of the Company’s Chairman of the Board. (See Note 10.)

Goodwill and Intangible Assets

Management performs impairment tests of goodwill and indefinite-lived intangible assets whenever an event occurs or circumstances change that indicate impairment has more likely than not occurred. Also, management performs impairment testing of goodwill and indefinite-lived intangible assets at least annually.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

During the years ended December 31, 2011 and December 31, 2010 (the Company’s first measurement period), the Company determined that there were no indicators of impairment of its recorded goodwill.  During the year ended December 31, 2011, the Company determined that the value of its intangible asset related to the Distribution Agreement was impaired. Accordingly, the Company recorded an impairment loss of $935,583 to the unamortized value of the Distribution Agreement as of December 31, 2011.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period.  Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive.  Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  For the three months ended March 31, 2012 and year ended December 31, 2011, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

The following table summarizes the weighted average shares and common stock equivalents outstanding as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Weighted average shares outstanding	35,641,530	35,525,621
Common stock equivalents:
Options exercisable into common shares	1,416,695	1,416,695
Warrants exercisable into common shares	12,006,220	13,256,220
Notes payable convertible into common shares	6,027,083	3,900,758
Total, common stock equivalents	19,449,998	18,573,673

Financial Assets and Liabilities Measured at Fair Value

The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis.  Financial assets recorded at fair value in the condensed balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Financial Assets and Liabilities Measured at Fair Value (continued)

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$—	$—	$1,491,047	$1,491,047

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$—	$—	$676,284	$676,284

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

For the three months ended March 31, 2012, 60% of total revenues were from one customer. For the three months ended March 31, 2011, 42% of total revenues were from one customer.  At March 31, 2012, 33% of accounts receivable were from one trade customer.  At December 31, 2011, 30% of accounts receivable were from one trade customer.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

For the three months ended March 31, 2012, 34% of costs of revenue was to one vendor.  For the three months ended March 31, 2011, 90% of costs of revenue were to one vendor.   At March 31, 2012, accounts payable to the largest vendor represented 35% of total accounts payable balances. Accounts payable to other two largest vendors represented 9% and 6%, respectively, of total accounts payable at December 31, 2011.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted ASU 2011-08 effective January 1, 2012.  The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31 2012 (Unaudited)	December 31, 2011
Computer equipment and software	$121,680	$121,680
Office furniture	35,300	35,300
Equipment	35,941	35,941
Leasehold improvements	21,711	21,711
Total property and equipment, cost	214,632	214,632
Less: accumulated depreciation and amortization	(163,860)	(155,703)
Property and equipment, net	$50,772	$58,929

Depreciation and amortization expense on property and equipment for the three months ended March 31, 2012 and 2011 was $8,157 and $14,250, respectively.

NOTE 3 – LOAN PAYABLE – BRIDGE BANK

On February 25, 2009, the Company executed a Business Financing Agreement, dated February 18, 2009, with Bridge Bank, National Association (the “Lender”) (the “Initial Agreement”).  The Initial Agreement has been amended by Business Financing Modification Agreements dated effective February 26, 2009 and August 4, 2009, respectively (the “Modification Agreements,” and together with the Initial Agreement the “Credit Agreement”).  The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000 (the “Credit Facility”).  At March 31, 2012, there was $36,250 outstanding and none was available under the terms of the Credit Facility.  At December 31, 2011, $233,231 was outstanding and $66,601was available under the terms of the Credit Facility.

The Credit Facility is formula-based and generally provides that the outstanding borrowings may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  The Credit Facility is secured by a continuing first priority security interest in all the Company’s personal property (subject to customary exceptions).  Interest on the Credit Facility is payable monthly, at the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum (6% at March 31, 2012).  The Credit Agreement may be terminated at any time by either party to the Credit Agreement.

NOTE 4 – ADVANCES FROM SHAREHOLDERS

The amount of $5,018 of advances from shareholders is comprised of $5,018 of amounts payable to the Company’s president, Mr. Balwinder Samra. The amount payable to Mr. Samra was advanced in prior years.  This amount due from a related party is unsecured, non-interest bearing, and does not have defined terms of repayment.

As of December 31, 2011, Mr. Winston Chung, the Company’s Chairman of the Board, had advanced $500,000 to the Company.  The advance received were non-interest bearing, and with no other defined terms.  As of December 31, 2011, Mr. Chung also held warrants to acquire 7,812,500 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Warrants were vested and have a 5-year term or an expiration date on December 30, 2015.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

NOTE 4 – ADVANCES FROM SHAREHOLDERS (Continued):

Effective March 31, 2012, the Company and Mr. Chung entered into an agreement whereby the exercise price of the warrants owned by him would be reduced to $0.40 per share.  Mr. Chung then elected to exercise warrants to acquire 1,250,000 shares of common stock at a price of $0.40 per share for proceeds of $500,000.  Due to the modification of the exercise price, the Company recognized a cost to induce conversion of $225,000 relating to the additional 468,750 shares that would have been issued under the original $0.64 per share conversion feature.

On March 31, 2012, the Company issued 1,250,000 shares of its common stock to its board Chairman, in consideration of the exercise of warrants at an exercise price of $0.40 upon the conversion of $500,000 of an unsecured loan made by its Chairman during October, 2011. (See Note 8)

NOTE 5 –CONVERTIBLE PROMISSORY NOTES

Convertible notes payable consist of the following as of March 31, 2012 and December 31, 2011:
	March 31, 2012 (Unaudited)	December 31, 2011
Subordinated secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (1)	$891,500	$—

Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012, and currently in default (1)	25,000	916,500

Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (2)	1,330,000	1,330,000

Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (3)	775,000	775,000
Convertible notes payable	3,021,500	3,021,500
Less: note discount	(1,220,231)	(724,840)
Convertible notes payable, net of note discount	$1,801,269	$2,296,660
Less: current portion of subordinated unsecured notes	(1,801,269)	(1,483,168)
Convertible notes payable, net of note discount and current portion	$—	$813,492

(1)           Between March 25, 2009 and June 19, 2009, the Company entered into agreements with 34 accredited investors for the sale by the Company of an aggregate of $1,000,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment.  The notes were due on March 31, 2012 and are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes).  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share.  The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the year ended December 31, 2011, $68,500 in principal amount of these notes was converted to 68,500 shares of the Company’s common stock.  As of December 31, 2011, $916,500 in principal was outstanding under these notes.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

NOTE 5 –CONVERTIBLE PROMISSORY NOTES (Continued):

During the three months ended March 31, 2012, the Company negotiated Amendment and Exchange Agreements with holders of $891,500 of its $916,500 of 10% unsecured notes payable that matured on March 31, 2012.  The terms of the Amendment and Exchange Agreements provide that the maturity date of these notes (the “Amended Notes”) is extended until March 31, 2013, the Amended Notes continue to pay quarterly interest at the rate of 10% and are subject to a security agreement that secures the Amended Notes by the Company’s assets. The security agreement is subordinate to existing bank financing and the $850,000 of 10% Senior Secured Convertible Debentures that currently have a balance due of $775,000.  The Amendment and Exchange Agreements also provide that the Amended Notes are convertible into common stock of the Company at a price of $0.40 per share, subject to adjustment for a weighted average anti-dilution provision. In connection with the issuance of the Amended Notes, the Company issued three-year warrants to purchase up to 891,500 shares of common stock at an exercise price per share of $0.40, subject to adjustment for anti-dilution provision.

The Amended Notes are due on March 31, 2013 (the “Maturity Date”). The Amended Notes are secured under the terms of a security agreement granting the holders of the Amended Notes a security interest in all of the Company’s personal property. Each of the agreements governing the Amended Notes and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the Amended Notes or exercise price of the warrants issued with the Amended Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Amended Notes and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events.  As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

The Company determined the aggregate fair value of the warrants issued to investors to be $289,738 and the initial fair value of the conversion feature of the Amended Notes to be $512,613 (an aggregate amount of $802,351).  These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model.  As such, the Company recorded an $802,351 valuation discount upon issuance of the warrants. (See Note 6).

(2)            Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, the Company issued three-year warrants to purchase an aggregate of 1,999,993 shares of the Company’s common stock at an exercise price of $0.50 per share.  In connection with the offering, the Company issued three year warrants to purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.  The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the year ended December 31, 2011, $153,750 of the principal of the notes was converted into 204,998 shares of the Company’s common stock.  As of March 31, 2012 and December 31, 2011, $1,330,000 in principal was outstanding under these notes.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

NOTE 5 –CONVERTIBLE PROMISSORY NOTES (Continued):

The Company determined that the relative fair value of the warrants upon issuance was $731,710.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the fair value of the beneficial conversion feature was approximately $768,290. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield.  The relative value of the warrants of $731,710 and the beneficial conversion feature of $768,290 was recorded by the Company as a loan discount of $1,500,000, which the Company is amortizing to interest expense over the life of the notes.  As of March 31, 2012 and December 31, 2011, the unamortized balance of the note discount was $228,883 and $362,645, respectively.

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

During the year ended December 31, 2011, $75,000 of the principal of the Debentures was converted into 117,186 shares of the Company’s common stock.  As of March 31, 2012 and December 31, 2011, $775,000 in principal was outstanding under these Debentures.  Under the adjustment provisions of the Debentures and warrants, the conversion price of the Debentures and the exercise price of the warrants were reduced to $0.64 in connection with a private placement of our common stock and warrants in December 2010.

The Debentures are due on September 30, 2012, or at the Company’s sole discretion, on March 31, 2013 (the “Maturity Date”) or such date as this Debenture is required or permitted to be repaid as provided in the agreement.  The Debentures are secured under the terms of a security agreement granting the holders of the Debentures a security interest in all of the Company’s personal property.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

NOTE 5 –CONVERTIBLE PROMISSORY NOTES (Continued):

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

The Company determined the aggregate fair value of the warrants issued to investors and its placement agent to be $511,399 and the initial fair value of the conversion feature of the Debentures to be $504,440 (an aggregate amount of $1,015,839).  These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model.  In accordance with current accounting guidelines, the excess of $165,839 of derivative liability created over the face amount of the Debentures was considered to be a cost of the private placement.  In addition, the Company also incurred another $193,500 of closing costs (consisting of $93,500 of placement agent fees and $100,000 of legal fees directly related to the offering).  As such, the Company recorded an $850,000 valuation discount upon issuance, and in 2010, recognized private placement costs of $358,339 for financial reporting purposes.  The aggregate fair value of the derivative liabilities as of March 31, 2012 and December 31, 2011 was $411,165 and $676,284, respectively. (See Note 6).

As of March 31, 2012, the Company has amortized $586,004 of the valuation discount, and the remaining unamortized valuation discount of $188,996 as of March 31, 2012 has been offset against the face amount of the Debentures for financial statement purposes.

As of March 31, 2012, the total discount of $1,220,231 is offset against the balance of the Notes and Debentures for financial statement presentation. During the three months ended March 31, 2012, amortization of loan discount was $306,960.

NOTE 6 – DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  As of March 31, 2012, the Company has two securities offerings that are subject to these provisions as follows:

The conversion feature of the Company’s Debentures and Amended Notes (described in Note 5), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the Debentures and Amended Notes from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Debentures and Amended Notes was separated from the host contract (i.e., the Debentures and Amended Notes) and recognized as a derivative instrument.  Both the conversion feature of the Debentures and Amended Notes and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

NOTE 6 – DERIVATIVE LIABILITY (Continued):

The derivative liabilities were valued using Monte Carlo simulation model with the following assumptions:

	March 31, 2012	At Date of Issuance	December 31, 2011
Conversion feature:

Risk-free interest rate	0.15% - 0.19%	0.19%	0.09%
Expected volatility	110.14% - 131.59%	98.14%	98.40%
Expected life (in years)	0.50 years	1.0 year	.75 years
Expected dividend yield	0	0	0

Warrants:
Risk-free interest rate	0.51% - 0.64%	0.51%	0.54%
Expected volatility	98.14 - 101.80%	98.14%	105.30%
Expected life (in years)	3.0 - 3.5 years	3.0 years	3.75 years
Expected dividend yield	0	0	0

Fair Value:
Conversion feature	900,113	512,613	263,984
Warrants	590,934	289,738	412,300
	$1,491,047	$802,351	$676,284

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

As of March 31, 2012 and December 31, 2011, the aggregate derivative liability of the conversion feature and the warrants was $1,491,047 and $676,284, respectively.  For the three months ended March 31, 2012, the Company recorded a change in fair value of the derivative liabilities of $12,412.

NOTE 7 – INCOME TAXES

At March 31, 2012, the Company had available federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $21,700,000 for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will be able to realize the tax benefit of the carryforwards.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

NOTE 7 – INCOME TAXES (Continued):

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

Significant components of the Company’s deferred income tax assets are as follows:

	March 31, 2012 (Unaudited)	December 31, 2011
Deferred income tax asset:
Net operating loss carryforward	$9,200,000	$8,000,000
Valuation allowance	(9,200,000)	(8,000,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	March 31, 2012 (Unaudited)	December 31, 2011
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(5.8)%	(5.8)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

The Company adopted authoritative guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of March 31, 2012 and December 31, 2011, the Company does not have a liability for unrecognized tax benefits.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

NOTE 8 – SHAREHOLDERS’ EQUITY

Stock Options

At March 31, 2012, options shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2012	1,416,695	$2.50
Granted	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2012	1,416,695	$2.50

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$2.50	1,416,695	$2.50	0.25	1,416,695	$2.50

There was no aggregate intrinsic value of the 1,416,695 options outstanding and exercisable as of March 31, 2012 based on the trading price as of the period then ended.  At March 31, 2012, all options were vested and there were no unvested options outstanding.

Warrants

Shares Issued Upon Exercise of Warrants

On March 31, 2012, the Company issued 1,250,000 shares of its common stock to its board Chairman, in consideration of the exercise of warrants at an exercise price of $0.40 upon the conversion of $500,000 of an unsecured loan made by its Chairman during October, 2011.

At March 31, 2012, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at January 1, 2012	13,256,220	$0.82
Granted	7,454,000	$0.40
Exercised	(1,250,000)	$0.40
Expired	(7,454,000)	$0.74
Balance at March 31, 2012	12,006,220	$0.62

During the three months ended March 31, 2012, the Company negotiated Amendment and Exchange Agreements with holders of $891,500 of the Company’s 10% unsecured convertible notes that matured on March 31, 2012.  In connection with these Amendment and Exchange Agreements, the Company is issuing new warrants that will enable the warrant holders to purchase up to 891,500 shares of the Company’s common stock at an exercise price per share of $0.40. These warrants will have a contractual life of three years and expire on March 31, 2015.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (Unaudited)

NOTE 8 – SHAREHOLDERS’ EQUITY (Continued):

Effective March 31, 2012, the Company’s Chairman exercised 1,250,000 of warrants held by Seven One Limited (“SOL”), a company related to the Chairman by common ownership. These warrants were previously exercisable at $0.64 per share, however, in consideration of the Chairman converting $500,000 of an outstanding unsecured loan into common stock, the Company agreed to re-price these warrants at an exercise price of $0.40. In connection with the conversion of the unsecured loan, the Company also agreed to cancel the remaining 6,562,500 warrants held by SOL at an exercise price of $0.64 and issue 6,562,500 new warrants at an exercise price of $0.40.  The newly issued warrants will expire on the original expiration date of December 14, 2015. The total value of the adjustment of the exercise price of these warrants was $446,809 and was reflected as a cost to induce conversion during the three month period ended March 31, 2012.

The following table summarizes information about stock warrants outstanding and exercisable as of March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.40	8,322,000	$0.40	3.6	8,322,000	$0.40
$0.50	1,782,660	$0.50	0.4	1,782,660	$0.50
$1.00	50,000	$1.00	1.6	50,000	$1.00
$1.50	1,608,500	$1.50	3.75	1,608,500	$1.50
$2.50	243,060	$2.50	0.25	243,060	$2.50
	12,006,220			12,006,220

As of March 31, 2012, the aggregate intrinsic value of the warrants outstanding and exercisable was $665,760.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, the Company had no sales to related parties. During the three months ended March 31, 2011, the Company had sales of $32,736 to related parties. As of March 31, 2012, the Company had accounts receivable of $198,067 from related parties which is fully reserved. As of March 31, 2011, the Company had accounts receivable of $32,736 from related parties

As of March 31, 2012 and December 31, 2011, the Company had trade accounts payable to related parties of $65,320 and $330,840, respectively.  The related parties are customers of the Company related by common ownership to the Company’s Chairman.

On December 14, 2010, the Company entered into a Distribution Agreement with SOL.  Under the Distribution Agreement, SOL has granted the Company the right to distribute lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company (the “Products”) on an exclusive basis in the United States.  The Company’s Chairman of the Board, Winston Chung, is the chief executive officer of SOL.  In January 2011, based on the terms of the Distribution Agreement, the Company received battery units valued at $2,629,800 on a consignment basis.  As of March 31, 2012 and December 31, 2011, the Company held battery units valued at $1,915,200 on a consignment basis, which amounts are not included in recorded inventories.

There were no sales of these batteries during the periods ended March 31, 2012 and March 31, 2011.

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

Recent Developments

Overview

During the year ended December 31, 2011 and through May 21, 2012 , a significant portion of our research and development efforts, have been focused on the development of electric drive systems, charging systems, and the next generation of our flux vector motor controllers to address the light and medium-duty vehicle markets.  During 2011, we developed our proprietary charging systems, high frequency fast chargers that have a capacity of up to 160 kW that will provide our customers with the capability to charge our vehicles in less than two hours.  During 2011, we also completed the development of our next generation flux vector motor controllers, which incorporate the latest transistor technology that is commercially available and provide higher efficiency and more power than our existing flux vector motor controllers.  Our next generation flux vector motor controllers are designed to work seamlessly with induction motor or permanent magnet motor designs, allowing us the ability to develop drive systems for light-duty vehicles such as automobiles, pickup trucks and light-duty delivery vehicles.  Our efforts during 2011 also led to the development of power inverters, charging systems and battery systems capable of providing up to one Mega Watt, or MW, of power in peak load sharing applications in energy storage devices.  During 2011, we also developed and sold battery systems to address applications such as forklifts and pallet jacks in the telecommunication energy storage and material handling markets.

A significant portion of our production efforts through 2011 and through May 21, 2012, have been focused on designing an electric drive system configuration that can be integrated into 14 to 30 passenger mini-buses in connection with an order from Winston Global Energy, or WGE, and an agreement with Ashok Leyland Ltd., integrating the electric drive systems we developed in connection with the WGE order and our agreement with Ashok Leyland into the mini-bus chassis specified by each of them, developing a medium-duty on-road electric truck, our Mule M100, and producing Nautilus XR E20s in connection with an agreement with T&K Logistics, Inc. and an agreement with the City of Los Angeles.  Our product engineering efforts during the first nine months of 2011 resulted in the development of an extended range yard tractor, our Nautilus XR E20, which is capable of operating over two shifts on a single charge in warehouse applications.  In addition, during the third quarter of 2011, we developed a drive system for a yard tractor to address the zero emissions tractor market in Europe.  During the third quarter of 2011, we also developed, tested and sold a Mule M100, a medium-duty inner city truck, configured for use as an electric 32 passenger shuttle bus.  Further, during the third quarter of 2011, we developed and sold a chassis that includes our drive system, battery system and charging system to be configured for use as a 40 foot passenger bus.

Significant Highlights

During 2011 we introduced our charging systems, which vary in capacity, ranging from 8 kW to 120 kW in power and 200 Volts to 700 Volts in charge voltage. Our charging systems feature 8 kW modules that are connected in series to achieve a maximum charge rate of 120 kW, and they are equipped with our proprietary software that conforms to Society of Automotive Engineers J1772 communication and protocol requirements.

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

During 2011, one of our electric drive systems was integrated into a heavy-duty tow tractor jointly developed by us and Mol Industries, an OEM located in Europe.  As of the date of this report, the completed vehicle has successfully completed testing at a customer site.  We expect the demonstrations of the Mol Industries tractor featuring our electric drive system to result in additional orders for our electric drive systems from OEMs in Europe.

During 2011, we sold two Nautilus XR E20 yard tractors, one to a steel manufacturer and one to a military base.  We expect these Nautilus XR E20s to be used to transport trailers and containers at these facilities.  In addition to our Nautilus XR E20s, we also shipped our new charging systems to these customers, enabling our customers to use the Nautilus XR E20s during three shift operations.

During 2011, we developed, tested and sold a Mule M100, a heavy-duty truck, configured for use as an electric 32 passenger inner city shuttle bus.  During this period, we also delivered and sold one 40 foot passenger electric drive chassis and a charging system to a customer engaged in the development of next generation electric buses and passenger vehicles.  The chassis incorporates our drive system and battery system and will be configured by our customer for use as a 40 foot passenger bus.  We expect our customer to complete the body development of the vehicle during the first quarter of 2012 and demonstrate its use to the local transit department soon thereafter.

During 2011, we also sold six battery storage systems to a customer in the telecommunications industry to demonstrate the fuel savings that result from the use of battery power on remote wireless towers.  As of the date of this report, the battery storage systems are operational and have demonstrated a significant reduction in fuel costs resulting from use of battery power during off-peak hours of operation of the wireless towers.  Based on these preliminary results, we anticipate that we will receive additional orders for our battery storage systems from potential customers in the telecommunications industry during 2012.  As of the date of this report, we have received additional orders for these systems from three customers during 2012.

Significant Customers and Strategic Partnerships

In November 2010, T&K Logistics, the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan, agreed to lease 10 of our Nautilus yard tractors for use at the assembly plant for a period of 36 months.  While we shipped five of our Nautilus XR E20s to T&K Logistics during the first six months of 2011, T&K Logistics has not accepted delivery of these units due to delays during the installation of charging systems into the tractors.  The Nautilus XR E20s that we shipped to T&K Logistics featured battery systems with double the battery energy and, therefore, double the range of our Nautilus XE20s.  Due to delays during the installation of charging systems into the tractors at T&K Logistics’ facility, we have delayed shipment of the remaining units to T&K Logistics until the tractors that have already been shipped are installed with charging systems and are accepted by T&K Logistics.  We will not begin to generate revenues under the leasing arrangement with T&K Logistics until T&K Logistics accepts the initially shipped tractors.  As of the date of this report, all five units are operational and undergoing extended testing by the customer prior to final acceptance. We expect acceptance of the units during the second quarter of 2012, after which we will determine a revised shipment schedule for the remaining units.

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

Under an agreement with the City of Los Angeles, or City of Los Angeles Agreement, we agreed to sell 20 Nautilus E20 heavy-duty electric yard tractors (the predecessor to our Nautilus XE20) and five Nautilus E30 short-haul tractors (the predecessor to our Nautilus XE30) to the City of Los Angeles for use at the Port of Los Angeles.  As of the date of this report, we have delivered 14 Nautilus E20s (including four Nautilus XE20s two of which have been retrofitted with extended range lithium batteries and are referred to as our Nautilus XR E20s) and one Nautilus XE30 to the Port of Los Angeles under the terms of the City of Los Angeles Agreement.  Initial use of the electric vehicles at the Port of Los Angeles evidenced that the vehicles had a range of between five and six hours.  Upon the request of the City of Los Angeles to increase the range of the vehicles to meet two shift operations, we retrofitted two of the vehicles already delivered under the City of Los Angeles Agreement with extended range lithium battery systems, hydraulic systems and idle stop software in order to extend the range of the resultant vehicle, the Nautilus XR E20.  The two retrofitted Nautilus XR E20s have completed seven months of testing at a local marine facility.  Further, as of the date of this report, two additional E20s are being tested at a local recycling facility under heavy loads exceeding 40 tons.  We believe that the performance of the Nautilus XR E20s are meeting expectations, and the City of Los Angeles has requested that we retrofit two additional vehicles with extended range lithium battery systems for testing at an alternate facility.  The City of Los Angeles Agreement terminated on June 26, 2011, and, consequently, we do not have an obligation to sell, and the City of Los Angeles does not have an obligation to buy, the remaining 10 vehicles.  We expect to negotiate a new agreement with the City of Los Angeles to upgrade six existing units with extended range batteries to increase the range of the vehicles delivered under the previous agreement. We are also in negotiations with the City of Los Angeles to deliver an on-road Class 8 truck for use in drayage applications that will allow us to deliver the remaining 6 electric yard tractors, 4 short-haul electric tractors.  While we are confident that such an agreement with the City of Los Angeles will be reached, no assurance can be given that we will in fact enter into such an agreement.

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

In November 2010, T&K Logistics, the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan, agreed to lease 10 of our Nautilus yard tractors for use at the assembly plant for a period of 36 months.  While we shipped five of our Nautilus XR E20s to T&K Logistics during the first six months of 2011, T&K Logistics has not accepted delivery of these units due to delays during the installation of charging systems into the tractors.  The Nautilus XR E20s that we shipped to T&K Logistics featured battery systems with double the battery energy and, therefore, double the range of our Nautilus XE20s.  Due to delays during the installation of charging systems into the tractors at T&K Logistics’ facility, we have delayed shipment of the remaining units to T&K Logistics until the tractors that have already been shipped are installed with charging systems and are accepted by T&K Logistics.  We will not begin to generate revenues under the leasing arrangement with T&K Logistics until T&K Logistics accepts the initially shipped.  As of the date of this report, all five units are operational and undergoing extended testing by the customer prior to final acceptance. We expect acceptance of the units during the second quarter of 2012, after which we will determine a revised shipment schedule for the remaining units.  The cost of this inventory as of March 31, 2012 and December 31, 2011 is $739,000.

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

Impairment of Long-Lived Assets

The FASB, has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there were no indicators of impairment of our long lived assets at March 31, 2012 or December 31, 2011.

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

Financial Condition and Results of Operations

Our total revenues increased by $79,213, or 68%, to $194,999 for the three months ended March 31, 2012 as compared to $115,786 for the of the three months ended March 31, 2011.  The increase in revenues was as a result of the introduction of our new products and drive system, battery system and charging system technologies that we developed during 2011.  Gross profits during the three months ended March 31, 2012 was $107,167, an increase of $40,254, or 60%, from the same period in 2011.  This increase is primarily due to higher revenues resulting from improved manufacturing utilization and reduced material cost of our battery systems.

We reported a net loss of $1,667,263 for the three months ended March 31, 2012 as compared to a net loss of $2,533,525 for the three months ended March 31, 2011.  Losses from operations as a percentage of sales during the three months ended March 31, 2012 was 855%, as compared to losses from operations as a percentage of sales of 2,188% during the three months ended March 31, 2011.  The decrease in losses during the three months ended March 31, 2012, are primarily attributable to decreases in general and administrative expenses, research and development costs, and interest expense. A $12,412 loss on the change in the fair value of the derivative liability was realized during the three months ended March 31, 2012 while a $563,105 loss on the change in the fair value of the derivative liability was realized during the three months ended March 31, 2011. Additionally, a cost of conversion of a shareholder loan of $671,809 was incurred during the three months ended March 31, 2012.

Our product mix during the first three months of 2012 varied from our product mix during the first three months of 2011.  While we did not sell any of our electric drive systems during the first quarter of 2011, sales of our electric drive systems accounted for 60% of our total sales during the first three months of 2012.  During the first three months of 2012, our sales of battery systems and parts accounted for 34% of our total sales and revenues from consulting services accounted for 3% of our total sales and revenues. During the first three months of 2011, revenues from consulting services represented 42% of total sales and revenues while sales of vehicles and battery systems accounted for 58% of our sales and revenues.

In December 2010, we raised $5,000,000 in connection with a private placement of common stock and warrants.  Using the capital we raised in December 2010, we ramped up our production processes during the first nine months of 2011.

Our lack of significant revenues during the three months ended March 31, 2012 is a direct result of a lack of capital and the length and complexity of our product development process.  Typically, we experience a significant time lag between receiving an order for our electric drive systems or battery systems and recognizing revenue in connection with the order due to the development time required to integrate our technologies into new vehicle platforms specified by our customers.  For example, while our electric drive systems and battery systems can be integrated into a multitude of product platforms, often times a substantial amount of time is needed to make design modifications to our product to ensure its integration into each new vehicle platform.  In most cases new designs require sourcing of raw materials contributing further to the already lengthy production time.  In the case of a new customer or a new product platform, it is customary in our business to complete and deliver a single unit prior to producing the entire order.  Once the initial product is delivered, installed and accepted by our customer, we begin production on the remaining order based on production delivery dates agreed upon with our customer.

While most of our production efforts during the three months ended March 31, 2012 was focused on the sales of electric drive systems to a customer in India, 34% of our revenues during the period were derived from the delivery of battery systems to our OEM customers in the United States, Asia and Europe.  These drive systems were customized for vehicle configurations to be used in both on-road and off-road applications. We anticipate that the delivery of these drive systems will result in additional orders from our OEM partners in the future.

As of March 31, 2012, we had a working capital deficiency of $5,541,966; an accumulated deficit of $4,571,294 and reported a net loss for the three months ended March 31, 2012 of $1,667,263.  Our plans for correcting these deficiencies include the future sales of our products and the raising of capital, which we expect will help provide us with the liquidity necessary to meet operating expenses.  Over the longer-term, we plan to achieve profitability through the sale of our drive systems, electric vehicles and other products.

Although approximately $15.9 million of our current backlog of approximately $18.7 million is attributable to our outstanding purchase order for 300 of our electric drive systems from WGE, we believe that our customer base will expand during the remainder of 2011. During 2012, we expect our sales to grow in markets such as China, India, and Europe.  We are optimistic that the demonstration of electric buses utilizing our technologies for Ashok Leyland during 2010 will result in additional sales in Asia.  We are also optimistic that the demonstration of a heavy-duty tow tractor that features our electric drive system for Mol Industries will result in additional sales Europe.  In addition, we believe that the integration of our drive systems into medium-duty on-road commercial vehicles will result in increased sales in the United States in 2012.  Our OEM partners in domestic and international markets have experienced increased sales activity for their products, which we expect will result in increased sales for our electric drive systems and battery systems.

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

●	The last two columns in each table show the results for each period as a percentage of net revenues.

First Quarter of 2012 Compared to the First Quarter of 2011

	Three Months Ended March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2012	2011
Net revenues	$194,999	$115,786	$79,213	68%	100%	100%
Cost of revenues	87,832	48,873	38,959	80%	45%	42%
Gross profit	107,167	66,913	40,254	60%	55%	58%
General and administrative expenses	614,970	1,118,567	503,597	45%	315%	966%
Research and development	69,204	150,112	80,908	54%	35%	130%
Depreciation and amortization	8,157	166,268	158,111	95%	4%	144%
Change in derivative liability	12,412	563,105	550,693	98%	6%	486%
Cost to induce exercise of warrants	671,809	—	671,809	100%	345%	—
Interest expense	397,877	602,386	204,569	34%	204%	520%
Net loss	$(1,667,263)	$(2,533,525)	$1,538,071	61%	(855)%	(2,188)%

Net Revenues.  The increase in our revenues was a result of the introduction of our new products and drive system, battery system and charging system technologies that we developed during 2011. The increased revenues during the three months ended March 31, 2012 is largely due to a $116,112 increase in sales of electric drive systems during 2012 as compared to no sales of drive systems during the first quarter of 2011. The new technologies and drive systems we sold during the first quarter of 2012 were developed during the first and second quarters of 2011.  During the first quarter of 2012, 60% of our revenues were generated from the shipment of drive systems for integration into medium sized buses for an international customer.

Gross Profit.  During the first quarter of 2012, we generated a gross profit, as a percentage of net revenues, of 55% as compared to 58% for the first quarter of 2011.  The decrease in gross profit margins in 2012 as compared to the 2011 is attributable to the higher margins on the consulting services that we performed during the first quarter of 2011 as compared to lower profit margins on the vehicles and battery systems that we sold during the first quarter of 2012.

General and Administrative Expenses.  The decrease in general and administrative expenses of $503,594 is comprised largely of a decrease  in professional services fees of $229,049, a decrease in marketing expenses of $237,439 and a net decrease of $37,109 of other general and administrative expenses.   We expect that over the near term, our general and administrative expenses will increase as a result of expenses related to increased management personnel, additional administrative and sales personnel, and additional employees associated with the anticipated ramp up in our business and sales.

Research and Development Expenses. The decrease in research and development expenses of $80,908 is primarily due to a decrease in salaries and wages associated with a reduced headcount in our research and development group.  We expect our research and development expenses to increase during the remainder of the year as we develop new technologies and improved drive systems for our OEM partners worldwide.

Depreciation and Amortization. The decrease in depreciation and amortization expenses of $158,111 is due to the reduced amortization expense related to the battery distribution agreement with SOL for the first quarter of 2012 as compared to the first quarter of 2011. The unamortized value of the battery distribution agreement was fully impaired during the quarter ended December 31, 2011. As such, there was no amortization cost on the battery distribution agreement during the quarter ended March 31, 2012.

Change in Fair Value of Derivative Liability. The financial instruments that resulted in the derivative liability were acquired during the third quarter of 2010. During the quarter ended March 31, 2012, the aggregate fair value of our derivatives increased to $1,491,047.  This amount was determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model.  During the quarter ended March 31, 2012, the change in the fair value of derivatives on our financial statements was reported as an increase of $12,412. During the quarter ended March 31, 2011, the change in the fair value of derivatives on our financial statements was reported as an increase of $563,105.   The change in the fair value of the derivative liability from the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011, was $550,693.

Cost to Induce Exercise of Warrants.  Effective March 31, 2012, the Company’s Chairman converted $500,000 of an unsecured loan into 1,250,000 common shares. In consideration of the Chairman’s conversion of this loan into common stock, the Company agreed to adjust the exercise price of 1,250,000 of warrants held by Seven One Limited from a price of $0.64 to $0.40. The Company further agreed to cancel the remaining 6,562,500 warrants with an exercise price of $0.64 and issue new warrants with an exercise price of $0.40. The total value of the adjustment of the exercise price of these warrants was $671,809.

Interest Expense. The decrease in interest expense of $204,509 is largely attributable to reduced amortization of the beneficial conversion feature of the convertible notes payable. The quarterly amortization of the beneficial conversion feature was reduced after $297,250 of notes was converted during the quarter ended March 31, 2011.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2012, we recorded a net loss of $1,667,263.  As of March 31, 2012, we had a working capital deficit of $5,541,966 and a shareholders’ deficiency of $4,571,294.  In addition, we are delinquent in payroll taxes of $63,548. These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm, in its report on our 2011 financial statements, has raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.   We have  been, and currently are, working towards identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict the our flexibility. At a minimum, we expect these covenants to include restrictions on its ability to pay dividends on its common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.   In addition, our senior secured convertible debentures issued between July and December 2010 contain covenants that include restrictions on our ability to pay dividends on its common stock.

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect its ability to fund our  continued operations and its product and service development efforts.

During the three months ended March 31, 2012, we funded our operations from cash provided from operations and the remaining proceeds from the issuance and sale of our secured and unsecured debt and equity securities during 2010.  As of March 31, 2012, we had a working capital deficiency of $5,541,966 as compared to working capital deficiency of $4,241,177 at December 31, 2011.  At March 31, 2012 and December 31, 2011 we had an accumulated deficiency of $24,062,367 and $22,395,105, respectively, and cash and cash equivalents of $300 and $32,663, respectively.  The decrease in our cash position is a result of a net increase of $164,618 in cash flow from operations reduced by $196,981 cash used to pay down the Bridge Bank loan.

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

Our available capital resources at March 31, 2012 consisted primarily of approximately $300 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash provided by operating activities for the three months of 2012 was $164,618 as compared to $2,536,055 of cash used in operating activities for first three months of 2011.  During the first three months of 2012, cash flows from operating activities included a net loss of $1,667,263, depreciation and amortization of $8,157, amortization of note discount of $306,960, cost to induce conversion of warrants of $671,809, and net cash flows from operating assets and liabilities of $832,544.  Material changes in asset and liabilities at March 31, 2012 as compared to December 31, 2011 that affected these results include:

•	A decrease in accounts receivable of $664,871;
•	an increase in inventory of $11,002;
•	a decrease in prepaid expenses of $18,238;
•	an increase in bank overdraft of $56,292;
•	an increase in payroll taxes payable of $63,548;
•	a decrease in accounts payable of $45,198; and
•	an increase in customer advances of $85,794.

Cash used in investing activities totaled none for the first three months of 2012 as compared to $29,505 of cash used in investing activities for the first three months of 2011.

Cash used by financing activities totaled $196,981 for the first three months of 2012 as compared to $132,666 of cash provided by financing activities for the first three months of 2011.

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

During the year ended December 31, 2011, we raised $148,666 in connection with the issuance of 283,332 shares of our common stock upon the exercise of warrants.

Effective March 31, 2012, we converted $500,000 of an unsecured loan from our Chairman into 1,250,000 of common stock upon the exercise of 1,250,000 warrants at an exercise price of $0.40 per share.

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association, or Bridge Bank Agreement.  The Bridge Bank Agreement, as amended to date,  provides us with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000.The credit facility is formula-based and generally provides that the outstanding borrowings under the credit facility may not exceed an aggregate of 80% of eligible accounts receivable.  We must immediately pay any advance made under the credit facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance and (ii) the date on which the advance was made.  Interest on the credit facility is payable monthly.  As of March 31, 2012, there was $36,250 outstanding under the credit facility, eligible accounts receivable was $42,194 and availability under the credit facility was none.The interest rate is variable and is adjusted monthly based on the per annum prime rate as published by Bridge Bank plus two percentage points, subject to a minimum rate of 6.0% per annum.In the event of a default and continuation of a default, Bridge Bank may accelerate the payment of the principal balance requiring us to pay the entire indebtedness outstanding on that date.  Upon the occurrence and during the continuation of an event of default, the interest rate applicable to the outstanding balance borrowed under the credit facility will be increased by five percentage points above the per annum interest rate that would otherwise be applicable.The credit facility is secured by a continuing first priority security interest in all of our personal property (subject to customary exceptions).  The credit facility may be terminated at any time by either party.

During 2012, we expect to incur approximately $400,000 in research and development expenses. We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment.

We presently have 25 employees and expect to hire additional personnel to meet production demands of increased product sales. Our present staff is sufficient to meet our current operational plan and we expect to hire additional personnel as we ramp up our production efforts during the remainder of 2012.

Although we expect that the anticipated gross profit margin from the completion and delivery of the products in our backlog will provide us with additional liquidity and capital resources, we believe that we will need additional liquidity and capital resources through debt and/or equity financing to complete all of our existing and anticipated future product backlog. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at March 31, 2012, we had an accumulated deficiency of $4,710,631 and a working capital deficiency of $5,681,303.

During the three months ended March 31, 2012, we negotiated Amendment and Exchange Agreements with holders of $891,500 of our 10% unsecured convertible notes that matured on March 31, 2012.  In connection with these Amendment and Exchange Agreements, we are issuing new warrants that will enable the warrant holders to purchase up to 891,500 shares of our common stock at an exercise price per share of $0.40. These warrants will have a contractual life of three years and expire on March 31, 2015.

We have been, and currently are, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.   In addition, our senior secured convertible debentures issued between July and December 2010 contains covenants that include restrictions on our ability to pay dividends on our common stock.

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

Backlog

As of May 21, 2012, we had a backlog of  $18,717,732.  The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress.  Our backlog consists primarily of a $15.9 million order from WGE, an affiliate of our Chairman of the Board, for 300 electric drive systems.  Our backlog also includes an order for an aggregate of 26 flux vector motor controllers from customers engaged in manufacturing monorail systems, electric buses and forklifts for use in warehouse applications and our agreement to deliver five additional electric drive systems to Ashok Leyland.  In addition, our backlog includes a one MW energy storage system to be delivered to a local university for use in a peak load sharing application.  We believe that the majority of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

ITEM 4.    Controls and Procedure

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2012 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We are not party to any legal proceedings.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factor below and the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on April 16, 2012, which could materially affect our business, financial condition and results of operations.  The risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on April 16, 2012, are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

Without substantial additional financing, we may be unable to achieve the objectives of our current business strategy, which could force us to delay, curtail or eliminate our product and service development programs thereby adversely affecting our operations and the price of our common stock.

For the three months ended March 31, 2012, we recorded a net loss of $1,667,263.  As of that date, we had a working capital deficit of $5,541,966 and a shareholders’ deficiency of $4,571,294.  Our capital requirements for the next 12 months will continue to be significant.  We have been, and currently are, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.   In addition, our senior secured convertible debentures contain covenants that include restrictions on our ability to pay dividends on our common stock.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits.

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

BALQON CORPORATION

Date: May 21, 2012	By:	/s/ Balwinder Samra
Balwinder Samra,
President and Chief Executive Officer (principal executive officer

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