Form 10-Q
period 2012-06-30
BALQON CORP.
filed 2012-08-20
CIK 1169440

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of August 15, 2012, was 36,891,530.

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

i

BALQON CORPORATION

QUARTERLY REPORT
ON
FORM 10-Q

TABLE OF CONTENTS

Page

PART I
FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.	39
ITEM 4.	Controls and Procedures	39

PART II
OTHER INFORMATION

ii

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

BALQON CORPORATION
CONDENSED BALANCE SHEETS
	June 30, 2012 (Unaudited)		December 31, 2011
ASSETS
Current assets	$		$
Cash and cash equivalents		300		32,663
Accounts receivable, trade, net of allowance for doubtful accounts of $1,233 and $1,233, respectively		143,017		507,246
Accounts receivable, related entities, net of allowance for doubtful accounts of $198,067 and $178,484, respectively		—		302,082
Inventories		984,046		1,065,595
Prepaid expenses		63,817		55,010
Total current assets		1,191,180		1,962,596
Inventory held by customer pending lease		739,000		739,000
Property, plant & equipment, net		42,615		58,929
Other assets:
Deposits		14,400		14,400
Goodwill and Trade secrets, net of accumulated amortization of $186,965 and $186,965, respectively		166,500		166,500
Total assets		$2,153,695		$2,941,425
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft		$42,588		$11,785
Payroll taxes payable		203,439		—
Accounts payable and accrued expenses		2,193,455		1,546,059
Accounts payable to related parties		564,770		330,840
Customer deposits		745,073		1,417,388
Loan payable, Bridge Bank		36,250		233,231
Advances from shareholders		5,018		505,018
Derivative liability		1,258,226		676,284
Convertible promissory notes, net of discount		2,365,780		1,483,168
Total current liabilities		7,414,599		6,203,773
Convertible notes payable, net of discount		—		813,492
Shareholders’ Deficiency Common stock, $0.001 par value, 100,000,000 shares authorized, 36,891,530 and 35,641,530 shares issued and outstanding on June 30, 2012 and December 31, 2011, respectively		36,891		35,641
Additional paid in capital		19,596,423		18,283,624
Accumulated deficit		(24,894,218)		(22,395,105)
Total shareholders’ deficiency		(5,260,904)		(4,075,840)
Total liabilities and shareholders’ deficiency		$2,153,695		$2,941,425

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$		$		$		$
REVENUES		953,199		499,820		1,148,198		615,606
COSTS OF REVENUES		768,911		360,067		856,743		408,940
GROSS PROFIT		184,288		139,753		291,455		206,666
OPERATING EXPENSES
General and administrative		735,776		1,057,877		1,350,746		2,176,445
Research and development		75,064		143,613		144,269		293,724
Depreciation and amortization		8,157		147,776		16,314		314,044
Total operating expenses		818,997		1,349,266		1,511,329		2,784,213
LOSS FROM OPERATIONS		(634,709)		(1,209,513)		(1,219,874)		(2,577,547)
Change in fair value of derivative liabilities		396,749		464,847		384,337		(98,258)
Costs to induce exercise of warrants		—		—		(671,809)		—
Interest expense		(593,890)		(393,921)		(991,767)		(996,307)
NET LOSS		$(831,850)		$(1,138,587)		$(2,499,113)		$(3,672,112)
Net loss per share – basic and diluted		$(0.02)		$(0.03)		$(0.07)		$(0.10)
Weighted average shares outstanding, basic and diluted		36,891,530		35,474,574		36,266,530		35,357,614

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 (Unaudited)

	Common Stock, $0.001 Par Value
	Number	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balances, December 31, 2011	35,641,530	$35,641	$18,283,624	$(22,395,105)	$(4,075,840)

Costs to induce exercise of warrants	—	—	671,809	—	671,809

Common stock issued upon conversion of shareholder loan	1,250,000	1,250	498,750	—	500,000

Fair value of warrants issued with convertible notes	—	—	109,140	—	109,140

Fair value of common stock transferred by shareholder to settle company debts	—	—	33,100	—	33,100

Net loss	—	—	—	(2,499,113)	(2,499,113)

Balances, June 30, 2012	36,891,530	$36,891	$19,596,423	$(24,894,218)	$(5,260,904)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,499,113)	$(3,672,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,314	314,044
Cost to induce conversion of warrants	671,809	—
Change in fair value of derivative liability	(384,337)	98,258
Amortization of debt discount	804,539	822,739
Fair value of common stock contributed by shareholder to settle company debts	33,100	—
Changes in operating assets and liabilities:
Accounts receivable	36,311	(499,048)
Inventories	81,549	(862,398)
Prepaid expenses	(8,807)	(327,099)
Payroll Taxes payable	203,439	—
Accounts payable and accrued expenses	881,326	(30,838)
Customer advances	(42,315)	—
Net cash used in operating activities	(206,185)	(4,156,454)
Cash flows from investing activities:
Acquisition of property and equipment	—	(30,409)
Net cash used in investing activities	—	(30,409)
Cash flows from financing activities:
Bank overdraft	30,803	—
Proceeds from issuance of common stock upon exercise of warrants	—	132,666
Payment of loan payable to bank	(196,981)	—
Proceeds from issuance of convertible notes	340,000	—
Net cash provided by financing activities	173,822	132,666

Decrease in cash and cash equivalents	(32,363)	(4,054,197)
Cash and Cash equivalents, beginning of period	32,663	4,407,273
Cash and Cash equivalents, end of period	$300	$353,076
Supplemental Cash Flow Information: Income taxes paid	$—	$—
Interest paid	$55,663	$178,400
Supplemental non cash financing and investing activities:
Conversion of notes payable to common stock	$500,000	$297,250
Fair value of derivative liability related to conversion feature and warrants issued in connection with exchange of notes payable	$829,429	$—
Fair value of derivative liability related to conversion feature and warrants issued in connection with secured subordinated notes payable	$136,850	$—
Offset of customer advance to accounts receivable	$630,000	$—
Fair value of warrants issues with convertible notes	$109,140	$—

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Balqon Corporation, a California corporation (“Balqon California”), was incorporated on April 21, 2005 and commenced business operations in 2006.  On October 24, 2008, Balqon California completed a merger with BMR Solutions, Inc., a Nevada corporation (“BMR”), with BMR being the survivor of the merger.  Upon the closing, BMR changed its name to Balqon Corporation (the “Company”).  The Company develops and manufactures electric drive systems, charging systems and lithium battery systems for electric vehicles, industrial equipment and renewable energy storage devices.  The Company also designs and assembles electric powered yard tractors, short haul drayage tractors and inner city Class 7 and 8 delivery trucks utilizing its proprietary drive system technologies.

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of December 31, 2011 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2011 and 2010 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 16, 2012. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying condensed financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2012, the Company recorded a net loss of $2,499,113.  As of June 30, 2012, the Company had a working capital deficit of $6,223,418 and a shareholders’ deficiency of $5,260,904.  In addition, the Company has not paid $203,439 in payroll taxes and $167,950 of interest due on convertible notes payable. Pursuant to the terms of the notes, the non-payment of interest by the Company constitutes an event of default and, as a result, the holders of the notes may accelerate payment of all amounts outstanding under the notes by giving written notice to the Company and thereby requiring that the Company immediately pay up to an aggregate of $3,361,500 in principal plus all accrued and unpaid interest.  If the holders of the notes were to declare the notes due and payable, the Company presently does not have the ability to pay these notes.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)
NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

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

The Company has $1,330,000 in principal of its 10% Unsecured Convertible Promissory Notes outstanding that are maturing on September 1, 2012.  The Company intends to negotiate extensions of these notes until March 31, 2013.  If the Company is unable to negotiate extensions of these notes, the Company does not expect to be able to pay these obligations as they come due.  If the Company does not successfully renegotiate the debt and it is unable to pay the debt when it comes due, the Company will be in default on this debt.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories consist mainly of raw materials and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis.  Recorded inventories at June 30, 2012 do not include approximately $1,401,600 of batteries and other items held on consignment from Seven One Battery Company, an affiliate of the Company’s Chairman of the Board. (See Note 9.)

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

During the years ended December 31, 2011 and December 31, 2010, the Company determined that there were no indicators of impairment of its recorded goodwill.  During the year ended December 31, 2011, the Company determined that the value of its intangible asset related to the Distribution Agreement was impaired (See Note 9 for a description of the Distribution Agreement). Accordingly, the Company recorded an impairment loss of $935,583 that for the unamortized value of the Distribution Agreement as of December 31, 2011.  There were no indicators of further impairments as of June 30, 2012.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period.  Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive.  Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  For the six months ended June 30, 2012 and year ended December 31, 2011, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share (continued)

The following table summarizes the weighted average shares and common stock equivalents outstanding as of June 30, 2012 and December 31, 2011:
	June 30, 2012	December 31, 2011
Weighted average shares outstanding	36,266,530	35,525,621
Common stock equivalents:
Options exercisable into common shares	—	1,416,695
Warrants exercisable into common shares	12,078,160	13,256,220
Notes payable convertible into common shares	6,814,583	3,900,758
Total, common stock equivalents	18,892,743	18,573,673

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$—	$—	$1,258,226	$1,258,226

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Monte Carlo simulation model using the Black Scholes Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

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

For the six months ended June 30, 2012, 54.98% of total revenues were from one customer.  For the three months ended June 30, 2012, 66.25 % of total revenues were from one customer.   For the six months ended June 30, 2011, 39% of total revenues were from one customer.  For the three months ended June 30, 2011, 48% of total revenue were from one customer.  At June 30, 2012, 64.79% of accounts receivable were from one customer while 13.70% of accounts receivable were from another customer.

At December 31, 2011, 30% of accounts receivable were from one trade customer.

For the six months ended June 30, 2012, 58.32% of costs of revenue were to one vendor.  For the six months ended June 30, 2011, 32% of costs of revenue were to one vendor.  For the three months ended June 30, 21012, 64.69% of costs of revenue were to one vendor.  For the three months ended June 30, 2011, 37% of costs of revenue were to one vendor.

At June 30, 2012, accounts payable to the largest vendor represented 30.33% of total accounts payable balances. Accounts payable to other two largest vendors represented 21.82% and 11.50% respectively, of total accounts payable at June 30, 2012. At December 31, 2011, accounts payable to the largest vendor represented 30% of total accounts payable balances. Accounts payable to other two largest vendors represented 26% and 9%, respectively, of total accounts payable at December 31, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012. The updated guidance affects the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-05 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company adopted ASU 2011-08 effective January 1, 2012.  The adoption of this new accounting guidance will not have a significant effect on the Company’s goodwill impairment assessments in the future.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this standard to have a material impact on its results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	June 30 2012 (Unaudited)	December 31, 2011
Computer equipment and software	$121,680	$121,680
Office furniture	35,300	35,300
Equipment	35,941	35,941
Leasehold improvements	21,711	21,711
Total property and equipment, cost	214,632	214,632
Less: accumulated depreciation and amortization	(172,017)	(155,703)
Property and equipment, net	$42,615	$58,929

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2012 and 2011 was $16,314 and $314,044, respectively.

NOTE 3 – LOAN PAYABLE – BRIDGE BANK

On February 25, 2009, the Company executed a Business Financing Agreement, dated February 18, 2009, with Bridge Bank, National Association (the “Lender”) (the “Initial Agreement”).  The Initial Agreement has been amended by Business Financing Modification Agreements dated effective February 26, 2009 and August 4, 2009, respectively (the “Modification Agreements,” and together with the Initial Agreement the “Credit Agreement”).  The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000 (the “Credit Facility”).  At June 30, 2012, there was $36,250 outstanding under the terms of the Credit Facility which was overdrawn by $8,157 as of that date. The Company subsequently paid this over-drawn amount of $8,157 to the Lender. At December 31, 2011, $233,231 was outstanding and $66,601 was available under the terms of the Credit Facility.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

NOTE 3 – LOAN PAYABLE – BRIDGE BANK (continued)

The Credit Facility is formula-based and generally provides that the outstanding borrowings may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made.  The Credit Facility is secured by a continuing first priority security interest in all the Company’s personal property (subject to customary exceptions).  Interest on the Credit Facility is payable monthly, at the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum (6% at June 30, 2012).  The Credit Agreement may be terminated at any time by either party to the Credit Agreement.

NOTE 4 – ADVANCES FROM SHAREHOLDERS

The amount of $5,018 of advances from shareholders was advanced to the Company by its President, Mr. Balwinder Samra, and is payable to Mr. Samra.  This amount due to Mr. Samra, a related party, is unsecured, non-interest bearing, and does not have defined terms of repayment.

As of December 31, 2011, Mr. Winston Chung, the Company’s Chairman of the Board, had advanced $500,000 to the Company.  The advance received were non-interest bearing, and with no other defined terms.  As of December 31, 2011, Mr. Chung also held warrants to acquire 7,812,500 shares of the Company’s common stock at an exercise price of $0.64 per share.  The Warrants were vested and have a 5-year term or an expiration date on December 30, 2015.  Effective March 31, 2012, the Company, Mr. Chung and by Seven One Limited (“SOL”), a company related to the Chairman by common ownership, entered into an agreement whereby the exercise price of certain warrants held by SOL were reduced to $0.40 per share.  SOL then elected to exercise warrants to acquire 1,250,000 shares of common stock at a price of $0.40 and the Company issued 1,250,000 shares of its common stock to SOL, in consideration of the exercise of warrants at an exercise price of $0.40 upon the conversion of $500,000 of the cancelation of the amount owed to Mr. Chung as an advance in 2011.  Due to the modification of the exercise price, the Company recognized a cost to induce conversion of $225,000 relating to the additional 468,750 shares that would have been issued under the original $0.64 per share conversion feature.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

NOTE 5 –CONVERTIBLE PROMISSORY NOTES

Convertible notes payable consist of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012 (Unaudited)	December 31, 2011
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012, and currently in default (1)	$25,000	$916,500
Subordinated secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (1)	$891,500	$—
Subordinated secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (2)	$340,000	$—
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (3)	$1,330,000	$1,330,000
Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (4)	$775,000	$775,000
Convertible notes payable	3,361,500	3,021,500
Less: note discount	(995,720)	(724,840)
Convertible notes payable, net of note discount	$2,365,780	$2,296,660
Less: current portion of subordinated unsecured notes	(2,365,780)	(1,483,168)
Convertible notes payable, net of note discount and current portion	$—	$813,492

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

 BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

NOTE 5 –CONVERTIBLE PROMISSORY NOTES (continued):

During the three months ended March 31, 2012, the Company negotiated Amendment and Exchange Agreements with holders of $891,500 of its $916,500 of 10% unsecured notes payable that matured on March 31, 2012.  The terms of the Amendment and Exchange Agreements provide that the maturity date of these notes (the “Amended Notes”) is extended until March 31, 2013, the Amended Notes continue to pay quarterly interest at the rate of 10% and are subject to a security agreement. The Amendment and Exchange Agreements also provide that the Amended Notes are convertible into common stock of the Company at a price of $0.40 per share, subject to adjustment for a weighted average anti-dilution provision. In connection with the issuance of the Amended Notes, the Company issued three-year warrants to purchase up to 975,000 shares of common stock at an exercise price per share of $0.40.

A holder of $25,000 in principal of the Company’s 10% Unsecured Convertible Promissory Notes issued between March 25, 2009 and June 19, 2009 did not accept the Company’s offer under the Amendment and Exchange Agreements to exchange this note for an Amended Note that matures on March 31, 2013. As such, this 10% Unsecured Convertible Promissory Note matured on March 31, 2012 and is in default due to non-payment of the note by the Company.

The Amended Notes are due on March 31, 2013 (the “Maturity Date”). The Amended Notes are secured under the terms of a security agreement granting the holders of the Amended Notes a security interest in all of the Company’s personal property subject to the interests of the holders of Senior Indebtedness (as defined in the Amended Notes).  The security interest granted is subordinate to existing bank financing and the 10% Senior Secured Convertible Debentures that currently have a principal balance due of $775,000.

Each of the agreements governing the Amended Notes and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the Amended Notes or exercise price of the warrants issued with the Amended Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Amended Notes and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events.  As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as derivative liabilities upon issuance.  The Company determined the aggregate initial fair value of the warrants issued to investors to be $316,876 and the initial fair value of the embedded beneficial conversion feature of the Amended Notes to be $512,613  (an aggregate amount of $829,489).  These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model.  As such, the Company recorded an $829,489 valuation discount upon issuance of the notes and warrants. The Company is amortizing this valuation discount to interest expense over the life of the notes.  As of June 30, 2012, the unamortized balance of the note discount was $622,072.

(2)
On May 18, 2012, the Company entered into Agreements with 3 accredited investors for a sale by the Company of an aggregate of $340,000 10% Secured Subordinated Convertible Promissory Notes (the “May 2012 Notes”) which are convertible into an aggregate of  850,000 shares of the Company’s common stock at a conversion price of $0.40 per share of common stock, subject to adjustment.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

NOTE 5 –CONVERTIBLE PROMISSORY NOTES (continued):

The notes are due on March 31, 2013 and are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes).  The notes pay quarterly interest at the rate of 10% and are subject to a security agreement that secures the Notes by the Company’s assets. The security agreement is subordinate to existing bank financing and the Debentures (as defined below) that currently have a principle balance due of $775,000 and the Amended Notes that currently have a balance due of $891,500.  Additionally, the Company issued three-year warrants to purchase an aggregate of 340,000 shares of the Company’s common stock at an exercise price of $0.40 per share, subject to adjustment.

The conversion price of the May 2012 Notes are subject to full ratchet anti-dilution provisions and also subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  Each of the agreements governing the May 2012 Notes include an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the May 2012 Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the May 2012 Notes are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events.  As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of the conversion feature of the notes as derivative liabilities upon issuance.

The Company determined the aggregate fair value of the warrants issued to investors to be $109,140 and the initial fair value of the embedded beneficial conversion feature of the May 2012 Notes to be $136,850 (an aggregate amount of $245,990).  These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model.  As such, the Company recorded a $245,990 valuation discount upon issuance of the notes and warrants. The Company is amortizing this valuation discount to interest expense over the life of the notes.  As of June 30, 2012, the unamortized balance of the note discount was $184,999.

(3)
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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

NOTE 5 –CONVERTIBLE PROMISSORY NOTES (continued):

The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  During the year ended December 31, 2011, $153,750 of the principal of the notes was converted into 204,998 shares of the Company’s common stock.  As of June 30, 2012 and December 31, 2011, $1,330,000 in principal was outstanding under these notes.  The notes are due on September 1, 2012.

The Company determined that the relative fair value of the warrants upon issuance was $731,710.  The relative fair value was determined using the methodology prescribed by current accounting guidance.  The Company determined the fair value of the beneficial conversion feature was approximately $768,290. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield.  The relative value of the warrants of $731,710 and the beneficial conversion feature of $768,290 was recorded by the Company as a loan discount of $1,500,000, which the Company is amortizing to interest expense over the life of the notes.  As of June 30, 2012 and December 31, 2011, the unamortized balance of the note discount was $93,634 and $362,645, respectively.

(4)
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

During the year ended December 31, 2011, $75,000 of the principal of the Debentures was converted into 117,186 shares of the Company’s common stock.  As of June 30, 2012 and December 31, 2011, $775,000 in principal was outstanding under these Debentures.  Under the adjustment provisions of the Debentures and warrants, the conversion price of the Debentures and the exercise price of the warrants has been reduced to $0.40 in connection with various dilutive issuances made during March 2012 and May 2012.

The Debentures are due on September 30, 2012, or at the Company’s sole discretion, on March 31, 2013 (the “Maturity Date”) or such date as this Debenture is required or permitted to be repaid as provided in the agreement.  The Debentures are secured under the terms of a security agreement granting the holders of the Debentures a security interest in all of the Company’s personal property.  Each of the agreements governing the Debentures and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion price or exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Debentures and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

NOTE 5 –CONVERTIBLE PROMISSORY NOTES (continued):

As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

The Company determined the aggregate fair value of the warrants issued to investors and its placement agent to be $511,399 and the initial fair value of the embedded beneficial conversion feature of the Debentures to be $504,440 (an aggregate amount of $1,015,839).  These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model.  In accordance with current accounting guidelines, the excess of $165,839 of derivative liability created over the face amount of the Debentures was considered to be a cost of the private placement.  In addition, the Company also incurred another $193,500 of closing costs (consisting of $93,500 of placement agent fees and $100,000 of legal fees directly related to the offering).  As such, the Company recorded an $850,000 valuation discount upon issuance, and in 2010, recognized private placement costs of $358,339 for financial reporting purposes.  The aggregate fair value of the derivative liabilities as of June 30, 2012 and December 31, 2011 was $536,347 and $676,284, respectively. (See Note 6). As of June 30, 2012, the Company has amortized $754,986 of the valuation discount, and the remaining unamortized valuation discount of $95,014 as of June 30, 2012 has been offset against the face amount of the Debentures for financial statement purposes.

As of June 30, 2012, the total discount of $995,720 is offset against the balance of the notes and Debentures for financial statement presentation. During the six months ended June 30, 2012, amortization of loan discount was $804,539.

As of June 30, 2012, the Company has not paid $167,950 of the quarterly interest due on its convertible promissory notes in the following amounts:

Interest payments due on January 1, 2012	$19,375
Interest payments due on April 1, 2012	73,538
Interest payments due on July 1, 2012	75,038

Pursuant to the terms of the notes, the non-payment of interest by the Company constitutes an event of default and, as a result, the holders of the notes may accelerate payment of all amounts outstanding under the notes by giving written notice to the Company and thereby requiring that the Company immediately pay up to an aggregate of $3,361,500 in principal plus all accrued and unpaid interest.  If the holders of the notes were to declare the notes due and payable, the Company presently does not have the ability to pay these notes.

NOTE 6 – DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  As of June 30, 2012 the Company has two securities offerings that are subject to these provisions as follows:

The conversion feature of the Company’s Debentures, Amended Notes, related warrants, and May 2012 Notes (described in Note 5), do not have fixed settlement provisions because their conversion and exercise prices, respectively, will be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the Debentures, Amended Notes, and May 2012 Notes from the potential dilution associated with future financings.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

NOTE 6 – DERIVATIVE LIABILITY (continued)

In accordance with the FASB authoritative guidance, the conversion feature of the Debentures, the Amended Notes and the May 2012 Notes was separated from the host contract (i.e., the Debentures, Amended Notes and May 2012 Notes) and recognized as a derivative instrument.  Both the conversion feature of the Debentures, the Amended Notes, related warrants, and the May 2012 Notes have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using Monte Carlo simulation model with the following assumptions:

	June 30, 2012	At Date of Issuance	December 31, 2011
Conversion feature:
Risk-free interest rate	0.19%	0.19%	0.09%
Expected volatility	98.93%	98.14%	98.40%
Expected life (in years)	0.75 years	1.0 year	.75 years
Expected dividend yield	0	0	0
Warrants:
Risk-free interest rate	0.39% - 0.45%	0.51%	0.54%
Expected volatility	79.3%-87.0%	98.14%	105.30%
Expected life (in years)	2.75 – 3.25 years	3.0 years	3.75 years
Expected dividend yield	0	0	0
Fair Value:
Conversion feature	803,742	649,463	263,984
Warrants	454,484	316,816	412,300
	$1,258,226	$966,279	$676,284

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

As of June 30, 2012 and December 31, 2011, the aggregate derivative liability of the conversion feature and the warrants was $1,258,226 and $676,284, respectively.  For the six months ended June 30, 2012, the Company recorded a change in fair value of the derivative liabilities of $384,337.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

NOTE 7 – INCOME TAXES

At June 30, 2012, the Company had available federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $24,000,000 for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will be able to realize the tax benefit of the carryforwards.

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

Significant components of the Company’s deferred income tax assets are as follows:

	June 30, 2012 (Unaudited)	December 31, 2011
Deferred income tax asset:
Net operating loss carryforward	$9,700,000	$8,000,000
Valuation allowance	(9,700,000)	(8,000,000)
Net deferred income tax asset	$—	$—

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	June 30, 2012 (Unaudited)	December 31, 2011
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(5.8)%	(5.8)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

The Company adopted authoritative guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of June 30, 2012 and December 31, 2011, the Company does not have a liability for unrecognized tax benefits.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

NOTE 8 – SHAREHOLDERS’ EQUITY

Shares Issued Upon Exercise of Warrants

On March 31, 2012, the Company issued 1,250,000 shares of its common stock to SOL, an affiliate of the Company’s Chairman, in consideration of the exercise of warrants at an exercise price of $0.40 upon the conversion of $500,000 of an unsecured loan made by the Chairman to the Company during October 2011.

Stock Options
At June 30, 2012, options shares outstanding were as follows:	Shares	Weighted Average Exercise Price
Balance at January 1, 2012	1,416,695	$2.50
Granted	—	—
Exercised	—	—
Expired	(1,416,695)	$2.50
Balance at June 30, 2012	—	—

Warrants
At June 30, 2012, warrants shares outstanding were as follows:	Shares	Weighted Average Exercise Price
Balance at January 1, 2012	13,256,220	$0.82
Granted and Exchanged	9,127,500	$0.40
Exercised	(1,250,000)	$0.40
Exchanged	(7,812,500)	$1.50
Expired	(1,243,060)	$0.74
Balance at June 30, 2012	12,078,160	$0.54

During the three months ended March 31, 2012, the Company negotiated Amendment and Exchange Agreements with holders of $891,500 of the Company’s 10% Unsecured Convertible Notes that matured on March 31, 2012.  In connection with these Amendment and Exchange Agreements, the Company is issuing new warrants that will enable the warrant holders to purchase up to 975,000 shares of the Company’s common stock at an exercise price per share of $0.40. These warrants will have a contractual life of three years and expire on March 31, 2015.

Effective March 31, 2012, the Company’s Chairman exercised 1,250,000 underlying a warrant to purchase 7,812,500 shares held by Seven One Limited (“SOL”), a company related to the Chairman by common ownership. These warrants were previously exercisable at $0.64 per share, however, in consideration of the Chairman converting $500,000 of an outstanding unsecured loan into common stock, the Company agreed to re-price these warrants at an exercise price of $0.40.  The warrant representing the remaining shares will expire on the original expiration date of December 14, 2015. The total value of the adjustment of the exercise price of these warrants was $446,809 and was reflected as a cost to induce conversion during the six month period ended June 30, 2012.

On May 18, 2012, the Company entered into agreements with 3 accredited investors for a sale by the Company of an aggregate of $340,000 of the May 2012 Notes. In connection with these Notes, the Company is issuing new warrants that will enable the warrant holders to purchase up to 340,000 shares of the Company’s common stock at an exercise price per share of $0.40. These warrants will have a contractual life of three years and expire on March 31, 2015.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

Warrants (continued)

The following table summarizes information about stock warrants outstanding and exercisable as of June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.40	7,877,500	$0.40	2.8	7,877,500	$0.40
$0.50	1,782,660	$0.50	0.2	1,782,660	$0.50
$0.40	868,000	$0.40	3.2	868,000	$0.40
$0.64	1,500,000	$0.64	3.5	1,500,000	$0.64
$1.00	50,000	$1.00	1.3	50,000	$1.00
	12,078,160			12,078,160

As of June 30, 2012, the aggregate intrinsic value of the warrants outstanding and exercisable was $262,365.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, the Company had no sales to related parties. As of June 30, 2012, the Company had accounts receivable of $198,067 from related parties which is fully reserved.

As of June 30, 2012 and December 31, 2011, the Company had trade accounts payable to related parties of $564,770 and $330,840, respectively.  The related parties are suppliers of the Company related by common ownership to the Company’s Chairman.

On December 14, 2010, the Company entered into a Distribution Agreement with SOL (the “Distribution Agreement”).  Under the Distribution Agreement, SOL has granted the Company the right to distribute lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company (the “Products”) on an exclusive basis in the United States.  The Company’s Chairman of the Board, Winston Chung, is the chief executive officer of SOL.  In January 2011, based on the terms of the Distribution Agreement, the Company received battery units valued at $2,629,800 on a consignment basis.  As of June 30, 2012 and December 31, 2011, the Company held battery units valued at $1,401,600 and $1,915,200 respectively held on a consignment basis, which amounts are not included in recorded inventories.

During the six month periods ended June 30, 2012 and December 31,2011, battery cost were $513,600 and $113,680, respectively.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

NOTE 10 – INVENTORY HELD BY CUSTOMER

In November 2010, T&K Logistics, the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan, agreed to lease 10 of our Nautilus yard tractors for use at the assembly plant for a period of 36 months.  While we shipped five of our Nautilus XR E20s to T&K Logistics during the first six months of 2011, T&K Logistics has not accepted delivery of these units due to delays during the installation of charging systems into the tractors.  The Nautilus XR E20s that we shipped to T&K Logistics featured battery systems with double the battery energy and, therefore, double the range of our Nautilus XE20s.  Due to delays during the installation of charging systems into the tractors at T&K Logistics’ facility, we have delayed shipment of the remaining units to T&K Logistics until the tractors that have already been shipped are installed with charging systems and are accepted by T&K Logistics.  We will not begin to generate revenues under the leasing arrangement with T&K Logistics until T&K Logistics accepts the initially shipped.  As of the date of this report, all five units are operational and undergoing extended testing by the customer prior to final acceptance. We expect acceptance of the units during the fourth quarter of 2012, after which we will determine a revised shipment schedule for the remaining units. The cost of this inventory as of June 30, 2012 and December 31, 2011 is $739,000.

NOTE 11 – SUBSEQUENT EVENTS

Purchase and Representation Agreement

On July 9, 2012, the Company entered into a Purchase and Representation Agreement (the “Lego Agreement”) with Lego Battery Sales, LLC (“Lego”). The terms of the Lego Agreement call for the sale by the Company to Lego of 1,000 batteries (700 Ahr, Model #WBQ-LYP700AHA) for an aggregate sales price of $350,000.

The Lego Agreement further requires that the Company serve as Lego’s exclusive sales agent and representative to market and resell the batteries on behalf of Lego. The sales prices of the batteries must be at a minimum sales price of $490 per battery.  In consideration for its services as sales agent and representative, the Company shall earn a sales commission equal to the excess of the sales price of each battery above the minimum sale price.

The Lego Agreement is secured by a pledge of 2,450,000 shares of common stock owned individually by the Company’s president; Mr. Balwinder Samra. If the minimum consideration of $490,000 for the sale of the 1,000 batteries is not achieved, Lego may foreclose on these pledged shares. The term of the Lego Agreement is for six months and may be extended by mutual consent of the parties.

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

Business Overview

We are a developer and manufacturer of electric drive systems, charging systems and lithium battery systems for trucks, tractors, buses, industrial equipment and renewable energy storage devices.  We also design and assemble electric powered yard tractors, short haul drayage tractors and inner city trucks utilizing our proprietary drive systems, battery systems and charging systems.

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

A key element of our marketing strategy is to provide fully integrated propulsion and energy storage systems to vehicle manufacturers worldwide, allowing original equipment manufacturers, or OEMs, of commercial vehicles, such as trucks, tractors, and buses, to rapidly integrate our proprietary technologies into diversified vehicle platforms to address a growing global demand for commercial electric vehicles.  We also market energy storage systems comprised of lithium batteries, battery management and chargers to renewable energy storage system manufacturers that market completed systems to solar and industries. We are also engaged in the research and development of battery systems, charging systems and power inverters (which converts direct current voltage into a alternating current voltage) for use in energy storage devices to reduce peak loads in commercial applications such as in the telecommunications industry and in large commercial and industrial buildings.

We sell our electric drive systems, charging systems and battery systems to global OEMs of commercial vehicles and industrial equipment.  A key element of our sales strategy is to develop strategic partnerships with global OEM’s to jointly develop commercial electric vehicles incorporating our drive systems, charging systems and battery systems into localized chassis platforms that meet regional customer needs. We believe that this strategy allows us to market our proprietary technologies to global customers while reducing product development and integration time for our OEM partners.

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

As of the date of this report, our electric tractor product portfolio features three products in our Nautilus product line, the Nautilus XE20, a heavy-duty on-road electric tractor, the MX30, a heavy-duty electric short-haul tractor, and the Nautilus XR E20, a longer-range version of the Nautilus XE20.  We also offer a heavy-duty Class 7 and Class 8 electric truck, the Mule M100, a medium-duty electric truck.  The Mule M100 is  designed as zero emissions solutions to transport loads of 4 tons, and, depending on battery selection, can be configured to have a range of up to 150 miles on a single charge under unloaded conditions.

Recent Developments

Overview

During the year ended December 31, 2011 and through August 15,2012, a significant portion of our research and development efforts have been focused on the development of on-road heavy duty electric tractors, Model MX30, designed to transport 30 ton containers in short-haul (under 150 miles) applications. In addition, we have utilized significant resources during this period to develop 12 Volt to 48 Volt commercial off-grid energy storage products, designed to address energy storage applications for solar industry.  During 2012, we also received orders for three electric drive systems from a yard tractor manufacturer in Europe which is expected to be assembled and demonstrated during later part of this year.  During 2012, we began shipments of our next generation flux vector motor controllers, which incorporate the latest transistor technology that is commercially available and provide higher efficiency and more power than our existing flux vector motor controllers.  Our next generation flux vector motor controllers are designed to work seamlessly with induction motor or permanent magnet motor designs, allowing us the ability to develop drive systems for light-duty vehicles such as automobiles, pickup trucks and light-duty delivery vehicles.  Our efforts during 2011 also led to the development of power inverters, charging systems and battery systems capable of providing up to one Mega Watt, or MW, of power in peak load sharing applications in energy storage devices.

During 2011 our efforts focused on designing an electric drive system configuration that can be integrated into 14 to 30 passenger mini-buses in connection with an order from Winston Global Energy, or WGE, and an agreement with Ashok Leyland Ltd., integrating the electric drive systems we developed in connection with the WGE order and our agreement with Ashok Leyland into the mini-bus chassis specified by each of them, developing a medium-duty on-road electric truck, our Mule M100, and producing Nautilus XR E20s in connection with an agreement with T&K Logistics, Inc. and an agreement with the City of Los Angeles.  Our product engineering efforts during the first nine months of 2011 resulted in the development of an extended range yard tractor, our Nautilus XR E20, which is capable of operating over two shifts on a single charge in warehouse applications.  In addition, during the third quarter of 2011, we developed a drive system for a yard tractor to address the zero emissions tractor market in Europe.  During the third quarter of 2011, we also developed, tested and sold a Mule M100, a medium-duty inner city truck, configured for use as an electric 32 passenger shuttle bus.  Further, during the third quarter of 2011, we developed and sold a chassis that includes our drive system, battery system and charging system to be configured for use as a 40 foot passenger bus.

Significant Highlights

During 2012, we developed an on-road Class 8 short-haul electric tractor, our MX30, for port applications.  In June 2012 we successfully completed dynamometer testing on the MX30 with a maximum load of 30 tons on a 10% grade.  The dynamometer testing on the MX30 was conducted by an independent testing laboratory at a facility at the University of California in Riverside.  In August 2012 we began on-road testing the MX30 for short-haul applications at the Port of Los Angeles.  We anticipate that testing on the MX30 will continue for an additional six months and will demonstrate the viability of our MX30 as a full electric zero emissions heavy-duty on-road tractor in short-haul marine applications.

In the first quarter of 2012 we completed testing our lithium powered electric yard tractor, Model XRE20, at a local Port of Los Angeles facility.  During the six month testing we demonstrated the ability of our Model XRE20 to perform daily operations at a local marine terminal for 12 hours on a single charge. Successful completion of the testing resulted in us receiving a grant from the City of Los Angeles to convert six Model XE20 lead acid battery powered yard tractors previously delivered to the City of Los Angeles to lithium battery powered yard tractors, our model XRE20.  In June 2012 we delivered the six converted vehicles to the Port of Los Angeles.  We expect that these six vehicles will be deployed to additional marine terminals during 2012.  In addition, in April 2012, two of our model XE20 vehicles were deployed for testing to a local recycling plant for transporting outbound containers of recycled materials. We anticipate the testing will continue during remainder of 2012.

In June 2012, we launched our e-commerce website to market our complete line of lithium batteries and energy storage systems.  Over 10% of our revenue during the second quarter of 2012 was a result of online sales of batteries through our website.  Customers from online sales include electric vehicle manufacturers, solar storage companies, battery resellers, electric boat manufacturer and ground support equipment manufacturers.   We anticipate increased revenues from online sales during rest of the year.

Solar energy storage is one of the fastest growing markets in United States.  Applications vary from residential customers that need energy storage to reduce electricity rates during peak hours to small and medium size commercial customer requiring energy storage for backup power and peak load shaving applications.  Current customers in this market are using deep cycle 1000 Amp hour, or Ahr, capacity lead acid batteries.  Our strategic partnership with Seven One Limited provides us access to 1000 Ahr single cell capacity lithium iron phosphate batteries, which provide twice the life than comparative lead acid batteries.  Single cells with such large capacities allows low cost integration of lithium cells into energy storage systems that can directly compete with the lead acid batteries in price and performance.  As of the date of this report, we have released 12/24/48 Volt solar energy storage systems, which includes our battery management system and chargers in 1000 Ahr capacities under the brand name of HIQAP™ batteries. Our HIQAP™ energy storage batteries target the industrial lead acid battery market segment and are priced competitively to equivalent to lead acid battery system. We are marketing these batteries through our online stores and direct mail campaigns to solar system providers throughout the United States.

In January 2012, we received purchase orders for three drive systems from the second largest OEM of yard tractors located in Europe.  In May 2012, we completed delivery of one drive system for integration into a yard tractor chassis. As of the date of this report, our customer has started testing of the completed unit in Europe at a local marine terminal.  Currently two out of the three manufacturers of yard tractors in Europe utilize our electric drive systems to address zero emissions yard tractor market in Europe. We expect the demonstrations of electric tractors featuring our electric drive system to result in additional orders for our electric drive systems from OEMs in Europe during the remainder of 2012.

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

In November 2011, we completed the assembly of and delivered a one MW battery storage system, featuring our battery system, charging systems and battery management systems, to a local university for use as a peak load sharing device.  In May 2012, the system was placed in operation and delivers power around the clock to a building at a local university. In December 2011, we completed and delivered two additional drive and battery systems to Ashok Leyland, for use in development of inner city electric buses.  We also received additional orders for development and shipment of four drive and battery systems for medium duty electric trucks for use in inner city applications.

During 2011, one of our electric drive systems was integrated into a heavy-duty tow tractor jointly developed by us and Mol Industries, an OEM located in Europe.  As of the date of this report, the completed vehicle has successfully completed testing at a customer site.  During the second quarter of 2012, the heavy-duty tow tractors that feature our electric drive systems have been demonstrated to commercial and marine port terminals.  We expect the demonstrations of the Mol Industries tractor featuring our electric drive system to result in additional orders for our electric drive systems from OEMs in Europe during the remainder of 2012.

During 2011, we sold two Nautilus XR E20 yard tractors, one to a steel manufacturer and one to a military base.  We expect these Nautilus XR E20s to be used to transport trailers and containers at these facilities.  In addition to our Nautilus XR E20s, we also shipped our new charging systems to these customers, enabling our customers to use the Nautilus XR E20s during three shift operations.

During 2011, we developed, tested and sold a Mule M100, a heavy-duty truck, configured for use as an electric 32 passenger inner city shuttle bus.  During this period, we also delivered and sold one 40 foot passenger electric drive chassis and a charging system to a customer engaged in the development of next generation electric buses and passenger vehicles.  The chassis incorporates our drive system and battery system and will be configured by our customer for use as a 40 foot passenger bus.  In second quarter of 2012 our customer completed the 40 passenger bus and has demonstrated the bus to customers in transit and federal government agencies.  In May 2012 our customer received General Services Administration approval for the 40 foot zero emissions electric bus. We anticipate that the combination of GSA approval and the demonstration of electric bus to federal fleet users will result in additional orders during 2012.

During 2011, we also sold six battery storage systems to a customer in the telecommunications industry to demonstrate the fuel savings that result from the use of battery power on remote wireless towers.  As of the date of this report, the battery storage systems are operational and have demonstrated a significant reduction in fuel costs resulting from use of battery power during off-peak hours of operation of the wireless towers.  During first six months of 2012 we have provided over 10 additional battery systems to telecommunication customers. Over 80% of the new sales were to customers that had previously purchased and tested our battery systems in telecommunications applications. Our telecommunications battery systems were delivered to customers in Australia, South Africa, Nigeria, India and Bangladesh.  We anticipate successful demonstration of our lithium battery storage systems will result in additional sales during remaining 2012.

We consider China to be the largest growth market for our heavy duty electric drive systems, buses and trucks. In the second quarter of 2012, we added additional sales staff to promote sales of our electric drive systems to China based OEMs of buses and trucks. We are also in negotiations with three local OEMs to develop strategic partnerships to enter the growing China market.

Significant Customers and Strategic Partnerships

In January 2011, we entered into an agreement with WGE, an affiliate of our Chairman of the Board headquartered in Shenzhen China, under which WGE agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.  The electric drive systems are to be integrated into 14 to 30 passenger mini-buses and must be delivered by no later than July 25, 2012.   During the second and third quarters of 2011, we spent significant efforts towards developing a medium-duty electric drive system that would seamlessly integrate into a 14 passenger mini-bus chassis specified by WGE.  As of the date of this report, we have delivered one electric drive system under the WGE purchase order and are working with WGE to ensure that it can be integrated into the mini-bus chassis specified by WGE.  We have initiated design integration of our components into local chassis with the support of a local bus body manufacturer. We believe that the support of the local bus manufacturer will assist us in overcoming integration setbacks.  We expect to begin integration and initial testing of the 14 passenger mini-bus that incorporates our medium-duty electric drive system during the remainder of 2012 and upon successful completion of testing determine schedule for delivery of rest of the drive systems during 2013.

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

During the year ended December 31, 2010, we delivered electric drive systems and lithium battery systems to Ashok Leyland, a large manufacturer of trucks and buses based in India, to be installed into intercity hybrid buses to be used for demonstration purposes.  The intercity hybrid buses incorporating our electric drive systems and lithium battery systems underwent field tests for one year.  As a result of the successful demonstration and testing of these intercity hybrid buses, in April 2011 we entered into a Joint Development Agreement with Ashok Leyland under which we will work with Ashok Leyland to jointly develop and test six electric vehicles (comprised of buses and trucks) using Ashok Leyland’s glider chassis and our electric drive systems and lithium battery systems.  As of the date of this report, Ashok Leyland has completed integration of two buses and we expect the buses to be operational during the fourth quarter of 2012.  In addition we have also delivered two electric drive systems and battery systems for integration into inner city delivery trucks.  Subject to the six prototypes being delivered and meeting established performance and cost targets and/or Ashok Leyland obtaining firm requirements from its customers, Ashok Leyland has agreed to purchase a minimum of 14 additional drive systems from us for sale to its customers.  As of the date of this report, we have delivered four of the six prototypes.

In November 2010, T&K Logistics, the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan, agreed to lease 10 of our Nautilus yard tractors for use at the assembly plant for a period of 36 months.  While we shipped five of our Nautilus XR E20s to T&K Logistics during the first six months of 2011, T&K Logistics has not accepted delivery of these units due to delays during the installation of charging systems into the tractors.  The Nautilus XR E20s that we shipped to T&K Logistics featured battery systems with double the battery energy and, therefore, double the range of our Nautilus XE20s.  Due to delays during the installation of charging systems into the tractors at T&K Logistics’ facility, we have delayed shipment of the remaining units to T&K Logistics until the tractors that have already been shipped are installed with charging systems and are accepted by T&K Logistics.  We will not begin to generate revenues under the leasing arrangement with T&K Logistics until T&K Logistics accepts the initially shipped.  As of the date of this report, all five units are operational and undergoing extended testing by the customer prior to final acceptance. We expect acceptance of the units during the fourth quarter of 2012, after which we will determine a revised shipment schedule for the remaining units. The cost of this inventory as of June 30, 2012 and December 31, 2011 is $739,000.

Distribution Agreement

In December 2010, we entered into a three year distribution agreement, or Distribution Agreement, with Seven One Limited, or SOL, under which we were appointed as the exclusive authorized distributor in the United States for the promotion, marketing and sale of lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company.  On December 31, 2011, batteries with a value of $1,915,200 were held on consignment.  During the first half of 2012 we sold batteries for an aggregate cost basis of $513,600.  As of June 30, 2012, batteries with a value of $1,401,600 were held on consignment.  During the first half of 2011 we sold batteries for an aggregate a cost basis of $113,600.  As of June 30, 2011, batteries with a value of $2,487,000 were held on consignment.

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

Impairment of Long-Lived Assets

The FASB, has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured.  Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there were no indicators of impairment of our long lived assets at June 30, 2012 or December 31, 2011.

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

Financial Condition and Results of Operations

Our total revenues increased by $453,379, or 91%, to $953,199 for the three months ended June  30, 2012 as compared to $499,820 for the of the three months ended June 30, 2011.  The increase in revenues was as a result of the introduction of our new products and drive system, battery system and charging system technologies that we developed during 2011.  Gross profits during the three months ended June 30, 2012 was $ 184,288, an increase of $44,535, or 32%, from the same period in 2011.  This increase is primarily due to the $630,000 revenues realized during June 2012 for the upgrade of six trucks previously delivered to the City of Los Angeles from lead acid batteries to lithium ion batteries.

We reported a net loss of $831,850 for the three months ended June 30, 2012 as compared to a net loss of $1,138,587 for the three months ended June 30, 2011.  Net loss as a percentage of sales during the three months ended June 30, 2012 was 87%, as compared to net loss as a percentage of sales of 228% during the three months ended June 30, 2011.  The decrease in losses during the three months ended June 30, 2012, is primarily attributable to the increase in revenues and gross margin, and decreases in general and administrative expenses, research and development costs, offset by an increase in interest expense. A $396,749 gain in the fair value of the derivative liability was realized during the three months ended June 30, 2012, while a $464,847 gain in the fair value of the derivative liability was realized during the three months ended June 30, 2011.

Our product mix during the first six months of 2012 varied from our product mix during the first six months of 2011.  During the first six months of 2012, revenues from upgrading vehicles previously delivered to the Port of Los Angeles accounted for 55% of our revenues, sales of batteries and battery systems were 26% of revenues, and sales of our electric drive systems accounted for 19% of revenues.  During the first six months of 2011, sales of drive systems represented 68% of total sales, sales battery systems accounted for 18% of our sales, sales of vehicles accounted for 6% of our sales and consulting revenues represented 8% of total sales and revenues.

In December 2010, we raised $5,000,000 in connection with a private placement of common stock and warrants.  On May 18, 2012, we raised $340,000 in connection with a private placement of 10% secured subordinated convertible notes and warrants.

Our lack of significant revenues during the first six months of 2012 is a direct result of a lack of capital, lack of new sales, and the length and complexity of our product development process.  Typically, we experience a significant time lag between receiving an order for our electric drive systems or battery systems and recognizing revenue in connection with the order due to the development time required to integrate our technologies into new vehicle platforms specified by our customers.  For example, while our electric drive systems and battery systems can be integrated into a multitude of product platforms, often times a substantial amount of time is needed to make design modifications to our product to ensure its integration into each new vehicle platform.  In most cases new designs require sourcing of raw materials contributing further to the already lengthy production time.  In the case of a new customer or a new product platform, it is customary in our business to complete and deliver a single unit prior to producing the entire order.  Once the initial product is delivered, installed and accepted by our customer, we begin production on the remaining order based on production delivery dates agreed upon with our customer.

While 55% of our revenues during the first six months of 2012 were derived as a result of our production efforts that were focused on the upgrade of six trucks previously delivered to the City of Los Angeles for use at the Port of Los Angeles from lead acid batteries to lithium ion batteries, 34% of our revenues during the period were derived from the delivery of battery systems and electric drive systems to our OEM customers in the United States, Asia and Europe.  The drive systems were customized for vehicle configurations to be used in both on-road and off-road applications. We anticipate that the delivery of these drive systems will result in additional orders from our OEM partners in the future.  In the short term, the Company is focused on continuing to sell battery systems to decrease the consigned inventory of batteries it holds and generate immediate cash.

As of June 30, 2012, we had a working capital deficiency of $6,223,418; an accumulated deficit of $5,260,904 and reported a net loss for the six months ended June 30, 2012 of $2,499,113.  Our plans for correcting these deficiencies include the future sales of our products and the raising of capital, which we expect will help provide us with the liquidity necessary to meet operating expenses.  Over the longer-term, we plan to achieve profitability through the sale of our drive systems, electric vehicles, battery systems and other products.

Although approximately $15.9 million of our current backlog of approximately $17.3 million is attributable to our outstanding purchase order for 300 of our electric drive systems from WGE, we believe that our customer base will expand during the remainder of 2012. During 2012, we expect our sales to grow in markets such as China, India, and Europe.  We are optimistic that the demonstration of electric buses utilizing our technologies for Ashok Leyland during 2010 will result in additional sales in Asia.  We are also optimistic that the demonstration of a heavy-duty tow tractor that features our electric drive system for Mol Industries will result in additional sales Europe.  In addition, we believe that the integration of our drive systems into medium-duty on-road commercial vehicles will result in increased sales in the United States in 2012.  Our OEM partners in domestic and international markets have experienced increased sales activity for their products, which we expect will result in increased sales for our electric drive systems and battery systems. As a result of launching online sales of our battery systems, we expect that sales of our battery systems will continue to grow during the remainder of 2012.

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

•	The last two columns in each table show the results for each period as a percentage of net revenues.

Second Quarter of 2012 Compared to the Second Quarter of 2011

	Three Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended June 30,
	2012 (Unaudited)	2011 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2012	2011
Net revenues	$953,199	$499,820	$453,379	$90.7%	100%	100%
Cost of revenues	768,911	360,067	(408,844)	(113.5)%	81%	72%
Gross profit	184,288	139,753	44,535	31.9%	19%	28%
General and administrative expenses	735,776	1,057,877	322,101	30.4%	77%	212%
Research and development	75,064	143,613	68,549	47.7%	8%	29%
Depreciation and amortization	8,157	147,776	139,619	94.5%	1%	30%
Change in derivative liability	396,749	464,847	(68,098)	(14.6)%	42%	93%
Interest expense	(593,890)	(393,921)	(199,969)	(50.8)%	(62)%	(79)%
Net loss	$(831,850)	$(1,138,588)	$(306,738)	$26.9%	(87)%	(228)%

Net Revenues. The increase in our revenues during the second quarter of 2012 is due $630,000 of revenues realized in June 2012 from the upgrade of six trucks previously delivered to the City of Los Angeles from lead acid batteries to lithium ion batteries and an increase in sales of our electric drive systems. The percentage of our revenues generated from the shipment of drive systems for integration into medium sized buses and a heavy-duty tractors was increased 84% during the second quarter of 2012 as compared to a lower 77% during the second quarter of 2012.  Based on our current backlog and capital resources, we expect that our revenues will increase over the second half of 2012.  We expect that sales of our batteries and battery systems will represent approximately 40% of net revenues during 2012.

Gross Profit.  During the second quarter of 2012, we generated a gross profit, as a percentage of net revenues, of 19% as compared to 28% for the second quarter of 2011. This decrease in gross profit margin is attributable to higher margins on the sales of drive systems and battery systems during 2011 as compared to lower profit margins from the upgrade of electric vehicles during the second quarter of 2012. Based on current cost data for the products in our backlog we expect to ship during the remainder of 2012, we anticipate that our gross profit margin will be approximately 18% of net revenues for 2012.

General and Administrative Expenses.  The decrease in general and administrative expenses is comprised of an decrease in unapplied overhead of $181,766, a decrease in marketing expenses of $108,062, a decrease in legal, consulting and professional fees of  $22,681, an increase in salaries and wages of $81,161, and a net decrease of $91,407 of other general and administrative expenses.  While our general and administrative expenses are expected to increase over the near term, these expenses as a percentage of net revenues are expected to decrease as we increase our net revenues.  We expect that over the near term, our general and administrative expenses will increase as a result of expenses related to increased management personnel, additional administrative and sales personnel, and additional employees associated with the anticipated ramp up in our business and sales.

Research and Development Expenses. The decrease in research and development expenses is comprised largely of decreases in salaries and wages of personnel employed in the research and development group.  We expect our research and development expenses to remain constant for the remainder of the year as we strive to manage expenses to achieve profitability.

Depreciation and Amortization. The decrease in depreciation and amortization is due largely to the amortization of the battery distribution agreement that occurred during the second quarter of 2011. Since the battery distribution agreement was impaired during the year ended December 31, 2011, no comparable amortization expense was incurred in 2012.

Change in Fair Value of Derivative Liability. At June 30, 2012, the fair value of our derivatives decreased by $396,749 resulting in a gain on the change in fair value of the derivative liability.  During the quarter ended June 30, 2011, a gain of $464,647 was realized on the change in the fair value of the derivative liability. These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model.

Interest Expense. The $199,969 increase in interest expense is attributable to interest on convertible notes and the amortization of the related beneficial conversion feature of the convertible notes.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

	Six Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Six Months Ended June 30,
	2012 (Unaudited)	2011 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2012	2011
Net revenues	$1,148,198	$615,606	$532,592	86.5%	100%	100%
Cost of revenues	856,743	408,940	447,803	109.5%	90%	82%
Gross profit	291,455	206,666	84,789	41.0%	10%	18%
General and administrative expenses	1,350,746	2,176,445	825,699	37.9%	118%	354%
Research and development	144,269	293,724	149,455	50.9%	13%	48%
Depreciation and amortization	16,314	314,044	297,730	94.8%	1%	51%
Change in derivative liability	384,337	(98,258)	482,595	491.2%	33%	(16)%
Cost to induce exercise of warrants	(671,809)	—	(671,809)	100.0%	(59)%	0%
Interest expense	(991,767)	(996,307)	4,540	(0.5)%	(86)%	(162)%
Net loss	$(2,499,113)	$(3,672,112)	$1,172,999	31.9%	(218)%	(597)%

Net Revenues.   The improvement in our financial performance during the first six months of 2012 as compared to the same period in 2011 is largely due increased sales and reduced operating expenses. Our product mix has also changed.  During the first six months of 2012, approximately 55% of our revenues were generated from the upgrade of six electric trucks previously delivered to the City of Los Angeles from lead acid batteries to lithium ion batteries while sales of drive systems and battery systems accounted for approximately 45% of our revenues. During the first six months of 2011, approximately 75% of our revenues were generated from the sale of drive systems and battery systems with vehicle sales accounting for 5% of our revenues. During the first six months of 2011, we also generated $48,450 in revenues from engineering services.

Gross Profit.  During the six months of 2012 our gross profit margin of 19%. Lower margins when compared to first six months of 2011 are mainly attributable to lower margins resulting from sales of batteries.  During the first six months of 2011 our gross profit margin of 28% was derived from the sales of drive systems, batteries and battery systems and revenues from engineering services that were rendered at a minimal direct cost.

General and Administrative Expenses.  The decrease in general and administrative expenses is comprised of an decrease in unapplied overhead of $259,883, a decrease in marketing expenses of $345,501, a decrease in legal, consulting and professional fees of  $251,730, an increase in salaries and wages of $100,341, and a net decrease of $68,925 of other general and administrative expenses.

Research and Development Expenses. The decrease in research and development expenses is comprised largely of decreases in salaries and wages of personnel employed in the research and development group.

Depreciation and Amortization. The decrease in depreciation and amortization is due largely to the amortization of the battery distribution agreement that occurred during the quarter ended June 30, 2011. Since the battery distribution agreement was impaired during the year ended December 31, 2011, there is no comparable amortization expense in 2012.

Change in Fair Value of Derivative Liability. At June 30, 2012, the fair value of our derivatives decreased by $384,337 resulting in a gain on the change in fair value of the derivative liability.  During the quarter ended June 30, 2011, a loss of $98,258 was realized on the change in the fair value of the derivative liability. These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model.

Cost to Induce Exercise of Warrants.  Effective March 31, 2012, the Company’s Chairman applied $500,000 of an unsecured loan as the exercise price to exercise a warrant to purchase 1,250,000 shares of our common stock held by Seven One Limited. In consideration of the Chairman’s agreement to use the amount loaned to exercise the warrant held by Seven One Limited, we agreed to adjust the exercise price of certain of the warrants held by Seven One Limited from a price of $0.64 to $0.40.  The total value of the adjustment of the exercise price of these warrants was $671,809.

Interest Expense. The net decrease in interest expense is attributable to interest on convertible notes and the amortization of the related beneficial conversion feature on convertible notes payable. During the first six months of  2012, amortization of the beneficial conversion feature on the convertible notes payable was $804,539 while during the six months ended June 30, 2011, amortization of the beneficial conversion feature on the convertible notes payable was $822,739.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2012, we recorded a net loss of $831,850.  As of June 30, 2012, we had a working capital deficit of $6,223,418 and a shareholders’ deficiency of $5,260,904.  In addition, we are delinquent in payroll taxes of $63,548 and interest payments of $167,950.  Further, $1,330,000 of our convertible notes will be due on September 1, 2012 and unless we can renegotiate these debt obligations, we do not expect to be able to pay the obligations when they come do.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm, in its report on our 2011 financial statements, has raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.   We have been, and currently are, working towards identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict the our flexibility. At a minimum, we expect these covenants to include restrictions on its ability to pay dividends on its common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.   In addition, our senior secured convertible debentures issued between July and December 2010 contain covenants that include restrictions on our ability to pay dividends on its common stock.

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

During the six months ended June 30, 2012, we funded our operations from the proceeds from the issuance common stock upon the exercise of warrants by Seven One Limited, proceeds from the sale of our secured subordinated convertible notes and collection of accounts receivable.  In order to fund our operations, we also deferred payment of accounts payable, payroll taxes, and interest on secured and unsecured convertible notes payable.

As of June 30, 2012, we had a working capital deficiency of $6,223,418 as compared to working capital deficiency of $4,241,177 at December 31, 2011.  At June 30, 2012 and December 31, 2011 we had an accumulated deficiency of $24,894,218 and $22,395,105, respectively, and cash and cash equivalents of $300 and $32,663, respectively.  The decrease in our cash position is a result of a net decrease of $175,385 in cash flow from operations and $196,981 cash used to pay down the Bridge Bank loan, offset by $340,000 of proceeds from the issuance of our secured subordinated convertible notes in May of 2012.

During 2009, under the terms of the agreement with the City of Los Angeles, we requested and were issued an advance payment in the amount of $1,159,601 from the City of Los Angeles.  Our agreement with the City of Los Angeles terminated prior to delivery of all of the vehicles we were required to deliver under the agreement.  To the extent we cannot successfully negotiate an agreement with the City of Los Angeles that gives us additional time to deliver the remaining 10 vehicles and associated equipment to the City of Los Angeles under the same terms as the original agreement, we may have to return up to the entire $1,159,601 to the City of Los Angeles. During June 2012, we billed $630,000 to the City of Los Angeles to upgrade six of the electric trucks previously delivered to from lead acid batteries to lithium ion batteries. This billed amount was applied as a reduction of the advance payment leaving an unpaid balance of $529,601 on this advance. The Company presently does not have the funds to pay this advance if payment is requested by the City of Los Angeles.

Our available capital resources at June 30, 2012 consisted primarily of approximately $300 in cash and cash equivalents.  We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.  We expect that our new website and new marketing campaigns that target customers for high capacity lithium iron phosphate batteries will enable us to sell the $1,401,600 of consigned batteries and related inventories we hold.

Cash used by operating activities for the first six months of 2012 was $206,185 as compared to $4,156,454 of cash used in operating activities for first six months of 2011.  During the first six months of 2012, cash used by operating activities included a net loss of $2,499,113, depreciation and amortization of $16,314, amortization of note discount of $804,539, cost to induce conversion of warrants of $671,809, fair value of common shares transferred by a shareholder to settle debt of $33,100, change in fair value of derivative liability of $384,337, and net cash flows from operating assets and liabilities of $1,151,503.

Material changes in asset and liabilities at June 30, 2012 as compared to December 31, 2011 that affected these results include:

•	a decrease in accounts receivable of $36,311;
•	a decrease in inventory of $81,549;
•	an increase in payroll taxes payable of $203,439;
•	an increase in accounts payable of $881,326; and
•	a decrease in customer advances of $42,315.

Cash used in investing activities totaled none for the first six months of 2012 as compared to $30,409 of cash used in investing activities for the first six months of 2011.

Cash provided by financing activities totaled $143,019 for the first six months of 2012 as compared to $132,666 of cash provided by financing activities for the first six months of 2011.

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

Between July 2010 and December 2010, we raised an aggregate of $850,000 through the issuance of senior secured convertible debentures to 26 accredited investors.  The senior secured convertible debentures are secured by a security interest in all of our personal property (subject to customary exceptions) and were initially convertible into shares of our common stock at an initial conversion price of $0.75 per share (subject to adjustment).  In connection with this offering, we also issued five-year warrants to purchase an aggregate of 850,000 shares of our common stock at an initial exercise price of $0.75 per share (subject to adjustment).  Under the adjustment provisions of the senior secured convertible debentures and warrants, the conversion price of the senior secured convertible debentures and the exercise price of the warrants were reduced to $0.56 in connection with us issuing securities to raise capital during 2010 and 2011.  The terms of the senior secured convertible debentures include a restriction on our ability to pay dividends on our common stock.

In December 2010, we raised $5,000,000 through the issuance of 7,812,500 shares of our common stock and a five-year warrant to purchase up to 7,812,500 shares of our common stock at an exercise price of $0.64 per share.

During the year ended December 31, 2011, we raised $148,666 in connection with the issuance of 283,332 shares of our common stock upon the exercise of warrants.

Effective March 31, 2012, we converted $500,000 of an unsecured loan from our Chairman into the exercise price for the exercise of 1,250,000 warrants held by Seven One Limited at an exercise price of $0.40 per share.

Effective March 31, 2012, we entered into Amendment and Exchange Agreements with holders of $891,500 of our $916,500 of 10% unsecured notes payable that matured on March 31, 2012.  The terms of the Amendment and Exchange Agreements provide that the maturity date of these notes, or the Amended Notes, be extended until March 31, 2013, that the Amended Notes be secured under the terms of a security agreement and that the Amended Notes be convertible into shares of our common stock at an exercise price of $0.40 per share, subject to adjustment for a full ratchet anti-dilution. In connection with the issuance of the Amended Notes, we also issued three-year warrants to purchase up to 975,000 shares of common stock at an exercise price of $0.40. per share, subject to full-ratchet anti-dilution protection.

On May 18, 2012, we raised an aggregate of $340,000 through the issuance of 10% secured subordinated convertible notes and warrants to 3 accredited investors.  The secured subordinated convertible notes are secured by a security interest in all of our personal property (subject to customary exceptions and subordinated to certain senior indebtedness) and are convertible into shares of our common stock at an initial conversion price of $0.40 per share (subject to full ratchet anti dilution adjustment).  In connection with this offering, we also issued five-year warrants to purchase an aggregate of 340,000 shares of our common stock at an initial exercise price of $0.40 per share (subject to full ratchet anti dilution adjustment).

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association, or Bridge Bank Agreement.  The Bridge Bank Agreement, as amended to date, provides us with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000.The credit facility is formula-based and generally provides that the outstanding borrowings under the credit facility may not exceed an aggregate of 80% of eligible accounts receivable.  We must immediately pay any advance made under the credit facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance and (ii) the date on which the advance was made.  Interest on the credit facility is payable monthly.  As of June 30, 2012, there was $36,250 outstanding under the credit facility, eligible accounts receivable was $26,658 and there was no availability under the credit facility as the facility was overdrawn by $8,592.  We subsequently paid off the overdraft of $8,592. The interest rate is variable and is adjusted monthly based on the per annum prime rate as published by Bridge Bank plus two percentage points, subject to a minimum rate of 6.0% per annum.  In the event of a default and continuation of a default, Bridge Bank may accelerate the payment of the principal balance requiring us to pay the entire indebtedness outstanding on that date.  Upon the occurrence and during the continuation of an event of default, the interest rate applicable to the outstanding balance borrowed under the credit facility will be increased by five percentage points above the per annum interest rate that would otherwise be applicable.  The credit facility is secured by a continuing first priority security interest in all of our personal property (subject to customary exceptions).  The credit facility may be terminated at any time by either party.

During 2012, we expect to incur approximately $200,000 in research and development expenses. . We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment

We presently have 19 employees and expect to hire additional personnel to meet production demands of increased product sales.  Our present staff is sufficient to meet our current operational plan for the remainder of 2012.

Although we expect that the anticipated gross profit margin from the completion and delivery of the products in our backlog will provide us with additional liquidity and capital resources, we believe that we will need additional liquidity and capital resources through debt and/or equity financing to complete our entire existing and anticipated future product backlog. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at June 30, 2012, we had an accumulated deficiency of $5,260, and a working capital deficiency of $6,329,108.

During the three months ended March 31, 2012, we negotiated Amendment and Exchange Agreements with holders of $891,500 of our 10% unsecured convertible notes that matured on March 31, 2012.  In connection with these Amendment and Exchange Agreements, we issued new warrants that enable the warrant holders to purchase up to 975,000 shares of our common stock at an exercise price per share of $0.40. These warrants will have a contractual life of three years and expire on March 31, 2015.

As of June 30, 2012, we are delinquent on $203,439 of payroll taxes which may cause the Internal Revenue Service and State employment tax agencies to assess penalties or institute collection actions against us.  We are also in default on secured and unsecured convertible notes which have an aggregate outstanding principal amount of $3,361,500 as a result of our inability to pay $167,850 of accrued interest on these notes.  As a result, the holders of the convertible notes have the right to accelerate up to $3,529,350 of the outstanding principal and accrued and unpaid interest on these notes.  We are also in default on a unsecured convertible note in the principal amount of $25,000 that matured on March 31, 2012.  In addition, we have an aggregate of $1,330,000 of 10% unsecured convertible notes payable maturing on September 1, 2012.  While we intend on renegotiating these debt obligations but cannot assure you that we will be successful at renegotiating some or all of these obligations.  We are presently unable to pay our outstanding obligations due to our limited cash resources and cannot assure you that will have sufficient cash resources to pay our past due obligations, any obligations that we will be subject to if the holders of our notes accelerate the notes or our obligations that come due on September 1, 2012.

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

Backlog

As of August 15, 2012, we had a backlog of $17,260,656.  The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress.  Our backlog consists primarily of a $15.9 million order from WGE, an affiliate of our Chairman of the Board, for 300 electric drive systems.  Our backlog also includes an order for an aggregate of 26 flux vector motor controllers from customers engaged in manufacturing monorail systems, electric drive systems for yard tractors, battery systems for solar integrator and telecommunication towers, four additional electric drive systems to Ashok Leyland.  We believe that the majority of our current backlog will be shipped within the next 12 months.  However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012. The updated guidance affects our fair value disclosures, but will not affect our results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-05 effective January 1, 2012 and it did not affect our results of operations, financial condition or liquidity.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We adopted ASU 2011-08 effective January 1, 2012.  The adoption of this new accounting guidance will not have a significant effect on our goodwill impairment assessments in the future.

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  We do not expect adoption of this standard to have a material impact on its results of operations, financial condition, or liquidity.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2012 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the six months ended June 30, 2012, we recorded a net loss of $2,499,113.  As of that date, we had a working capital deficit of $6,223,418 and a shareholders’ deficiency of $5,260,904. Our capital requirements for the next 12 months will continue to be significant.  We have been, and currently are, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.   In addition, our senior secured convertible debentures contain covenants that include restrictions on our ability to pay dividends on our common stock.

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

Our significantly high debt levels will impact our business, operating results and financial condition.

We have an aggregate of $1,330,000 of 10% unsecured convertible notes payable maturing on September 1, 2012.  While we intend on renegotiating these debt obligations but cannot assure you that we will be successful at renegotiating some or all of these obligations.  We are presently unable to pay our outstanding obligations due to our limited cash resources and cannot assure you that will have sufficient cash resources to pay our past due obligations, any obligations that we will be subject to if the holders of our notes accelerate the notes or our obligations that come due on September 1, 2012.

We are in default on secured and unsecured convertible notes which have an aggregate outstanding principal amount of $3,361,500 as a result of our inability to pay $167,850 of accrued interest on these notes.  As a result, the holders of the convertible notes have the right to accelerate the outstanding principal and accrued and unpaid interest on these notes.  We are also in default on a unsecured convertible note in the principal amount of $25,000 that matured on March 31, 2012.

Our debt obligations may affect our business, operating results and financial condition in number of ways, including limiting our ability to obtain any future debt for financing working capital needs, capital expenditures, debt services; limiting our flexibility in implementing our business strategy and in planning for, or reacting to market changes in our business; placing us at a competitive disadvantage relative to any of our competitors who have lower levels of debt; subjecting us to the risk of being forced to refinance at higher interests; and requiring us to use substantial portion of our working capital to pay principal and interest on our debt obligations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2012, we entered into agreements with three accredited investors under which we sold an aggregate of $340,000 of our 10% Subordinated Secured Convertible Notes which were initially convertible into an aggregate of 850,000 shares of our common stock at a conversion price of $0.40 per share, subject to full ratchet anti-dilution adjustment.  The 10% Subordinated Secured Convertible Notes are secured by a security interest in all of our personal property (subject to customary exceptions), which security interest is subject to senior indebtedness (as defined in the notes).  Additionally, we issued to these investors five-year warrants to purchase an aggregate of 340,000 shares of our common stock at an exercise price of $0.40 per share, subject to full-ratchet anti-dilution adjustment.  The aggregate gross proceeds of $340,000 of the offering, less other offering expenses, were allocated to working capital.

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

ITEM 3. Defaults Upon Senior Securities

We are in default on certain of our secured and unsecured convertible notes having an aggregate outstanding principal amount of $3,361,500 as a result of our inability to pay $167,850 of accrued interest on these notes.  As a result, the holders of the convertible notes have the right to accelerate up to $3,529,350, representing the outstanding principal and accrued and unpaid interest on these notes.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Robert Miranda, resigned as our Chief Financial Officer effective as of August 16, 2012.

Our Chief Executive Officer, Balwinder Samra, was appointed by our Board of Directors as our Interim Chief Financial Officer effective upon Mr. Miranda’s resignation.  Mr. Samra was appointed as our President, Chief Executive Officer, and a director in connection with the consummation of the Merger Transaction and has served in such capacities since the Merger Transaction.  Mr. Samra served as Chairman of the Board from the consummation of the Merger Transaction until December 14, 2011 when Mr. Winston Chung was appointed as Chairman of the Board and Mr. Samra was appointed as Vice Chairman of the Board.   Mr. Samra was the President, Chief Executive Officer and Chairman of the Board of Balqon California from May 2005 to the closing of the Merger Transaction.  Prior to that, Mr. Samra was president and chief executive officer of EVI, a leading manufacturer of electric buses, trucks and trailers.  From 1991 to 2000, Mr. Samra was Corporate Vice President of Taylor-Dunn Manufacturing, a leading manufacturer of electric industrial vehicles and tow tractors.  At Taylor-Dunn, Mr. Samra was responsible for worldwide marketing, dealer sales and operations.  Mr. Samra’s experience as our President and Chief Executive Officer combined with over 20 years of previous experience in senior management positions at other companies within the electric vehicle industry gives him unique insights into our challenges, opportunities and operations. Mr. Samra’s extensive experience in the electric vehicle industry qualifies him to serve as a director of Balqon.  Mr. Samra holds a B.S. degree in Chemistry from Punjab University, India.

Item 2 of Part II of this Form 10-Q is incorporated herein by reference.

ITEM 6. Exhibits

Exhibit Number	Description
10.1	Form of Amendment and Exchange Agreements dated effective March 31, 2012(*)
10.2	Form of 10% Secured Subordinated Convertible Promissory Notes issued on April 30, 2012(*)
10.3	Form of Warrants to Purchase Common Stock issued on April 30, 2012(*)
10.4	Security Agreement, dated April 30, 2012, by and between the Registrant and Michaels Law Group, as Collateral Agent(*)
10.5	Form of 10% Secured Subordinated Convertible Promissory Notes issued on May 18, 2012(*)
10.6	Form of Warrants to Purchase Common Stock issued on May 18, 2012(*)
10.7	Security Agreement, dated May 18, 2012, by and between the Registrant and Matt Goldman, as Collateral Agent(*)
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(*)
101.INS	XBRL Instance Document. (**)
101.SCH	XBRL Schema Document. (**)
101.CAL	XBRL Calculation Linkbase Document. (**)
101.DEF	XBRL Definition Linkbase Document. (**)
101.LAB	XBRL Label Linkbase Document. (**)
101.PRE	XBRL Presentation Linkbase Document. (**)
_________________________
(*)           Filed herewith.
(**)         Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BALQON CORPORATION

Date August 20, 2012	By:	/s/ Balwinder Samra
Balwinder Samra
President and Chief Executive Officer (principal executive officer)

BALQON CORPORATION
EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
10.1	Form of Amendment and Exchange Agreements dated effective March 31, 2012
10.2	Form of 10% Secured Subordinated Convertible Promissory Notes issued on April 30, 2012
10.3	Form of Warrants to Purchase Common Stock issued on April 30, 2012
10.4	Security Agreement, dated April 30, 2012, by and between the Registrant and Michaels Law Group, as Collateral Agent
10.5	Form of 10% Secured Subordinated Convertible Promissory Notes issued on May 18, 2012
10.6	Form of Warrants to Purchase Common Stock issued on May 18, 2012
10.7	Security Agreement, dated May 18, 2012, by and between the Registrant and Matt Goldman, as Collateral Agent
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.