Form 10-Q
period 2012-09-30
BALQON CORP.
filed 2012-11-19
CIK 1169440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of November 15, 2012, was 36,891,530.

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

i

BALQON CORPORATION

QUARTERLY REPORT
ON

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I
FINANCIAL INFORMATION
ITEM 1.	Condensed Financial Statements	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	39
ITEM 4.	Controls and Procedures	39

PART II
OTHER INFORMATION
ITEM 1.	Legal Proceedings	40
ITEM 1A.	Risk Factors	40
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
ITEM 3.	Defaults Upon Senior Securities	41
ITEM 4.	Mine Safety Disclosures	41
ITEM 5.	Other Information	41
ITEM 6.	Exhibits	41

ii

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,581	$32,663
Accounts receivable, trade, net of allowance for doubtful accounts of $1,233 and $1,233, respectively	133,427	507,246
Accounts receivable, related entities, net of allowance for doubtful accounts of $198,067 and $178,484, respectively	–	302,082
Inventories	346,402	1,065,595
Prepaid expenses	55,447	55,010
Total current assets	540,957	1,962,596
Inventory held by customer pending lease	–	739,000
Property, plant & equipment, net	34,458	58,929
Other assets:
Deposits	14,400	14,400
Goodwill and Trade secrets, net of accumulated amortization of $186,965 and $186,965, respectively	166,500	166,500

Total assets	$756,315	$2,941,425

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Bank overdraft	$–	$11,785
Payroll taxes payable	253,738	–
Accounts payable and accrued expenses	2,265,156	1,546,059
Accounts payable to related parties	1,417,150	330,840
Customer deposits	755,098	1,417,388
Loan payable, Bridge Bank	–	233,231
Advances from shareholders	5,018	505,018
Derivative liability	2,716,835	676,284
Convertible promissory notes, net of discount	2,795,381	1,483,168
Total current liabilities	10,208,376	6,203,773

Convertible notes payable, net of discount	–	813,492

Shareholders’ Deficiency
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,891,530 and 35,641,530 shares issued and outstanding on September 30, 2012 and December 31, 2011, respectively	36,691	35,641
Additional paid in capital	19,596,423	18,283,624
Accumulated deficit	(29,085,375)	(22,395,105)
Total shareholders’ deficiency	(9,452,061)	(4,075,840)

Total liabilities and shareholders’ deficiency	$756,315	$2,941,425

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUES
Related Parties	$–	$348,118	$–	$651,072
Commercial customers	712,324	486,825	1,860,552	799,477
Total Revenue	712,324	834,943	1,860,552	1,450,549
COSTS OF REVENUES	939,026	729,430	1,795,769	1,138,370
GROSS PROFIT	(226,702)	105,513	64,753	312,179
OPERATING EXPENSES
General and administrative	615,460	709,827	1,966,206	2,886,272
Research and development	46,890	130,820	191,159	424,544
Depreciation and amortization	8,157	146,490	24,471	460,534
Total operating expenses	670,507	987,137	2,181,836	3,771,350
LOSS FROM OPERATIONS	(897,209)	(881,624)	(2,117,083)	(3,459,171)
Change in fair value of derivative liabilities	(1,458,609)	263,199	(1,074,272)	164,941
Impairment loss	(1,345,111)	–	(1,345,111)	–
Costs to induce exercise of warrants	–	–	(671,809)	–
Interest expense	(490,229)	(393,958)	(1,481,996)	(1,390,265)
NET LOSS	$(4,191,157)	$(1,012,383)	$(6,690,270)	$(4,684,495)
Net loss per share – basic and diluted	$(0.11)	$(0.03)	$(0.18)	$(0.13)
Weighted average shares outstanding, basic and diluted	36,891,531	35,628,762	36,266,530	35,486,984

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

	Common Stock, $0.001 Par Value		Additional Paid in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balances, December 31, 2011	35,641,530	$35,641	$18,283,624	$(22,395,105)	$(4,075,840)

Costs to induce exercise of warrants	–	–	671,809	–	671,809
Common stock issued upon conversion of shareholder loan	1,250,000	1,250	498,750	–	500,000
Fair value of warrants issued with convertible notes	–	–	109,140	–	109,140
Fair value of common stock transferred by shareholder to settle company debts	–		33,100	–	33,100
Net loss	–	–	–	(6,670,270)	(6,670,270)
Balances, September 30, 2012	36,891,530	$36,891	$19,596,423	$(29,085,375)	$(9,452,061)

 The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,690,270)	$(4,684,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,471	460,534
Fair value of common stock issued for services	–	23,250
Cost to induce conversion of warrants	671,809	–
Fair value of common stock transferred by shareholder	33,100	–
Change in fair value of derivative liability	1,345,111	(164,941)
Amortization of debt discount	1,234,140	1,133,738
Fair value of common stock contributed by shareholder to settle company debts	–	–
Changes in operating assets and liabilities:
Accounts receivable	675,901	(765,475)
Inventories	112,982	(972,250)
Prepaid expenses	(437)	(125,075)
Payroll Taxes payable	253,738	–
Accounts payable and accrued expenses	1,805,407	416,678
Customer advances	(662,980)	66,652
Net cash used in operating activities	(122,066)	(4,611,384)

Cash flows from investing activities:
Acquisition of property and equipment	–	(30,410)
Net cash used in investing activities	–	(30,410)

Cash flows from financing activities:
Bank overdraft	(11,785)	–
Proceeds from issuance of common stock upon exercise of warrants	–	148,665
Net proceeds from bank loan	–	299,941
Payment of loan payable to bank	(233,231)	–
Proceeds from issuance of common stock upon conversion of notes	500,000	–
Payments of notes payable, related parties	(500,000)	–
Proceeds from issuance of convertible notes	340,000	–
Net cash provided by financing activities	94,984	448,606

Decrease in cash and cash equivalents	(27,082)	(4,193,188)
Cash and Cash equivalents, beginning of period	32,663	4,407,273
Cash and Cash equivalents, end of period	$5,581	$214,085

Supplemental Cash Flow Information:
Income taxes paid	$–	$–
Interest paid	$47,913	$253,938

Supplemental non cash financing and investing activities:
Conversion of notes payable to common stock	$–	$297,250
Fair value of warrants issued in connection with exchange of notes payable	$109,140	$–

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

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

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2011 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2011 and 2010 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 16, 2012. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying condensed financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2012, the Company recorded a net loss of $6,690,270.  As of September 30, 2012, the Company had a working capital deficit of $9,667,419 and a shareholders’ deficiency of $9,452,061.  In addition, the Company has not paid $253,738 in payroll taxes and $242,987 of interest due on convertible notes payable. Pursuant to the terms of the notes, the non-payment of interest by the Company constitutes an event of default and, as a result, the holders of the notes may accelerate payment of all amounts outstanding under the notes by giving written notice to the Company and thereby requiring that the Company immediately pay up to an aggregate of $3,361,500 in principal plus all accrued and unpaid interest. If the holders of the notes were to declare the notes due and payable, the Company presently does not have the ability to pay these notes. In addition, as of September 2012, $2,006,500 of the notes are secured under the terms of a security agreement granting the holders of the notes a security interest in all of the Company’s personal property subject to the interests of the holders of senior indebtedness (as that term is defined in the notes).

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories consist mainly of raw materials and are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Recorded inventories at September 30, 2012 do not include approximately $574,900 of batteries and other items held on consignment from Seven One Battery Company, an affiliate of the Company’s Chairman of the Board. (See Note 9.)

The Company conducted an assessment and determined that approximately $606,111 of its inventory was impaired and $739,000 of the value of the electric vehicles held for lease was impaired (See Note 10). Accordingly, the Company recorded an impairment loss of $1,345,111 related to these impaired assets.

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

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes. For the nine months ended September 30, 2012 and year ended December 31, 2011, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share (continued)

The following table summarizes the weighted average shares and common stock equivalents outstanding as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Weighted average shares outstanding	36,266,530	35,525,621
Common stock equivalents:
Options exercisable into common shares	–	1,416,695
Warrants exercisable into common shares	10,295,500	13,256,220
Notes payable convertible into common shares	6,260,988	3,900,758
Total, common stock equivalents	15,386,750	18,573,673

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2012.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$2,716,835	$2,716,835

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

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

For the nine months ended September 30, 2012, 34% of total revenues were from one customer. For the three months ended September 30, 2012, 49 % of total revenues were from one customer.  For the nine months ended September 30, 2011, 24% of total revenues were from one customer.  For the three months ended September 30, 2011, 37% of total revenues were from one customer. At September 30, 2012, 40% of accounts receivable were from one customer while 11% of accounts receivable were from another customer. At December 31, 2011, 30% of accounts receivable were from one trade customer.

For the nine months ended September 30, 2012, 86% of costs of revenue were to one vendor. For the nine months ended September 30, 2011, 20% of costs of revenue were to one vendor. For the three months ended September 30, 2012, 97% of costs of revenue were to one vendor. For the three months ended September 30, 2011, 29% of costs of revenue were to one vendor.

At September 30, 2012, accounts payable to the largest vendor represented 52% of total accounts payable balances. Accounts payable to other two largest vendors represented 15% and 7% respectively, of total accounts payable at September 30, 2012. At December 31, 2011, accounts payable to the largest vendor represented 30% of total accounts payable balances. Accounts payable to other two largest vendors represented 26% and 9%, respectively, of total accounts payable at December 31, 2011.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2012 (Unaudited)	December 31, 2011
Computer equipment and software	$121,680	$121,680
Office furniture	35,300	35,300
Equipment	35,941	35,941
Leasehold improvements	21,711	21,711
Total property and equipment, cost	214,632	214,632
Less: accumulated depreciation and amortization	(180,173)	(155,703)
Property and equipment, net	$34,459	$58,929

Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2012 and 2011 was $24,471 and $460,534, respectively.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 3 – LOAN PAYABLE – BRIDGE BANK

On February 25, 2009, the Company executed a Business Financing Agreement, dated February 18, 2009, with Bridge Bank, National Association (the “Lender”) (the “Initial Agreement”). The Initial Agreement has been amended by Business Financing Modification Agreements dated effective February 26, 2009 and August 4, 2009, respectively (the “Modification Agreements,” and together with the Initial Agreement the “Credit Agreement”). The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000 (the “Credit Facility”). At September 30, 2012, there was no balance due under the terms of the Credit Agreement and 80% of eligible accounts receivable was available. At December 31, 2011, $233,231 was outstanding and $66,601 was available under the terms of the Credit Agreement.

The Credit Agreement is formula-based and generally provides that the outstanding borrowings may not exceed an aggregate of 80% of eligible accounts receivable. The Company must immediately pay any advance made under the Credit Agreement within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance or (ii) the date on which the advance was made. The Credit Agreement is secured by a continuing first priority security interest in all the Company’s personal property (subject to customary exceptions). Interest on the Credit Agreement is payable monthly, at the per annum prime rate as published by the Lender plus two percentage points, subject to a minimum rate of 6.0% per annum (6% at September 30, 2012). The Credit Agreement may be terminated at any time by either party to the Credit Agreement.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

Convertible notes payable consist of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)	December 31, 2011
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012, and currently in default (1)	$25,000	$916,500
Subordinated secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (2)	$891,500	$–
Subordinated secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (3)	$340,000	$–
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012, and currently in default (4)	$1,330,000	$1,330,000
Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (5)	$775,000	$775,000
Convertible notes payable	3,361,500	3,021,500
Less: note discount	(566,119)	(724,840)
Convertible notes payable, net of note discount	$2,795,381	$2,296,660
Less: current portion of subordinated unsecured notes	(2,795,381)	(1,483,168)
Convertible notes payable, net of note discount and current portion	$–	$813,492

(1)	A holder of $25,000 in principal of the Company’s 10% Unsecured Convertible Promissory Notes issued between March 25, 2009 and June 19, 2009 did not accept the Company’s offer under the Amendment and Exchange Agreements (see footnote 2 below) to exchange this note for an Amended Note that matures on March 31, 2013. As such, this 10% Unsecured Convertible Promissory Note matured on March 31, 2012 and is in default due to non-payment of the note by the Company.

(2)	Between March 25, 2009 and June 19, 2009, the Company entered into agreements with 34 accredited investors for the sale by the Company of an aggregate of $1,000,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment. The notes were due on March 31, 2012 and are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes). Additionally, the Company issued three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend. During the year ended December 31, 2011, $68,500 in principal amount of these notes was converted to 68,500 shares of the Company’s common stock. As of December 31, 2011, $916,500 in principal was outstanding under these notes.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES (continued)

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

The conversion price of the Amended Notes are subject to full ratchet anti-dilution provisions and also subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend. Each of the agreements governing the Amended Notes and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the Amended Notes or exercise price of the warrants issued with the Amended Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Amended Notes and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors to be $316,876 and the initial fair value of the embedded beneficial conversion feature of the Amended Notes to be $512,613 (an aggregate amount of $829,489). These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model. As such, the Company recorded an $829,489 valuation discount upon issuance of the notes and warrants. The Company is amortizing this valuation discount to interest expense over the life of the notes. As of September 30, 2012, the unamortized balance of the note discount was $414,715.

(3)	On May 18, 2012, the Company entered into Agreements with 3 accredited investors for a sale by the Company of an aggregate of $340,000 10% Secured Subordinated Convertible Promissory Notes (the “May 2012 Notes”) which are convertible into an aggregate of 850,000 shares of the Company’s common stock at a conversion price of $0.40 per share of common stock, subject to adjustment.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 5 –CONVERTIBLE PROMISSORY NOTES (continued)

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

The Company determined the aggregate fair value of the warrants issued to investors to be $109,140 and the initial fair value of the embedded beneficial conversion feature of the May 2012 Notes to be $136,850 (an aggregate amount of $245,990). These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model. As such, the Company recorded a $245,990 valuation discount upon issuance of the notes and warrants. The Company is amortizing this valuation discount to interest expense over the life of the notes. As of September 30, 2012, the unamortized balance of the note discount was $113,398.

(4)	Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment. Additionally, the Company issued three-year warrants to purchase an aggregate of 1,999,993 shares of the Company’s common stock at an exercise price of $0.50 per share. In connection with the offering, the Company issued three year warrants to purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES (continued)

The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend. During the year ended December 31, 2011, $153,750 of the principal of the notes was converted into 204,998 shares of the Company’s common stock. As of September 30, 2012 and December 31, 2011, $1,330,000 in principal was outstanding under these notes. The notes matured on September 1, 2012 and are presently in default. The Company is negotiating with the note holders to convert these notes into secured status and extend the maturity date to March 31, 2013.

The Company determined that the relative fair value of the warrants upon issuance was $731,710. The relative fair value was determined using the methodology prescribed by current accounting guidance. The Company determined the fair value of the beneficial conversion feature was approximately $768,290. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield. The relative value of the warrants of $731,710 and the beneficial conversion feature of $768,290 was recorded by the Company as a loan discount of $1,500,000, which the Company is amortizing to interest expense over the life of the notes. As of September 30, 2012 and December 31, 2011, the unamortized balance of the note discount was $38,006 and $362,645, respectively.

(5)	Between July 2010 and December 2010, the Company entered into agreements with 26 accredited investors for the sale by the Company of an aggregate of $850,000 of 10% Senior Secured Convertible Debentures (the “Debentures”) which are convertible into an aggregate of 1,133,333 shares of the Company’s common stock at a conversion price of $0.75 per share, subject to adjustment. In connection with this offering, the Company also issued to the investors warrants to purchase an aggregate of 850,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment. The Company also issued to its placement agent warrants to purchase 68,000 shares of the Company’s common stock at exercise price of $0.75 per share, subject to the same adjustments and terms as those warrants issued to investors.

During the year ended December 31, 2011, $75,000 of the principal of the Debentures was converted into 117,186 shares of the Company’s common stock. As of September 30, 2012 and December 31, 2011, $775,000 in principal was outstanding under these Debentures. Under the adjustment provisions of the Debentures and warrants, the conversion price of the Debentures and the exercise price of the warrants has been reduced to $0.56 in connection with various dilutive issuances made during 2010 and 2011.

The Debentures were due on September 30, 2012, or at the Company’s sole discretion, on March 31, 2013 (the “Maturity Date”) or such date as this Debenture is required or permitted to be repaid as provided in the agreement. The Company extended the maturity date of the Debentures to March 31, 2013. The Debentures are secured under the terms of a security agreement granting the holders of the Debentures a security interest in all of the Company’s personal property. Each of the agreements governing the Debentures and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current conversion price or exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Debentures and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 5 –CONVERTIBLE PROMISSORY NOTES (continued)

As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance.

The Company determined the aggregate fair value of the warrants issued to investors and its placement agent to be $511,399 and the initial fair value of the embedded beneficial conversion feature of the Debentures to be $504,440 (an aggregate amount of $1,015,839). These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model. In accordance with current accounting guidelines, the excess of $165,839 of derivative liability created over the face amount of the Debentures was considered to be a cost of the private placement. In addition, the Company also incurred another $193,500 of closing costs (consisting of $93,500 of placement agent fees and $100,000 of legal fees directly related to the offering). As such, the Company recorded an $850,000 valuation discount upon issuance, and in 2010, recognized private placement costs of $358,339 for financial reporting purposes. The aggregate fair value of the derivative liabilities as of September 30, 2012 and December 31, 2011 was $2,716,835 and $676,284, respectively. (See Note 6). As of September 30, 2012, the Company has fully amortized $850,000 of the valuation discount.

As of September 30, 2012, the total discount of $566,119 is offset against the balance of the notes and Debentures for financial statement presentation. During the six months ended September 30, 2012, amortization of loan discount was $1,261,535.

As of September 30, 2012, the Company has not paid $242,989 of the quarterly interest due on its convertible promissory notes in the following amounts:

Interest payments due on January 1, 2012	$19,375
Interest payments due on April 1, 2012	$73,538
Interest payments due on July 1, 2012	$75,038
Interest payments due on October 1, 2012	75,038

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

NOTE 6 – DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  As of September 30, 2012 the Company has two securities offerings that are subject to these provisions as follows:

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 6 – DERIVATIVE LIABILITY (continued)

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

At the date of issuance and as of December 31, 2011, the derivative liabilities were valued using Monte Carlo simulation model. As of September 30, 2012, the derivative liabilities were valued using a probability weighted average Black-Scholes pricing model with the following assumptions:

	September 30, 2012	At Date of Issuance	December 31, 2011
Conversion feature:

Risk-free interest rate	0.13%	0.19%	0.09%
Expected volatility	98.93%	98.14%	98.40%
Expected life (in years)	0. 5 years	1.0 year	.75 years
Expected dividend yield	0	0	0

Warrants:
Risk-free interest rate	0.25% - 0.60%	0.51%	0.54%
Expected volatility	79.3% – 93.41%	98.14%	105.30%
Expected life (in years)	2. 5 – 4.75 years	3.0 years	3.75 years
Expected dividend yield	0	0	0

Fair Value:
Conversion feature	1,885,926	649,463	263,984
Warrants	830,809	316,816	412,300
	$2,716,835	$966,279	$676,284

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 6 – DERIVATIVE LIABILITY (continued)

As of September 30, 2012 and December 31, 2011, the aggregate derivative liability of the conversion feature and the warrants was $2,716,835 and $676,284, respectively.  For the nine months ended September 30, 2012, the Company recorded a change in fair value of the derivative liabilities of $1,074,272.

NOTE 7 – INCOME TAXES

At September 30, 2012, the Company had available federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $23,000,000 for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will be able to realize the tax benefit of the carryforwards.

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

Significant components of the Company’s deferred income tax assets are as follows:

	September 30, 2012 (Unaudited)	December 31, 2011
Deferred income tax asset:
Net operating loss carryforward	$10,400,000	$8,000,000
Valuation allowance	(10,400,000)	(8,000,000)
Net deferred income tax asset	$–	$–

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	September 30, 2012 (Unaudited)	December 31, 2011
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(5.8)%	(5.8
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	–	–

The Company adopted authoritative guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of September 30, 2012 and December 31, 2011, the Company does not have a liability for unrecognized tax benefits.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 8 – SHAREHOLDERS’ EQUITY

Shares Issued Upon Exercise of Warrants

On March 31, 2012, the Company issued 1,250,000 shares of its common stock to SOL, an affiliate of the Company’s Chairman, in consideration of the exercise of warrants at an exercise price of $0.40 upon the conversion of $500,000 of an unsecured loan made by the Chairman to the Company during October 2011.

Stock Options

At September 30, 2012, options shares outstanding were as follows:	Shares	Weighted Average Exercise Price
Balance at January 1, 2012	1,416,695	$2.50
Granted	–	–
Exercised	–	–
Expired	(1,416,695)	$2.50
Balance at September 30, 2012	–	–

Warrants

At September 30, 2012, warrants shares outstanding were as follows:	Shares	Weighted Average Exercise Price
Balance at January 1, 2012	13,256,220	$0.82
Granted and Exchanged	9,127,500	$0.40
Exercised	(1,250,000)	$0.40
Exchanged	(7,812,500)	$.64
Expired	(3,025,720)	$0.74
Balance at September 30, 2012	10,295,500	$0.45

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.40	7,877,500	$0.40	2.3	7,877,500	$0.40
$0.56	868,000	$0.56	3.0	868,000	$0.56
$0.64	1,500,000	$0.64	3.2	1,500,000	$0.64
$1.00	50,000	$1.00	1.3	50,000	$1.00
	10,295,500			10,295,500

As of June 30, 2012, the aggregate intrinsic value of the warrants outstanding and exercisable was $672,440.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, the Company had no sales to related parties. As of September 30, 2012, the Company had accounts receivable of $198,067 from related parties which is fully reserved.

As of September 30, 2012 and December 31, 2011, the Company had trade accounts payable to related parties of $1,417,150 and $330,840, respectively. The related parties are suppliers of the Company related by common ownership to the Company’s Chairman.

On December 14, 2010, the Company entered into a Distribution Agreement with SOL (the “Distribution Agreement”).  Under the Distribution Agreement, SOL has granted the Company the right to distribute lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company on an exclusive basis in the United States.  The Company’s Chairman of the Board, Winston Chung, is the chief executive officer of SOL.  In January 2011, based on the terms of the Distribution Agreement, the Company received battery units valued at $2,629,800 on a consignment basis.  As of September 30, 2012 and December 31, 2011, the Company held battery units valued at $574,900 and $1,915,200 respectively held on a consignment basis, which amounts are not included in recorded inventories.

During the nine month periods ended September 30, 2012 and December 31, 2011, battery costs were $1,340,300 and $714,600, respectively.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 10 – INVENTORY HELD BY CUSTOMER

In November 2010, T&K Logistics, the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan, agreed to lease 10 of the Company’s Nautilus yard tractors for use at the assembly plant for a period of 36 months.  Although the Company shipped five of its Nautilus XR E20s to T&K Logistics during the first six months of 2011, T&K Logistics has failed to accepted delivery of these units and, as a result, has failed to make any payments owed to the Company under the lease. The Nautilus XR E20s that the Company shipped to T&K Logistics featured battery systems with double the battery energy and, therefore, double the range of the Company’s Nautilus XE20s.  Although the Company experienced certain delays during the installation of charging systems into the tractors at T&K Logistics’ facility, the Company believes that five units under current conditions operate satisfactorily and have accumulate significant hours of use. The Company has delayed shipment of the remaining units to T&K Logistics until the previously delivered five units are accepted by T&K Logistics. (See Note 12).

NOTE 11 – PURCHASE AND REPRESENTATION AGREEMENT

On July 9, 2012, the Company entered into a Purchase and Representation Agreement (the “Lego Agreement”) with Lego Battery Sales, LLC (“Lego”). The terms of the Lego Agreement call for the sale by the Company to Lego of 1,000 batteries for an aggregate sales price of $350,000.

The Lego Agreement further requires that the Company serve as Lego’s exclusive sales agent and representative to market and resell the batteries on behalf of Lego. The sales prices of the batteries must be at a minimum sales price of $490 per battery. In consideration for its services as sales agent and representative, the Company shall earn a sales commission equal to the excess of the sales price of each battery above the minimum sale price The Lego Agreement is secured by a pledge of 2,450,000 shares of common stock owned individually by the Company’s president; Mr. Balwinder Samra. If the minimum consideration of $490,000 for the sale of the 1,000 batteries is not achieved by January 9, 2013, Lego may foreclose on these pledged shares. The term of the Lego Agreement is for six months and may be extended by mutual consent of the parties.

NOTE 12 – SUBSEQUENT EVENTS

On September 21, 2012, T&K Logistics, Inc. filed a complaint (the “Complaint”) in the Superior Court of California, County of Los Angeles (Case No.: BC492619) against the Company. The Complaint relates to the lease agreement between the Company and T&K Logistics regarding the Company’s yard tractors. (See Note 10). The Complaint purports to state the following three counts against the Company: (i) breach of contract, (ii) specific performance, and (iii) negligent misrepresentation and seeks compensatory damages of not less than $453,896.75. The Company intends to vigorously defend against T&K Logistics’ claims. On November 19, 2012, the Company filed an answer to the Complaint denying all allegations in the Complaint. On that same date, the Company filed a cross-complaint against T&K Logistics for breach of contract and common count—goods and services rendered and seeking damages in excess of $300,000.

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

A key element of our marketing strategy is to provide fully integrated propulsion and energy storage systems to vehicle manufacturer’s worldwide, allowing original equipment manufacturers, or OEMs, of commercial vehicles, such as trucks, tractors, and buses, to rapidly integrate our proprietary technologies into diversified vehicle platforms to address a growing global demand for commercial electric vehicles. We also market energy storage systems comprised of lithium batteries, battery management and chargers to renewable energy storage system manufacturers that market completed systems to solar and industries. We are also engaged in the research and development of battery systems, charging systems and power inverters (which converts direct current voltage into a alternating current voltage) for use in energy storage devices to reduce peak loads in commercial applications such as in the telecommunications industry and in large commercial and industrial buildings.

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

Recent Developments

Overview

During the year ended December 31, 2011 and through November 15, 2012, a significant portion of our research and development efforts, have been focused on the development of electric drive systems, charging systems, lithium battery storage systems and the next generation of our flux vector motor controllers to address the light and medium-duty vehicle markets. During 2011, we developed our proprietary charging systems, high frequency fast chargers that have a capacity of up to 160 kW that will provide our customers with the capability to charge our vehicles in less than two hours. During 2011, we also completed the development of our next generation flux vector motor controllers, which incorporate the latest transistor technology that is commercially available and provide higher efficiency and more power than our existing flux vector motor controllers. Our next generation flux vector motor controllers are designed to work seamlessly with induction motor or permanent magnet motor designs, allowing us the ability to develop drive systems for light-duty vehicles such as automobiles, pickup trucks and light-duty delivery vehicles. Our efforts during 2011 also led to the development of power inverters, charging systems and battery systems capable of providing up to one Mega Watt, or MW, of power in peak load sharing applications in energy storage devices. During 2011, we also developed and sold battery systems to address applications such as forklifts and pallet jacks in the telecommunication energy storage and material handling markets.

A significant portion of our production efforts in 2011 and through November 15, 2012, have been focused on developing the MX30, a heavy duty on-road short-haul electric tractor. MX30 is currently being tested by Port of Los Angeles for use in short-haul applications. Testing of MX30 during the past three months under fully loaded conditions indicate 80 mile range under full load conditions transporting 20 ton containers between a marine terminal and a local rail yard. In addition the Company has received approval from Department of Energy for a grant to build three more MX30 vehicles for use in Port applications.

During 2012, we have developed lithium battery storage systems for the solar, wind and telecommunications industries. In 2012, we also developed 12-48 volt high energy storage capacity battery packs to address telecommunications energy storage needs. Our battery systems replace current lead acid batteries with no maintenance required and double the cycle life of current equivalent lead acid batteries. In 2012, we developed lithium battery solutions for ground support equipment industry, which includes lithium batteries for airport baggage tractors and aircraft tractors.

In 2012, we received a purchase order from Terberg Benschop, a leading manufacturer of Yard tractors located in Europe to jointly develop an electric yard tractor configuration for their current line of yard tractors. As of the date of this report, we have delivered three drive systems, battery systems and chargers to our customer and currently three units are undergoing testing and demonstration in Europe. We currently have two manufacturers, Terberg and MOL Industries demonstrating electric yard in Europe, we anticipate successful demonstrations will lead to additional orders for our drive systems.

Significant Highlights

During 2012, we developed an on-road Class 8 short-haul electric tractor, our MX30, for port applications. In June 2012, we successfully completed dynamometer testing on the MX30 with a maximum load of 30 tons on a 10% grade. In August 2012, we began on-road testing the MX30 for short-haul applications at the Port of Los Angeles. We anticipate that testing on the MX30 will continue for six months to demonstrate the viability of our MX30 as a full electric zero emissions heavy-duty on-road tractor in short haul marine applications.

In June 2012, we launched our website to market our complete line of lithium batteries and energy storage systems. Over 10% of our revenue during second quarter of 2012 was a result of online sales of batteries through our website. We anticipate increased revenues from online sales during rest of the year.

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

In November 2011, we completed the assembly of and delivered a one MW battery storage system, featuring our battery system, charging systems and battery management systems, to a local university for use as a peak load sharing device. In May 2012, the system was placed in operation and delivers power around the clock to a building at a local university. In December 2011, we completed and delivered two additional drive and battery systems to Ashok Leyland, for use in the development of inner city electric buses. We also received additional orders for the development and shipment of four drive and battery systems for medium duty electric trucks for use in inner city applications.

During 2011, one of our electric drive systems was integrated into a heavy-duty tow tractor jointly developed by us and Mol Industries, an OEM located in Europe. As of the date of this report, the completed vehicle has successfully completed testing at a customer site. During the second quarter of 2012, the heavy-duty tow tractors that feature our electric drive systems have been demonstrated to commercial and marine port terminals. We expect the demonstrations of the Mol Industries tractor featuring our electric drive system to result in additional orders for our electric drive systems from OEMs in Europe during the remainder of 2012 and 2013.

During 2011, we sold two Nautilus XR E20 yard tractors, one to a steel manufacturer and one to a military base. We expect these Nautilus XR E20s to be used to transport trailers and containers at these facilities. In addition to our Nautilus XR E20s, we also shipped our new charging systems to these customers, enabling our customers to use the Nautilus XR E20s during three shift operations.

During 2011, we developed, tested and sold a Mule M100, a heavy-duty truck, configured for use as an electric 32 passenger inner city shuttle bus. During this period, we also delivered and sold one 40 foot passenger electric drive chassis and a charging system to a customer engaged in the development of next generation electric buses and passenger vehicles. The chassis incorporates our drive system and battery system and will be configured by our customer for use as a 40 foot passenger bus. During the second quarter of 2012, our customer completed the 40 passenger bus and has demonstrated the bus to customers in transit and federal government agencies. We expect demonstrations of the electric bus by our customer will result in additional orders during 2012 and 2013.

During 2011, we also sold six battery storage systems to a customer in the telecommunications industry to demonstrate the fuel savings that result from the use of battery power on remote wireless towers. As of the date of this report, the battery storage systems are operational and have demonstrated a significant reduction in fuel costs resulting from use of battery power during off-peak hours of operation of the wireless towers. During 2012 we have provided over 10 additional battery systems to telecommunication customers. Over 80% of the new sales were to customers that had previously purchased and tested our battery systems in telecommunications applications. Our telecommunications battery systems were delivered to global customers in Australia, South Africa, Nigeria, India and Bangladesh. We anticipate successful demonstration of our lithium battery storage systems will result in additional sales during the remainder of 2012 and in 2013.

Significant Customers and Strategic Partnerships

In January 2011, we entered into an agreement with WGE, an affiliate of our Chairman of the Board headquartered in Shenzhen China, under which WGE agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.  In 2011, we delivered one drive system to be integrate our electric drive system into a localized 16 passenger bus chassis. As of the date of this report, our customer has been unable to successfully integrate and test our drive system, thereby delaying our ability to ship additional drive systems. In order to remedy the delay in product development, we have signed a Memorandum of Understanding with a large Bus manufacturer in China to expedite development of small to mid-size transit buses for the China market.

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

During the year ended December 31, 2010, we delivered electric drive systems and lithium battery systems to Ashok Leyland, a large manufacturer of trucks and buses based in India, to be installed into intercity hybrid buses to be used for demonstration purposes. The intercity hybrid buses incorporating our electric drive systems and lithium battery systems underwent field tests for one year. As a result of the successful demonstration and testing of these intercity hybrid buses, in April 2011 we entered into a Joint Development Agreement with Ashok Leyland under which we will work with Ashok Leyland to jointly develop and test six electric vehicles (comprised of buses and trucks) using Ashok Leyland’s glider chassis and our electric drive systems and lithium battery systems. As of the date of this report, we have sold two electric drive systems to Ashok Leyland for integration into prototype inner city buses. In addition we have also delivered two electric drive systems and battery systems for integration into an inner city delivery truck. Subject to the six prototypes being delivered and meeting established performance and cost targets and/or Ashok Leyland obtaining firm requirements from its customers, Ashok Leyland has agreed to purchase a minimum of 14 additional drive systems from us for sale to its customers. As of the date of this report, we have delivered four of the six prototypes.

In January 2012, we received a purchase order from Terberg Benschop, a leading manufacturer of yard tractors and heavy duty trucks with facilities in Netherlands and Malaysia. Under the terms of the purchase order, we jointly developed an electric drive system for the current line of yard tractors manufactured by Terberg. In the third quarter of 2012, we delivered three sets of drive systems and jointly completed the integration of our proprietary drive system and battery system. As of the date of this report, Terberg is demonstrating the electric yard tractor to local customers and showcasing the completed product at local trade shows.

In May 2011, we received a purchase order for an electric drive system and battery system from MOL Industries, a leading manufacturer of yard tractors and heavy duty refuse trucks with facilities in Belgium. In September 2011, MOL began demonstration of the completed electric yard tractors to local warehouse and marine terminals.

Distribution Agreement

In December 2010, we entered into a three year distribution agreement, or Distribution Agreement, with Seven One Limited, or SOL, under which we were appointed as the exclusive authorized distributor in the United States for the promotion, marketing and sale of lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company. On December 31, 2011, batteries with a value of $1,915,200 were held on consignment. As of September 30, 2012, batteries with a value of $574,900 were held on consignment.

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

Impairment of Long-Lived Assets

The FASB, has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured. Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there were no indicators of impairment of our long lived assets at September 30, 2012 or December 31, 2011.

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

Financial Condition and Results of Operations

Our total revenues decreased by $122,619, or 15%, to $712,324 for the three months ended September 30, 2012 as compared to $834,943 for the three months ended September 30, 2011. The decrease in revenues was as a result of lower sales of electric yard tractors when compared to previous period. Gross profits during the nine months ended September 30, 2012 was $64,753, a decrease of $247,426, or 79%, from the same period in 2011. The decrease in gross profit is primarily due to a $350,000 sale of batteries to a wholesale customer at a loss. Our decision to sell particular configuration of batteries to a wholesale customer was prompted by our desire to reduce inventory and generate cash for operations.

We reported a net loss of $4,191,157 for the three months ended September 30, 2012 as compared to a net loss of $1,012,383 for the three months ended September 30, 2011. Net loss as a percentage of sales during the nine months ended September 30, 2012 was 612%, as compared to net loss as a percentage of sales of 121% during the three months ended September 30, 2011. The increase in losses during the three months ended September 30, 2012, is primarily attributable to the decrease in revenues, a negative gross margin resulting from sales of $350,000 in batteries to wholesale customer, offset by decreases in general and administrative expenses, research and development costs, and depreciation. These are further offset by an increase in interest expense of $96,271 and a $1,345,111 impairment loss. During the three months ended September 30, 2012, a $1,458,609 loss in the fair value of the derivative liability was realized while a $263,199 gain in the fair value of the derivative liability was realized during the three months ended September 30, 2011.

Our product mix during the first nine months of 2012 varied from our product mix during the first nine months of 2011. During the first nine months of 2012, vehicle sales accounted for 34% of our revenues, sales of batteries and battery systems were 42% of revenues, and sales of our electric drive systems accounted for 21% of revenues. During the first nine months of 2011, sales of drive systems represented 55% of total sales, sales battery systems accounted for 7% of our sales, sales of vehicles accounted for 29% of our sales and consulting revenues represented 3% of total sales and revenues.

In December 2010, we raised $5,000,000 in connection with a private placement of common stock and warrants. On May 18, 2012, we raised $340,000 in connection with a private placement of 10% secured subordinated convertible notes and warrants.

Our lack of significant revenues during the first nine months of 2012 is a direct result of a lack of capital, lack of new sales, and the length and complexity of our product development process. Typically, we experience a significant time lag between receiving an order for our electric drive systems or battery systems and recognizing revenue in connection with the order due to the development time required to integrate our technologies into new vehicle platforms specified by our customers. For example, while our electric drive systems and battery systems can be integrated into a multitude of product platforms, often times a substantial amount of time is needed to make design modifications to our product to ensure its integration into each new vehicle platform. In most cases new designs require sourcing of raw materials contributing further to the already lengthy production time. In the case of a new customer or a new product platform, it is customary in our business to complete and deliver a single unit prior to producing the entire order. Once the initial product is delivered, installed and accepted by our customer, we begin production on the remaining order based on production delivery dates agreed upon with our customer.

While 34% of our revenues during the first nine months of 2012 were derived as a result of our production efforts that were focused on the upgrade of six trucks previously delivered to the City of Los Angeles for use at the Port of Los Angeles from lead acid batteries to lithium ion batteries, 34% of our revenues during the period were derived from the delivery of battery systems and electric drive systems to our OEM customers in the United States, Asia and Europe. The drive systems were customized for vehicle configurations to be used in both on-road and off-road applications. We anticipate that the delivery of these drive systems will result in additional orders from our OEM partners in the future. In the short term, the Company is focused on continuing to sell battery systems to decrease the consigned inventory of batteries it holds and generate immediate cash.

As of September 30, 2012, we had a working capital deficiency of $9,667,419; an accumulated deficit of $9,452,061 and reported a net loss for the nine months ended September 30, 2012 of $6,690,270. Our plans for correcting these deficiencies include the future sales of our products and the raising of capital, which we expect will help provide us with the liquidity necessary to meet operating expenses. Over the longer-term, we plan to achieve profitability through the sale of our drive systems, electric vehicles, battery systems and other products.

As of November 15, 2012, we had a backlog of $1,005,538. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report, 28% of our backlog consists of a battery system, 26% consists of a drive system and remainder consists of vehicles and accessories. Our backlog does not reflect a $975,000 Department of Energy grant awarded to us, which we are awaiting contract documents. Due to the delay in testing and approval of our drive system, we have removed $15.9 million in drive systems from our backlog until such time we have assurances on production timelines from our customer, WGE, an affiliate of our Chairman of the Board. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

We anticipate that a majority of future sales of our electric vehicles will be made directly to domestic and international OEMs. We are optimistic that the demonstration of our extended range Nautilus XR E20 and MX30 to existing and potential customers will result in additional sales of our electric vehicles.

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenues.

Third Quarter of 2012 Compared to the Third Quarter of 2011

	Three Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2012	2011

Net revenues	$712,324	$834,943	$(122,619)	$(15)%	100%	100%
Cost of revenues	939,026	729,430	(209,596)	(29)%	132%	87%
Gross profit	(226,702)	105,513	(332,215)	(315)%	(32)%	13%
General and administrative expenses	615,460	709,827	94,367	13%	86%	85%
Research and development	46,890	130,820	83,930	64%	7%	16%
Depreciation and amortization	8,157	146,490	138,333	94%	1%	18%
Change in derivative liability	(1,458,609)	263,199	(1,721,808)	(654)%	(205)%	32%
Impairment loss	(1,345,111)		(1,511,611)	(100)%	(189)%
Interest expense	(490,229)	(393,958)	(96,271)	(24)%	(69)%	47%
Net loss	$(4,191,157)	$(1,012,383)	$(3,178,774)	$873%	(588)%	(121)%

Net Revenues. The decrease in our revenues during the third quarter of 2012 is due to reduced sales of electric yard tractors when compared to same period in 2011. The percentage of our revenues generated from the shipment of battery systems was 74% during the third quarter of 2012 as compared to a 8% during the third quarter of 2011. Our current backlog consists of drive systems and battery systems for energy storage markets. We expect our battery sales to continue to increase at a modest growth levels during the next six months. Due to grant funding from Department of Energy for on-road electric trucks, we anticipate an increase in vehicle sales in the short term.

Gross Profit. During the third quarter of 2012, we generated a negative gross profit as a percentage of net revenues of 32% as compared to a positive gross profit margin of 13% for the third quarter of 2011. This decrease in gross profit margin is due to the sale of $350,000 in batteries at wholesale, at a loss, during the third quarter of 2012.

General and Administrative Expenses. The 13% decrease in general and administrative expenses is comprised of an increase in unapplied overhead of $79,435, a decrease in marketing expenses of $89,030, a decrease in legal, consulting and professional fees of $123,869, a decrease in salaries and wages of $16,209, and a net increase of $55,306 of other general and administrative expenses.

Research and Development Expenses. The 64% decrease in research and development expenses is comprised largely of decreases in salaries and wages of personnel employed in the research and development group.  We expect our research and development expenses to remain constant for the remainder of the year as we strive to manage expenses to achieve profitability.

Depreciation and Amortization. The decrease in depreciation and amortization is due largely to the amortization of the battery distribution agreement that occurred during the second quarter of 2011. Since the battery distribution agreement was impaired during the year ended December 31, 2011, no comparable amortization expense was incurred in 2012.

Impairment Loss. The increase in impairment loss of $1,345,111 is attributable to impairment charges of $606,111 attributable to inventory and $739,000 attributable to the equipment held for lease under an agreement with T&K Logistics. During the quarterly period ended September 30, 2012, the Company determined these assets to be impaired and recorded the applicable impairment losses.

Change in Fair Value of Derivative Liability. At September 30, 2012, the fair value of our derivatives increased by $1,074,272 resulting in a loss on the change in fair value of the derivative liability.  During the quarter ended September 30, 2011, the fair value of our derivatives increased to $2,716,835. These amounts were determined by management with the use of a probability weighted average Black-Scholes simulation model.

Interest Expense. The $96,271 increase in interest expense is attributable to interest on convertible notes and the amortization of the related beneficial conversion feature of the convertible notes.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

	Nine Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Nine Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2012	2011
Net revenues	$1,860,522	$1,450,549	$409,973	28%	100%	100%
Cost of revenues	1,795,769	1,138,370	657,399	58%	97%	78%
Gross profit	64,753	312,179	(247,726)	(79)%	3%	22%
General and administrative expenses	1,966,206	2,886,272	(920,066)	(32)%	106%	199%
Research and development	191,159	424,544	(233,385)	(55)%	10%	29%
Depreciation and amortization	24,471	460,534	(436,063)	(95)%	1%	32%
Change in derivative liability	(1,074,272)	(164,941)	(1,239,213)	(751)%	(58)%	11%
Impairment loss	(1,345,111)	–	(1,345,111)	(100)%	(72)%	0%
Cost to induce exercise of warrants	(671,809)	–	(671,809)	(100)%	(36)%	0%
Interest expense	(1,481,996)	(1,390,265)	(91,731)	(7)%	(80)%	96%
Net loss	$(6,690,270)	$(4,684,495)	$(2,005,775)	(442)%	(360)%	(323)%

Net Revenues.   During the first nine months of 2012, approximately 34% of our revenues were generated as a result of the upgrade of six electric trucks previously delivered to the City of Los Angeles from lead acid batteries to lithium ion batteries while sales of battery systems accounted for approximately 28% of our revenues. During the nine months ended September 30, 2011, 55% of our revenues were generated from the shipment of drive systems for integration into medium sized buses and a heavy-duty tractor, 29% of our sales were comprised of sales of our electric vehicles and related battery charging equipment, 13% of our sales were from batteries and battery systems, and 3% of our revenues were from consulting services.

Gross Profit. During the first nine months of 2012, our low gross profit margin of 3% was mainly attributable to sale of $350,000 of batteries to a wholesale customer, at a loss. During the first nine months of 2011, our gross profit margin of 22% was attributable to the higher margins on the sales of drive systems attributed to improved manufacturing utilization and the lower material costs.

General and Administrative Expenses. The decrease in general and administrative expenses is comprised of an decrease in unapplied overhead of $180,449, a decrease in marketing expenses of $434,531 an decrease in legal, consulting and professional fees of $375,589, an increase in salaries and wages of $84,132, and a net decrease of $26,221 of other general and administrative expenses.

Research and Development Expenses. The decrease of 55% in research and development expenses is comprised largely of decreases in salaries and wages of personnel employed in the research and development group.

Depreciation and Amortization. The decrease in depreciation and amortization is due largely to the amortization of the battery distribution agreement that occurred during the quarter ended September 30, 2011. Since the battery distribution agreement was impaired during the year ended December 31, 2011, there is no comparable amortization expense in 2012.

Change in Fair Value of Derivative Liability. At September 30, 2012, the fair value of our derivatives increased by $1,074,272 resulting in a loss on the change in fair value of the derivative liability.  During the quarter ended September 30, 2011, the fair value of our derivatives increased to $2,716,835. These amounts were determined by management with the use of a probability weighted average Black-Scholes simulation model.

Impairment loss. The increase in impairment loss of $1,345,111 is attributable to impairment charges of $606,111 attributable to inventory and $739,000 attributable to the equipment for lease. During the quarterly period ended September 30, 2012, the Company determined these assets to be impaired and recorded the applicable impairment losses.

Cost to Induce Exercise of Warrants. Effective March 31, 2012, the Company’s Chairman applied $500,000 of an unsecured loan as the exercise price to exercise a warrant to purchase 1,250,000 shares of our common stock held by Seven One Limited. In consideration of the Chairman’s agreement to use the amount loaned to exercise the warrant held by Seven One Limited, we agreed to adjust the exercise price of certain of the warrants held by Seven One Limited from $0.64 per share to $0.40 per share. The total value of the adjustment of the exercise price of these warrants was $671,809.

Interest Expense. The $91,731 increase in interest expense is attributable to interest on convertible notes and the amortization of the related beneficial conversion feature of the convertible notes. During the first nine months of 2012, amortization of the beneficial conversion feature on the convertible notes payable was $1,234,140 while during the nine months ended September 30, 2011, amortization of the beneficial conversion feature on the convertible notes payable was $822,739.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared under the assumption that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2012, we recorded a net loss of $6,690,270.  As of September 30, 2012, we had a working capital deficit of $9,667,419 and a shareholders’ deficiency of $9,452,061. In addition, we are delinquent in payroll taxes of $253,738 and interest payments on our notes of $242,989. Further, $1,330,000 of our convertible notes came due on September 1, 2012 and unless we can renegotiate these debt obligations, we are unable to pay the obligations and these notes are now in default. Pursuant to the terms of the notes, the non-payment of interest by us constitutes an event of default and, as a result, the holders of the notes may accelerate payment of all amounts outstanding under the notes by giving written notice to us and thereby requiring that we immediately pay up to an aggregate of $3,361,500 in principal plus all accrued and unpaid interest. If the holders of the notes were to declare the notes due and payable, we presently do not have the ability to pay these notes.

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

During the nine months ended September 30, 2012, we funded our operations from the proceeds from the exercise of a warrant by our Chairman, issuance of convertible debt and proceeds from sales of consigned batteries. In order to fund our operations, we also deferred payment of our accounts payable, payroll taxes, and interest on secured and unsecured convertible notes payable.

As of September 30, 2012, we had a working capital deficiency of $9,667,419 as compared to working capital deficiency of $4,241,177 at December 31, 2011. At September 30, 2012 and December 31, 2011 we had an accumulated deficiency of $29,085,376 and $22,395,105, respectively, and cash and cash equivalents of $5,581 and $32,663, respectively. The decrease in our cash position is a result of a net decrease of $122,066 in cash flow from operations and $245,016 of cash used to pay down the Bridge Bank loan and bank overdraft, offset by $340,000 of proceeds from the issuance of our secured subordinated convertible notes in May of 2012 and conversion of $500,000 in warrants by our Chairman.

During 2009, under the terms of the agreement with the City of Los Angeles, we requested and were issued an advance payment in the amount of $1,159,601 from the City of Los Angeles. Our agreement with the City of Los Angeles terminated prior to delivery of all of the vehicles we were required to deliver under the agreement. To the extent we cannot successfully negotiate an agreement with the City of Los Angeles that gives us additional time to deliver the remaining 10 vehicles and associated equipment to the City of Los Angeles under the same terms as the original agreement, we may have to return up to the entire $1,159,601 to the City of Los Angeles. During June 2012, we billed $630,000 to the City of Los Angeles to upgrade six of the electric trucks previously delivered to from lead acid batteries to lithium ion batteries. This billed amount was applied as a reduction of the advance payment leaving an unpaid balance of $529,601 on this advance. The Company anticipates to sell additional products and services during the next 12 months to reduce the unpaid balance, however the Company presently does not have the funds to pay this advance if payment is requested by the City of Los Angeles.

Our available capital resources at September 30, 2012 consisted primarily of approximately $5,581 in cash and cash equivalents. We expect that our future available capital resources will consist primarily of cash on hand, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used by operating activities for the first nine months of 2012 was $122,066 as compared to $4,611,384 of cash used in operating activities for first nine months of 2011. During the first nine months of 2012, cash used by operating activities included a net loss of $6,690,270, depreciation and amortization of $24,471, amortization of note discount of $1,234,140, cost to induce conversion of warrants of $671,809, fair value of common shares transferred by a shareholder to settle debt of $33,100, impairment loss of $1,345,111, change in fair value of derivative liability of $1,074,272, and net cash flows from operating assets and liabilities of $2,185,301. Material changes in asset and liabilities at September 30, 2012 as compared to December 31, 2011 that affected these results include:

•	a decrease in accounts receivable of $675,901;
•	a decrease in inventory of $112,982;
•	an increase in prepaid expenses of $437;
•	an increase in payroll taxes payable of $253,738;
•	an increase in accounts payable of $1,805,407; and
•	a decrease in customer advances of $662,290.

Cash used in investing activities totaled none for the first nine months of 2012 as compared to $30,410 of cash used in investing activities for the first nine months of 2011.

Cash provided by financing activities totaled $94,984 for the first nine months of 2012 as compared to $448,606 of cash provided by financing activities for the first nine months of 2011.

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

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association, or Bridge Bank Agreement. The Bridge Bank Agreement, as amended to date, provides us with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000.The credit facility is formula-based and generally provides that the outstanding borrowings under the credit facility may not exceed an aggregate of 80% of eligible accounts receivable. We must immediately pay any advance made under the credit facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance and (ii) the date on which the advance was made. Interest on the credit facility is payable monthly. As of September 30, 2012, there was no outstanding balance under the credit agreement and 80% of eligible accounts receivable was available. The interest rate is variable and is adjusted monthly based on the per annum prime rate as published by Bridge Bank plus two percentage points, subject to a minimum rate of 6.0% per annum. In the event of a default and continuation of a default, Bridge Bank may accelerate the payment of the principal balance requiring us to pay the entire indebtedness outstanding on that date. Upon the occurrence and during the continuation of an event of default, the interest rate applicable to the outstanding balance borrowed under the credit facility will be increased by five percentage points above the per annum interest rate that would otherwise be applicable. The credit facility is secured by a continuing first priority security interest in all of our personal property (subject to customary exceptions). The credit facility may be terminated at any time by either party.

During 2012, we expect to incur approximately $200,000 in research and development expenses. We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment

We presently have 18 employees and expect to hire additional personnel to meet production demands of increased product sales. Our present staff is sufficient to meet our current operational plan for the remainder of 2012.

We believe that we will need additional liquidity and capital resources through debt and/or equity financing to complete our entire existing and anticipated future product backlog. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at September 30, 2012, we had an accumulated deficit of $9,452,061, and a working capital deficiency of $9,667,419.

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

As of September 30, 2012, we are delinquent on $253,738 of payroll taxes which may cause the Internal Revenue Service and California State employment tax agencies to assess penalties or institute collection actions against us. We are also in default on secured and unsecured convertible notes which have an aggregate outstanding principal amount of $3,361,500 as a result of our inability to pay $242,988 of accrued interest on these notes. As a result, the holders of the convertible notes have the right to accelerate up to $3,529,350 of the outstanding principal and accrued and unpaid interest on these notes. We are also in default on a unsecured convertible note in the principal amount of $25,000 that matured on March 31, 2012. In addition, we have an aggregate of $1,330,000 of 10% unsecured convertible notes payable that matured on September 1, 2012 and are in default. While we are attempting to renegotiate these debt obligations we cannot assure you that we will be successful at renegotiating some or all of these obligations. We are presently unable to pay our outstanding obligations due to our limited cash resources and cannot assure you that will have sufficient cash resources to pay our past due obligations.

Backlog

As of November 15, 2012, we had a backlog of $1,005,538. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report 28% of our backlog consists of a battery system, 26% consists of a drive system and the remainder consists of vehicles and accessories. Our backlog does not reflect a $975,000 Department of Energy grant awarded to us, which we are awaiting contract documents. Due to the delay in testing and approval of our drive system, we have removed $15.9 million in drive systems from our backlog, until such time we have assurances on production timelines from our customer, WGE, an affiliate of our Chairman of the Board. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update, or ASU,  No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. We adopted ASU No. 2011-04 effective January 1, 2012. The updated guidance affects our fair value disclosures, but will not affect our results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  We adopted ASU 2011-05 effective January 1, 2012 and it did not affect our results of operations, financial condition or liquidity.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  We do not expect adoption of this standard to have a material impact on results of operations, financial condition, or liquidity.

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

ITEM 3. Quantitative and QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2012 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

On September 21, 2012, T&K Logistics, Inc. filed a complaint, or Complaint, against us in the Superior Court of California, County of Los Angeles (Case No.: BC492619). The Complaint relates to the lease agreement between us and T&K Logistics regarding our yard tractors. (See Note 10). The Complaint purports to state the following three counts against us: (i) breach of contract, (ii) specific performance, and (iii) negligent misrepresentation and seeks compensatory damages of not less than $453,896.75. We intend to vigorously defend against T&K Logistics’ claims. On October 19, 2012, we filed an answer to the Complaint denying all allegations in the Complaint. On that same date, we filed a cross-complaint against T&K Logistics for breach of contract and common count—goods and services rendered and seeking damages in excess of $300,000.

ITEM 1A. Risk Factors.

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

For the nine months ended September 30, 2012, we recorded a net loss of $6,690,270. As of that date, we had a working capital deficit of $9,667,419 and a shareholders’ deficiency of $9,452,061. In addition, we are delinquent in payroll taxes of $253,738 and interest payments of $242,989 on our secured and unsecured notes. Our capital requirements for the next 12 months will continue to be significant.  We have been, and currently are, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows. In addition, our senior secured convertible debentures contain covenants that include restrictions on our ability to pay dividends on our common stock.

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

Our significantly high debt levels will negatively impact our business, operating results and financial condition.

We have an aggregate of $1,330,000 of 10% unsecured convertible notes payable that matured on September 1, 2012.  While we intend on renegotiating these debt obligations but cannot assure you that we will be successful at renegotiating some or all of these obligations.  We are presently unable to pay our outstanding obligations due to our limited cash resources and cannot assure you that will have sufficient cash resources to pay our past due obligations, any obligations that we will be subject to if the holders of our notes accelerate the notes or our obligations that came due on September 1, 2012.

We are in default on secured and unsecured convertible notes which have an aggregate outstanding principal amount of $3,361,500 as a result of our inability to pay $242,987 of accrued interest on these notes.  As a result, the holders of the convertible notes have the right to accelerate the outstanding principal and accrued and unpaid interest on these notes.  We are also in default on an unsecured convertible note in the principal amount of $25,000 that matured on March 31, 2012.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

We are in default on certain of our secured and unsecured convertible notes having an aggregate outstanding principal amount of $3,361,500 as a result of our inability to pay $242,988 of accrued interest on these notes. As a result, the holders of the convertible notes have the right to accelerate up to $3,529,350, representing the outstanding principal and accrued and unpaid interest on these notes.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

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

Date: November 19, 2012	BALQON CORPORATION

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

