Form 10-Q/A
period 2012-09-30
BALQON CORP.
filed 2012-12-11
CIK 1169440

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Form 10-Q (“Amendment”) is to amend our initial filing of a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012 (the “Initial Filing”), to reclassify $1,345,111 previously categorized as an Impairment Loss to a Write Down of Non-Recoverable Inventories under Cost of Revenues section in the Condensed Statements of Operations for the Three and Nine Months ended September 30, 2012 and 2011 (Unaudited) and to segregate $1,417,150 of accounts payable to related parties on the unaudited balance sheet at September 30, 2012. Except with respect to the changes in the financial statements described above, and corresponding changes to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, the Initial Filing has not been amended, updated or otherwise modified.

Unless specified, the disclosures provided in this report have not been updated for more current information. Therefore, this Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the date of the Initial Filing.

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q /A, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross profit margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industries; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industries and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in Item 1A of Part II of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

i

BALQON CORPORATION

QUARTERLY REPORT
ON

AMENMENT NO. 1

TO

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS.

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,581	$32,663
Accounts receivable, trade, net of allowance for doubtful accounts of $1,233 and $1,233, respectively	133,427	507,246
Accounts receivable, related entities, net of allowance for doubtful accounts of $198,067 and $178,484, respectively	–	302,082
Inventories	346,502	1,065,595
Prepaid expenses	55,447	55,010
Total current assets	540,957	1,962,596
Inventory held by customer pending lease	–	739,000
Property, plant & equipment, net	34,458	58,929
Other assets:
Deposits	14,400	14,400
Goodwill and Trade secrets, net of accumulated amortization of $186,965 and $186,965, respectively	166,500	166,500

Total assets	$756,315	$2,941,425

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities:
Bank overdraft	$–	$11,785
Payroll taxes payable	253,738	–
Accounts payable and accrued expenses	2,265,156	1,546,059
Accounts payable to related parties	1,417,150	330,840
Customer deposits	755,098	1,417,388
Loan payable, Bridge Bank	–	233,231
Advances from shareholders	5,018	505,018
Derivative liability	2,716,835	676,284
Convertible promissory notes, net of discount	2,795,381	1,483,168
Total current liabilities	10,208,376	6,203,773

Convertible notes payable, net of discount	–	813,492

Shareholders’ Deficiency
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,891,530 and 35,641,530 shares issued and outstanding on September 30, 2012 and December 31, 2011, respectively	36,891	35,641
Additional paid in capital	19,596,423	18,283,624
Accumulated deficit	(29,085,375)	(22,395,105)
Total shareholders’ deficiency	(9,452,061)	(4,075,840)

Total liabilities and shareholders’ deficiency	$756,315	$2,941,425

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUES
Related Parties	$–	$348,118	$–	$651,072
Commercial customers	712,324	486,825	1,860,522	799,477
Total Revenues	712,324	834,943	1,860,522	1,450,549
COST OF REVENUES	939,026	729,430	1,795,769	1,138,370
WRITE-DOWN OF NON-RECOVERABLE INVENTORIES	1,345,111	–	1,345,111	–
Total Cost of Revenues	2,284,137	729,430	3,140,880	1,138,370
GROSS PROFIT (LOSS)	(1,571,813)	105,513	(1,280,358)	312,179
OPERATING EXPENSES
General and administrative	615,460	709,827	1,966,205	2,886,272
Research and development	46,890	130,820	191,159	424,544
Depreciation and amortization	8,157	146,490	24,471	460,534
Total operating expenses	670,507	987,137	2,181,835	3,771,350
LOSS FROM OPERATIONS	(2,242,320)	(881,624)	(3,462,193)	(3,459,171)
Change in fair value of derivative liabilities	(1,458,609)	263,199	(1,074,272)	164,941
Costs to induce exercise of warrants	–	–	(671,809)	–
Interest expense	(490,228)	(393,958)	(1,481,996)	(1,390,265)
NET LOSS	$(4,191,157)	$(1,012,383)	$(6,690,270)	$(4,684,495)
Net loss per share – basic and diluted	$(0.11)	$(0.03)	(0.18)	$(0.13)
Weighted average shares outstanding, basic and diluted	36,891,531	35,628,762	36,266,530	35,486,984

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (Unaudited)

	Common Stock, $0.001 Par Value		Additional Paid in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balances, December 31, 2011	35,641,530	$35,641	$18,283,624	$(22,395,105)	$(4,075,840)

Costs to induce exercise of warrants	–	–	671,809	–	671,809
Common stock issued upon conversion of shareholder loan	1,250,000	1,250	498,750	–	500,000
Fair value of warrants issued with convertible notes	–	–	109,140	–	109,140
Fair value of common stock transferred by shareholder to settle company debts	–		33,100	–	33,100
Net loss	–	–	–	(6,690,270)	(6,690,270)
Balances, September 30, 2012	36,891,530	$36,891	$19,596,423	$(29,085,375)	$(9,452,061)

 The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:

Net loss	$(6,690,270)	$(4,684,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,471	460,534
Fair value of common stock issued for services	–	23,250
Cost to induce conversion of warrants	671,809	–
Change in fair value of derivative liability	1,074,272	(164,941)
Write-down of non-recoverable inventories	1,345,111	–
Amortization of debt discount	1,234,140	1,133,738
Fair value of common stock contributed by shareholder to settle company debts	33,100	–
Changes in operating assets and liabilities:
Accounts receivable	675,901	(765,475)
Inventories	112,982	(972,250)
Prepaid expenses	(437)	(125,075)
Payroll Taxes payable	253,738	–
Accounts payable and accrued expenses	1,805,407	416,678
Customer advances	(662,290)	66,652
Net cash used in operating activities	(122,066)	(4,611,384)

Cash flows from investing activities:
Acquisition of property and equipment	–	(30,410)
Net cash used in investing activities	–	(30,410)

Cash flows from financing activities:
Bank overdraft	(11,785)	–
Proceeds from issuance of common stock upon exercise of warrants	–	148,665
Net proceeds from bank loan	–	299,941
Payment of loan payable to bank	(233,231)	–
Proceeds from issuance of convertible notes	340,000	–
Net cash provided by financing activities	94,984	448,606

Decrease in cash and cash equivalents	(27,082)	(4,193,188)
Cash and Cash equivalents, beginning of period	32,663	4,407,273
Cash and Cash equivalents, end of period	$5,581	$214,085

Supplemental Cash Flow Information:
Income taxes paid		$–
Interest paid	$47,913	$253,938

Supplemental non cash financing and investing activities:
Conversion of notes payable to common stock	$500,000	$297,250
Fair value of warrants issued with convertible notes payable	$109,140	$–
Fair value of derivative liability related to conversion feature and warrants issued in connection with exchange of notes payable	$829,429	$–
Fair value of derivative related to conversion feature in connection with secured notes payable	$136,850	$–

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

The purpose of this Amendment No. 1 to Form 10-Q (“Amendment”) is to amend our initial filing of a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012 (the “Initial Filing”), to reclassify $1,345,111 previously categorized as an Impairment Loss to a Write Down of Non-Recoverable Inventories under Cost of Revenues section in the Condensed Statements of Operations for the Three and Nine Months ended September 30, 2012 and 2011 (Unaudited) and to segregate $1,417,150 of accounts payable to related parties on the unaudited balance sheet at September 30, 2012. Except with respect to the changes in the financial statements described above, and corresponding changes to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, the Initial Filing has not been amended, updated or otherwise modified.

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

If adequate funds are not available, the Company may be required to further delay, scale back or eliminate portions of its operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of the Company’s proprietary technology and other important assets and could also adversely affect its ability to fund the Company’s continued operations and its product and service development efforts.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates relate to the recognition of contract revenues and estimated costs to complete, write-down of non-recoverable inventories, recoverability of reported amounts of long-lived assets, and assumptions made in valuing derivative instruments and equity instruments issued for compensation. Actual results may differ from those estimates.

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

At September 30, 2012, the Company conducted an assessment and determined that approximately $606,111 of its inventory and $739,000 of the value of the electric vehicles inventory held for lease by customer were non-recoverable inventories. (See Note 10.) Accordingly, the Company recorded a write-down of $1,345,111 of non-recoverable inventories.

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

During the years ended December 31, 2011 and December 31, 2010, the Company determined that there were no indicators of impairment of its recorded goodwill. During the year ended December 31, 2011, the Company determined that the value of its intangible asset related to the Distribution Agreement was impaired (See Note 9 for a description of the Distribution Agreement). Accordingly, the Company recorded an impairment loss of $935,583 that for the unamortized value of the Distribution Agreement as of December 31, 2011. During the nine months ended September 30, 2012 and September 30, 2011, the Company determined that there were no indicators of impairment of its recorded goodwill.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share (continued)

The following table summarizes the weighted average shares and common stock equivalents outstanding as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Weighted average shares outstanding	36,266,530	35,525,621
Common stock equivalents:
Options exercisable into common shares	–	1,416,695
Warrants exercisable into common shares	10,295,500	13,256,220
Notes payable convertible into common shares	6,814,583	3,900,758
Total, common stock equivalents	17,110,083	18,573,673

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses the Monte Carlo simulation model using the Black Scholes Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates through the June 30, 2012 reporting date. The Company used the probability weighted average Black-Scholes-Merton models to value the derivative instruments as of September 30, 2012. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2012 (Unaudited)	December 31, 2011
Computer equipment and software	$121,680	$121,680
Office furniture	35,300	35,300
Equipment	35,941	35,941
Leasehold improvements	21,711	21,711
Total property and equipment, cost	214,632	214,632
Less: accumulated depreciation and amortization	(180,174)	(155,703)
Property and equipment, net	$34,458	$58,929

Depreciation and amortization expense on property and equipment for the nine months ended September 30, 2012 and 2011 was $24,471 and $460,534, respectively.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 3 – LOAN PAYABLE – BRIDGE BANK

On February 25, 2009, the Company executed a Business Financing Agreement, dated February 18, 2009, with Bridge Bank, National Association (the “Lender”) (the “Initial Agreement”). The Initial Agreement has been amended by Business Financing Modification Agreements dated effective February 26, 2009 and August 4, 2009, respectively (the “Modification Agreements,” and together with the Initial Agreement the “Credit Agreement”). The Credit Agreement provides the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000 (the “Credit Facility”). At September 30, 2012, there was no balance due under the terms of the Credit Agreement and $38,385 was available. At December 31, 2011, $233,231 was outstanding and $66,601 was available under the terms of the Credit Agreement.

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

NOTE 4 – ADVANCES FROM SHAREHOLDERS

As of September 30, 2012 and December 31, 2011, $5,018 of advances from shareholders was advanced to the Company by its President, Mr. Balwinder Samra, and is payable to Mr. Samra. This amount due to Mr. Samra, a related party, is unsecured, non-interest bearing, and does not have defined terms of repayment.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

Convertible notes payable consist of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012 (Unaudited)	December 31, 2011
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012, and currently in default (1)	$25,000	916,500
Subordinated secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (2)	891,500	–
Subordinated secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (3)	340,000	–
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012, and currently in default (4)	1,330,000	1,330,000
Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (5)	775,000	775,000
Convertible notes payable	3,361,500	3,021,500
Less: note discount	(566,119)	(724,840)
Convertible notes payable, net of note discount	2,795,381	2,296,660
Less: current portion of subordinated unsecured notes	(2,795,381)	(1,483,168)
Convertible notes payable, net of note discount and current portion	$–	$813,492

(1)	A holder of $25,000 in principal of the Company’s 10% Unsecured Convertible Promissory Notes issued between March 25, 2009 and June 19, 2009 did not accept the Company’s offer under the Amendment and Exchange Agreements (see footnote 2 below) to exchange this note for an Amended Note that matures on March 31, 2013. As such, this 10% Unsecured Convertible Promissory Note matured on March 31, 2012 and is in default due to non-payment of the note by the Company.

(2)	Between March 25, 2009 and June 19, 2009, the Company entered into agreements with 34 accredited investors for the sale by the Company of an aggregate of $1,000,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment. The notes were due on March 31, 2012 and are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes). Additionally, the Company issued three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend. During the year ended December 31, 2011, $68,500 in principal amount of these notes was converted to 68,500 shares of the Company’s common stock. As of December 31, 2011, $916,500 in principal was outstanding under these notes.

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

As of September 30, 2012, the total discount of $566,119 is offset against the balance of the notes and Debentures for financial statement presentation. During the nine months ended September 30, 2012, amortization of loan discount was $1,234,140.

The aggregate fair value of the derivative liabilities as of September 30, 2012 and December 31, 2011 was $2,716,835 and $676,284, respectively, (See Note 6).

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

At the date of issuance and as of December 31, 2011, the derivative liabilities were valued using Monte Carlo simulation model. As of September 30, 2012, the derivative liabilities were valued using a probability weighted average Black-Scholes pricing model with the following assumptions:

	September 30, 2012	At Date of Issuance	December 31, 2011
Conversion feature:

Risk-free interest rate	0.13%	0.19%	0.09%
Expected volatility	223.51%	98.14%	98.40%
Expected life (in years)	0. 5 years	1.0 year	.75 years
Expected dividend yield	0	0	0

Warrants:
Risk-free interest rate	0.31%	0.51%	0.54%
Expected volatility	223.51%	98.14%	105.30%
Expected life (in years)	2. 5 – 3.0 years	3.0 years	3.75 years
Expected dividend yield	0	0	0

Fair Value:
Conversion feature	1,885,926	649,463	263,984
Warrants	830,809	316,816	412,300
	$2,716,835	$966,279	$676,284

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.40	8,745,500	$0.40	2.3	8,745,500	$0.40
$0.64	1,500,000	$0.64	3.2	1,500,000	$0.64
$1.00	50,000	$1.00	1.3	50,000	$1.00
	10,295,500			10,295,500

As of September 30, 2012, the aggregate intrinsic value of the warrants outstanding and exercisable was $699,640.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

NOTE 10 – INVENTORY HELD BY CUSTOMER

In November 2010, T&K Logistics, the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan, agreed to lease 10 of the Company’s Nautilus yard tractors for use at the assembly plant for a period of 36 months.  Although the Company shipped five of its Nautilus XR E20s to T&K Logistics during the first six months of 2011, T&K Logistics has failed to accept delivery of these units and, as a result, has failed to make any payments owed to the Company under the lease. The Nautilus XR E20s that the Company shipped to T&K Logistics featured battery systems with double the battery energy and, therefore, double the range of the Company’s Nautilus XE20s.  Although the Company experienced certain delays during the installation of charging systems into the tractors at T&K Logistics’ facility, the Company believes that five units under current conditions operate satisfactorily and have incurred significant hours of use. The Company has delayed shipment of the remaining units to T&K Logistics until the previously delivered five units are accepted by T&K Logistics.

On September 21, 2012, T&K Logistics, Inc. filed a complaint (the “Complaint”) in the Superior Court of California, County of Los Angeles (Case No.: BC492619) against the Company. The Complaint relates to the lease agreement between the Company and T&K Logistics regarding the Company’s yard tractors. The Complaint purports to state the following three counts against the Company: (i) breach of contract, (ii) specific performance, and (iii) negligent misrepresentation and seeks compensatory damages of not less than $453,897. The Company intends to vigorously defend against T&K Logistics’ claims. On November 19, 2012, the Company filed an answer to the Complaint denying all allegations in the Complaint. On that same date, the Company filed a cross-complaint against T&K Logistics for breach of contract and common count—goods and services rendered and seeking damages in the amount of $300,000.

At September 30, 2012, the Company conducted an assessment and determined that approximately $739,000 of the value of the electric vehicles inventory held for lease by customer were non-recoverable inventory and this is included in the write-down of $1,345,111 of non-recoverable inventories on the accompanying condensed statement of operations (see Note 1).

NOTE 11 – PURCHASE AND REPRESENTATION AGREEMENT

On July 9, 2012, the Company entered into a Purchase and Representation Agreement (the “Lego Agreement”) with Lego Battery Sales, LLC (“Lego”). The terms of the Lego Agreement call for the sale by the Company to Lego of 1,000 batteries for an aggregate sales price of $350,000.

The Lego Agreement further requires that the Company serve as Lego’s exclusive sales agent and representative to market and resell the batteries on behalf of Lego. The sales prices of the batteries must be at a minimum sales price of $490 per battery. In consideration for its services as sales agent and representative, the Company shall earn a sales commission equal to the excess of the sales price of each battery above the minimum sale price The Lego Agreement is secured by a pledge of 2,450,000 shares of common stock owned individually by the Company’s president; Mr. Balwinder Samra. If Lego does not sell the minimum consideration of $490,000 for the sale of the 1,000 batteries by January 9, 2013, Lego may foreclose on these pledged shares. The term of the Lego Agreement is for six months and may be extended by mutual consent of the parties.

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

Recent Developments

Overview

The Company’s obligations on convertible debt and delinquent payroll taxes raises substantial doubt about the Company’s ability to continue as a going concern The Company has been, and currently is, working towards identifying and obtaining new sources of financing. No assurances can be given that the Company will be successful in obtaining additional financing in the future.  Any future financing that the Company may obtain may cause significant dilution to the existing stockholders and may require the Company to relinquish rights and/or control of the ownership of Company’s proprietary technology and other important assets. The Company may be required to further delay, scale back or eliminate portions of its operations and product and service development efforts.

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

During 2011, we introduced our charging systems, which vary in capacity, ranging from 8 kW to 120 kW in power and 200 Volts to 700 Volts in charge voltage. Our charging systems feature 8 kW modules that are connected in series to achieve a maximum charge rate of 120 kW, and they are equipped with our proprietary software that conforms to Society of Automotive Engineers J1772 communication and protocol requirements.

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

We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates relate to the recognition of contract revenues and estimated costs to complete contracts in process, recoverability of inventories, and recoverability of reported amounts of long-lived assets. Actual results may differ from those estimates.

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

Derivative Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, through June 30, 2012 we used the Monte Carlo simulation model to value the derivative instruments at inception and on subsequent valuation dates as of September 30, 2012, the derivative liabilities were valued using a probability weighted average Black Scholes pricing model. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Financial Condition and Results of Operations

Our total revenues decreased by $122,619, or 15%, to $712,324 for the three months ended September 30, 2012 as compared to $834,943 for the three months ended September 30, 2011. The decrease in revenues was as a result of lower sales of electric yard tractors when compared to previous period. Gross profit (loss) during the nine months ended September 30, 2012 was a loss of $1,280,358 as compared to a gross profit of $312,179 during the same period in 2011, representing a decrease of $1,592,537, or 510%. The gross loss is primarily due to a $350,000 sale of batteries to a wholesale customer at a loss and the markdown of $1,345,111 of non-recoverable inventories. Our decision to sell a particular configuration of batteries to a wholesale customer was prompted by our desire to reduce inventory and generate cash for operations.

We reported a net loss of $4,191,157 for the three months ended September 30, 2012 as compared to a net loss of $1,012,383 for the three months ended September 30, 2011. Net loss as a percentage of sales during the nine months ended September 30, 2012 was 588%, as compared to net loss as a percentage of sales of 121% during the three months ended September 30, 2011. The increase in losses during the three months ended September 30, 2012, is primarily attributable to the decrease in revenues, a negative gross margin resulting from sales of $350,000 in batteries to wholesale customer, the markdown of $1,345,111 of non-recoverable inventories ,offset by decreases in general and administrative expenses, research and development costs, and depreciation. These are further offset by an increase in interest expense of $96,271. During the three months ended September 30, 2012, a $1,458,609 loss in the fair value of the derivative liability was realized while a $263,199 gain in the fair value of the derivative liability was realized during the three months ended September 30, 2011.

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

As of September 30, 2012, we had a working capital deficiency of $9,667,419; an accumulated deficit of $9,452,061 and reported a net loss for the nine months ended September 30, 2012 of $6,690,270. Our plans for correcting these deficiencies include the future sales of our products and the raising of capital, which we expect would help provide us with the liquidity necessary to meet operating expenses. Over the longer-term, we plan to achieve profitability through the sale of our drive systems, electric vehicles, battery systems and other products.

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

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenues.

Third Quarter of 2012 Compared to the Third Quarter of 2011

	Three Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2012	2011
Net revenues	$712,324	$834,943	$(122,619)	$(15)%	100%	100%
Cost of revenues	939,026	729,430	(209,596)	(29)%	132%	87%
Write-down of non-recoverable inventories	1,345,111	–	(1,345,111)	(100)%	189%	–
Gross profit (loss)	(1,571,813)	105,513	(1,677,326)	(1,590)%	(221)%	13%
General and administrative expenses	615,460	709,827	94,367	13%	86%	85%
Research and development	46,890	130,820	83,930	64%	7%	16%
Depreciation and amortization	8,157	146,490	138,333	94%	1%	18%
Change in derivative liability	(1,458,609)	263,199	(1,721,808)	(654)%	(205)%	32%
Interest expense	(490,229)	(393,958)	(96,271)	(24)%	(69)%	47%
Net loss	$(4,191,157)	$(1,012,383)	$(3,178,774)	$(973)%	(588)%	(121)%

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

Write-down of non-recoverable inventories. The write-down of non-recoverable inventories of $1,345,111 during the third quarter of 2012 is attributable to the write-down charges of $606,111 attributable to inventory and $739,000 attributable to the equipment inventory held for lease by customer under an agreement with T&K Logistics. During the third quarter of 2012, the Company determined these assets were non-recoverable and recorded the corresponding write-down of non-recoverable inventories.

Gross Profit (Loss) . During the third quarter of 2012, we generated a gross loss as a percentage of net revenues of 1,590% as compared to a gross profit as a percentage of net revenues of 13% for the third quarter of 2011. This decrease in gross profit margin is due to the sale of $350,000 in batteries at wholesale, at a loss, during the third quarter of 2012 and the write-down of $1,345,111 of non-recoverable inventories during the same period.

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

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

	Nine Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Nine Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2012	2011
Net revenues	$1,860,522	$1,450,549	$409,973	28%	100%	100%
Cost of revenues	1,795,769	1,138,370	657,399	58%	97%	78%
Write-down of non-recoverable inventories	$1,345,111	–	1,345,111	100%	189%	–
Gross profit (loss)	(1,280,358)	312,179	(1,592,537)	(510)%	69%	22%
General and administrative expenses	1,966,206	2,886,272	(920,066)	(32)%	106%	199%
Research and development	191,159	424,544	(233,385)	(55)%	10%	29%
Depreciation and amortization	24,471	460,534	(436,063)	(95)%	1%	32%
Change in derivative liability	(1,074,272)	(164,941)	(1,239,213)	(751)%	(58)%	11%
Cost to induce exercise of warrants	(671,809)	–	(671,809)	(100)%	(36)%	0%
Interest expense	(1,481,996)	(1,390,265)	(91,731)	(7)%	(80)%	96%
Net loss	$(6,690,270)	$(4,684,495)	$(2,005,775)	(973)%	(360)%	(323)%

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

Write-down of non-recoverable inventories. The write-down of non-recoverable inventories of $1,345,111 during the first nine months of 2012 is attributable to the write-down charges of $606,111 attributable to inventory and $739,000 attributable to the equipment inventory held for lease by a customer under an agreement with T&K Logistics. During the third quarter of 2012, the Company determined these assets were non-recoverable and recorded the corresponding write-down of non-recoverable inventories.

Gross Profit (Loss) . During the first nine months of 2012, our gross loss as a percentage of net revenues of 69% was mainly attributable to the sale of $350,000 of batteries to a wholesale customer at a loss and the write-down of $1,345,111 of non-recoverable inventories. During the first nine months of 2011, our gross profit as a percentage of net sales of 22% was attributable to the higher margins on the sales of drive systems attributed to improved manufacturing utilization and the lower material costs.

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

If adequate funds are not available, we may be required to further delay, scale back or eliminate portions of our operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our proprietary technology and other important assets and could also adversely affect its ability to fund our continued operations and its product and service development efforts.

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

Cash used by operating activities for the first nine months of 2012 was $122,066 as compared to $4,611,384 of cash used in operating activities for first nine months of 2011. During the first nine months of 2012, cash used by operating activities included a net loss of $6,690,270, depreciation and amortization of $24,471, amortization of note discount of $1,234,140, cost to induce conversion of warrants of $671,809, fair value of common shares transferred by a shareholder to settle debt of $33,100, write-down of $1,345,111 of non-recoverable inventories, change in fair value of derivative liability of $1,074,272, and net cash flows from operating assets and liabilities of $2,185,301. Material changes in asset and liabilities at September 30, 2012 as compared to December 31, 2011 that affected these results include:

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

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association, or Bridge Bank Agreement. The Bridge Bank Agreement, as amended to date, provides us with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000.The credit facility is formula-based and generally provides that the outstanding borrowings under the credit facility may not exceed an aggregate of 80% of eligible accounts receivable. We must immediately pay any advance made under the credit facility within 90 days of the earlier of (i) the invoice date of the receivable that substantiated the advance and (ii) the date on which the advance was made. Interest on the credit facility is payable monthly. As of September 30, 2012, there was no outstanding balance under the credit facility and $38,385 was available. The interest rate is variable and is adjusted monthly based on the per annum prime rate as published by Bridge Bank plus two percentage points, subject to a minimum rate of 6.0% per annum. In the event of a default and continuation of a default, Bridge Bank may accelerate the payment of the principal balance requiring us to pay the entire indebtedness outstanding on that date. Upon the occurrence and during the continuation of an event of default, the interest rate applicable to the outstanding balance borrowed under the credit facility will be increased by five percentage points above the per annum interest rate that would otherwise be applicable. The credit facility is secured by a continuing first priority security interest in all of our personal property (subject to customary exceptions). The credit facility may be terminated at any time by either party.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  We do not expect adoption of this standard to have a material impact on our results of operations, financial condition, or liquidity.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

On September 21, 2012, T&K Logistics, Inc. filed a complaint, or Complaint, against us in the Superior Court of California, County of Los Angeles (Case No.: BC492619). The Complaint relates to the lease agreement between us and T&K Logistics regarding our yard tractors. (See Note 10). The Complaint purports to state the following three counts against us: (i) breach of contract, (ii) specific performance, and (iii) negligent misrepresentation and seeks compensatory damages of not less than $453,896.75. We intend to vigorously defend against T&K Logistics’ claims. On October 19, 2012, we filed an answer to the Complaint denying all allegations in the Complaint. On that same date, we filed a cross-complaint against T&K Logistics for breach of contract and common count—goods and services rendered and seeking damages in the amount of $300,000.

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

We are in default on secured and unsecured convertible notes which have an aggregate outstanding principal amount of $3,361,500 as a result of our inability to pay $242,989 of accrued interest on these notes.  As a result, the holders of the convertible notes have the right to accelerate the outstanding principal and accrued and unpaid interest on these notes.  We are also in default on an unsecured convertible note in the principal amount of $25,000 that matured on March 31, 2012.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

We are in default on certain of our secured and unsecured convertible notes having an aggregate outstanding principal amount of $3,361,500 as a result of our inability to pay $242,988 of accrued interest on these notes. As a result, the holders of the convertible notes have the right to accelerate up to $3,604,488, representing the outstanding principal and accrued and unpaid interest on these notes.

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

Date: December 10, 2012	BALQON CORPORATION

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

