Form 10-K
period 2012-12-31
BALQON CORP.
filed 2013-06-14
CIK 1169440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of such stock on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $ 4,112,573.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of June 7, 2013 was 36,891,530

DOCUMENTS INCORPORATED BY REFERENCE

None

BALQON CORPORATION

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

PART I

Item 1.        Business.

Recent Developments

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. See “Risk Factors.”

During the first three months of 2013, significant portion of our engineering effort has been focused on designing an electric drive system for a six meter bus being jointly developed by us and Sichuan Automotive Group for inner city applications in China. In November 2012, we signed a Joint Development Agreement between our companies and received a purchase order to develop a zero emissions battery-powered inner city six meter bus for the China market. Sichuan Automotive is a leading provider and operator of buses in central China and also manufactures all electric SUV’s for the local market.

In March 2013, we signed a Memorandum of Understanding with a large port operator in Turkey to develop the electric yard tractor market in Turkey. Under this Agreement, we have agreed to jointly develop a repower kit for diesel yard tractors operated in the region to convert diesel yard tractors to electric yard tractors. In March 2013, we received a purchase order for our electric yard tractor, the Nautilus XRE20, which will be used for testing and evaluation at a port terminal in Turkey.

In April 2013, we signed a Memorandum of Understanding with the second largest truck and bus manufacturer in China to integrate our resources to develop electric buses for the China and North American markets. Under the terms of the memorandum of understanding, both companies have agreed to cooperate in developing zero emission battery powered electric bus prototypes for the China and North American markets. Under the terms of the Memorandum of Understanding, we have agreed to be sole the distributor of the resulting products worldwide, while our Chinese partner has agreed to be responsible for all manufacturing and marketing activities in China.

Business Overview

We are a developer and manufacturer of electric vehicles, drive systems and lithium battery energy storage systems. Our product line includes battery powered heavy-duty on-road trucks and off-highway yard tractors, designed to transport cargo loads of up to 30 tons in short haul applications. We also design, assemble and distribute lithium battery powered energy storage solutions to electric vehicle manufacturers, renewable energy storage providers and industrial equipment manufacturers.

Our business strategy leverages our ability to integrate our core technologies, a flux vector inverter, a battery management system (“BMS”), and a battery charger into a seamless operating system that provides superior ease-of-use to our customers. We believe continued investment in research and development of electric vehicle, charger and battery system technologies is critical to the sale of innovative products and technologies. As part of our strategy, we plan to partner with solution providers in the solar, wind and renewable energy marketplace to jointly develop product solutions for emerging energy storage markets. We also plan to continue our expansion into the global vehicle market through joint development of electric trucks and buses with original equipment manufacturer (“OEMs”) in the emerging markets. Our sales strategy includes expanding our online sales through addition of third party accessories and components related to energy storage markets.

We founded Balqon Corporation to develop inverter technology for electric vehicles with a focus on heavy-duty truck and bus applications. In 2007, we designed and manufactured the world’s first battery powered heavy duty electric tractors for use at Port of Los Angeles to transport 30 ton containers in both off-highway and short haul applications. Our first product, the Nautilus XE20, featured our proprietary drive systems that was comprised of an electric motor, transmission, our proprietary flux vector motor controller (which controls the speed of an electric motor by varying the input frequency and voltage from a vehicle’s batteries), power electronic components and proprietary software configured to specific application needs.

In 2009, we incorporated lithium batteries to increase range of our yard tractor to 150 miles on a single charge. Our lithium battery system also featured our proprietary BMS with operating software designed to protect lithium batteries during over-charge and discharge condition. We also developed fast battery charging system for our trucks and tractors to reduce charge time from 8 hours to 2.5 hours.

We are the exclusive distributor of lithium batteries manufactured by Winston Battery Limited. Our distribution agreement provides us access to low cost lithium iron phosphate batteries in the sizes varying from 40 amp hour to 1,000 amp hour batteries. Winston Battery Limited is an exclusive developer and manufacturer of high capacity lithium batteries ranging from 400 amp hour to 1000 amp hour. We develop, manufacture and market lithium battery storage products designed to be direct replacement of lead acid battery systems.

Our core technologies of inverters, BMS, charger, software, operating system and lithium batteries provides us ability to partner with OEMs’ of fossil fuel based vehicles and lead acid battery based energy storage system manufacturers. Our ability to provide drive systems, battery systems and battery chargers integrated by our proprietary operating system reduces development time and costs for our OEM customers.

We have jointly developed heavy-duty trucks, tractors and buses with OEMs in Europe, China, India and United States. We believe familiarity with local brands, designs, ergonomics and service network is essential to customers purchase decision.

We have made significant investments in integrating our drive systems into third party OEM vehicle platforms, and believe market introduction of these localized vehicle platforms will provide increased sales for our drive systems. Our joint product development efforts have focused on markets with high urbanization and air pollution to provide us the best opportunity for sales. In smaller regional markets we utilize qualified dealer network to promote and service our products.

Our products include the following battery powered electric trucks and tractors: (i) the Nautilus XRE20, a heavy-duty electric yard tractor; (ii) the Nautilus MX30, a heavy-duty, Class 8 electric short-haul tractor; and (iii) the Mule M150, a heavy-duty, Class 8 electric inner city delivery truck. We also market and sell lithium battery cells and storage solutions under the brand name HIQAP™. We sell our trucks and tractors through a direct sales force and dealers, while our battery related products and accessories are marketed through our online store and retailers of energy storage products. During the first three months of 2013, significant portion of our engineering effort has been focused on designing an electric drive system for a six meter bus being jointly developed by us and Sichuan Automotive Group for inner city applications in China. In November 2012, we signed a Joint Development Agreement between our companies and received a purchase order to develop a zero emissions battery-powered inner city six meter bus for the China market. Sichuan Automotive is a leading provider and operator of buses in central China and also manufactures all electric SUV’s for the local market.

In March 2013, we signed a Memorandum of Understanding with a large port operator in Turkey to develop the electric yard tractor market in Turkey. Under this Agreement, we have agreed to jointly develop a repower kit for diesel yard tractors operated in the region to convert diesel yard tractors to electric yard tractors. In March 2013, we received a purchase order for our electric yard tractor, the Nautilus XRE20, which will be used for testing and evaluation at a port terminal in Turkey.

In April 2013, we signed a Memorandum of Understanding with the second largest truck and bus manufacturer in China to integrate our resources to develop electric buses for the China and North American markets. Under the terms of the memorandum of understanding, both companies have agreed to cooperate in developing zero emission battery powered electric bus prototypes for the China and North American markets. Under the terms of the Memorandum of Understanding, we have agreed to be sole the distributor of the resulting products worldwide, while our Chinese partner has agreed to be responsible for all manufacturing and marketing activities in China.

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

In 2007, we received a grant from the California Air Quality Management District (“AQMD”) and the City of Los Angeles to demonstrate the world’s first heavy-duty, Class 8 electric tractor for drayage applications. In 2007, we demonstrated the viability of all electric Class 8 tractors as a zero emissions solution for marine terminal applications.

In 2008, we received purchase orders from the City of Los Angeles and the AQMD for electric yard tractors and short-haul drayage tractors, under both purchase agreements we are obligated to pay a royalty fee of $1,000 per heavy-duty electric vehicle sold. During that year, we leased our manufacturing facility in Harbor City, California to commence production for electric yard tractors and short haul drayage tractors. In addition, we acquired substantially all assets and intellectual property of Electric Motorsports, LLC, or EMS, which had been engaged in developing, designing and manufacturing flux vector motor controllers for use in automotive products and material handling equipment since 1997.

In 2009, we delivered the first all electric yard tractors, Nautilus XE20, to the AQMD and the City of Los Angeles. In addition we delivered a Nautilus XE30, an on-road electric drayage truck for test and demonstration. We also incorporated lithium batteries into our products and demonstrated a range of over 150 miles on single charge on our NautilusXE30.

In 2010, we entered into a Joint Development Agreement with the second largest truck and bus manufacturer in India to develop six prototype vehicles (trucks and buses) for the Indian market. We also signed a three year Distribution Agreement (“Distribution Agreement”) with Seven One Limited (“SOL”) under which we have been appointed as the exclusive distributor of lithium batteries manufactured by SOL. In addition, we raised $7,350,000 in gross proceeds through the sale of our convertible notes, convertible debentures, common stock and warrants in several private placement transactions with accredited investors. We also signed a lease Agreement for 10 of our Nautilus XRE20 yard tractors; with T&K logistics, a provider of logistics services for Ford Motor Company.

In 2011, we developed a proprietary 160 kilowatt (“kW”) high frequency charger and battery management system to reduce charge time to two hours on all our products. In addition we developed a 1 mega watt hour energy storage system for load shaving, off-grid application. We also developed and shipped an electric drive system for a yard tractor manufacturer in Belgium to address the European market for electric yard tractors. During 2011, we spent significant research and development efforts to develop various configurations of lithium energy storage systems for telecommunication and commercial customers. We also began shipment of our Nautilus XRE20 to T&K logistics for operation at a Ford plant in Michigan and to other industrial customers. In addition, we developed and shipped a Class 7 medium duty truck, the Mule M100 to a shuttle bus manufacturer in California.

In 2012, we developed high energy capacity lithium battery energy storage systems for the solar, wind and telecommunication industry. We also developed lead acid replacement packs for baggage tractors used at airports and industrial warehouses. We also received a purchase order for electric drive systems from a European manufacturer of yard tractors, located in the Netherlands. Our OEM partners in Europe (Belgium and the Netherlands) introduced two new products to the market, showcasing our electric drive system. During 2012, significant resources were allocated to the development of an on-road heavy-duty electric tractor, the Nautilus MX30. Currently the vehicle is undergoing on-road testing and complies with Department of Transportation (“DOT”) regulations for on-road Class 8 tractors. This development also resulted in the receipt of a grant from the AQMD for the development of three additional tractors for testing at the Port of Los Angeles for which we are still awaiting contract documents. In 2012, we signed a Joint Development Agreement with fifth largest bus manufacturer in China to develop an all-electric inner city bus.

Electric Vehicle Industry

We are a developer, manufacturer and seller of electric vehicle and electric drive systems for heavy duty trucks, tractors and buses. We predominantly compete with vehicles powered by diesel fuel which is considered to be cause of significant air pollution in urban centers around the world. Over the past five years significant government regulations and incentives have targeted curbing diesel emissions generated by heavy-duty trucks and buses around the world.

Electric Buses

In 1985, 40% of the world’s population was living in urban centers and it is estimated that 60% of the world’s population will reside in urban centers by 2025. Most of the urban growth is the result of transitioning from an agricultural economy to an industrial economy in large developing countries like China and India. Along with a high rate of urbanization comes urban air pollution which requires deployment of new clean transportation technologies in large urban centers like Beijing, China and New Delhi, India. In 2012, our efforts have focused on creating strategic partners in China and India anticipating government regulations and incentives promoting the use of zero emissions electric buses. We believe our strategic relationships with three large bus manufacturers in China and India to provide electric drive systems will allow us to participate in this growth market.

Electric buses, which require neither great range nor speed and can be partially recharged during their journeys as they stop for passengers, are seen as the most promising area for potential growth of green urban public transport. The United States-based market research and consulting firm Pike Research forecasted in August 2012 that the global market for all electric-drive buses including hybrid, battery electric and fuel cell buses will grow steadily over the next six years, with a compound annual growth rate of 26.4% from 2012 to 2018. According to Pike Research, the largest sales volumes will come in Asia Pacific, with more than 15, 000 electric buses being sold in that region in 2018, representing – 75% of the world’s total.

A December 2012 report by the research and consultancy firm of IDTechEx forecasted that the market for electric buses and taxis will grow from $6.24 billion in 2011 to $54 billion in 2021, with the largest part of the increase comprised of buses. We believe that China and India will become by far the largest market for both electric buses and electric taxis.

Electric Yard Tractors

Yard tractors, also known as a yard goat or a utility tractor rig, are primarily designed to transport containers and trailers in marine terminals, industrial warehouse, manufacturing plants, intermodal facilities and military bases. Prior to 2008, yard tractors were not considered as vehicles and therefore emission standards were not enforced on yard tractor engines. In 2009, new regulations issued by the California Air Resources Board (“CARB”) required all yard tractors to be classified as vehicles and required them to comply with heavy-duty truck emission standards. New regulations require that all yard tractors in use in California must comply with vehicle emission standards prior to year 2016.

In 2007, we were the first company to develop, manufacture, market and demonstrate the feasibility of electric yard tractors in the container handling industry. In 2010, our lithium battery powered yard tractor demonstrated twelve hours of use on a single charge. We have developed strategic partnerships with OEMs of diesel tractors worldwide and assisted in the integration of our electric drive system into an OEM chassis. Currently, our electric drive system is used by three of the six manufacturers of yard tractors. Electric yard tractors with our electric drive systems and are currently being demonstrated in Europe and the United States.

We believe that poor fuel efficiency and maintenance cost of diesel yard tractors makes electric yard tractors ideal choice for off-highway container handling applications. The continued development of the electric yard tractor market depends on its economic viability when compared to diesel tractors. In the short term, we rely on government subsidies, regulations or incentives to meet cost parity with diesel tractors, however higher diesel costs (due to increasing carbon tax on diesel) combined with lower battery costs may make us cost competitive with diesel yard tractors in the future.

Electric Trucks and Tractors

In 2006, heavy-duty trucks represented approximately 22% of the transportation emissions in the United States, up 7% from the previous decade. In 2008, the trucking industry generated about 363 million metric tons of CO2. Class 8 trucks are the largest CO2 emitter and fuel user, consuming 1.57 million barrels per day. Current fuel economy is estimated to be 6.0 mpg and projected to rise to 6.8 mpg by 2025.

Pollution restrictions in mature markets (North America and Europe) have grown steeply in recent years. Manufacturers have responded to the emission and fuel consumption challenge through introduction of new emission control technologies. Due to the high rate of heavy-duty truck growth in emerging markets, the environmental demands are tightening and reaching mature market levels. Recent adoption of Euro IV standards for new trucks in India and China indicate that emerging markets are closing the emissions gap between emerging and mature markets. Although pollutants like NOx and diesel particulate matter have been reduced by 85% during the past 10 years, the challenge to reduce CO2 still remains, which can only be reduced through improved fuel economy of the vehicles. Higher carbon taxes on CO2 emissions have resulted in increase of diesel fuel cost, thereby increasing total cost of ownership (“TCO”) of heavy-duty trucks.

The heavy-duty truck business has always been characterized by an emphasis on TCO. In the heavy-duty European truck market, 30% of TCO is related to fuel cost, 26% to driver wages, 18% to overhead, 10% to vehicle depreciation and other 16% related to vehicle insurance, maintenance, road tax and tires. Rising fuel costs due to high CO2 taxes combined with higher vehicle cost due to new engine emission technologies require vehicle owners to seek alternatives to lower their TCO.

Approximately 640,000 new heavy-duty trucks are sold in United States each year. A DOT report estimates that approximately 3% of the trucks are used in short-haul applications (less than 150 miles per day). We believe current battery technology is adequate to address short-haul application needs in the United States markets. Lower fuel and maintenance costs of electric trucks and tractors lowers the total cost of ownership in certain applications like drayage applications at the Port of Los Angeles, where 14,000 heavy-duty trucks travel less than 80 miles per day delivering containers from marine terminals to near dock rail yards. In 2012, we conducted on-road tests on our Nautilus MX30 heavy-duty electric tractor transporting fully loaded containers, with a range of 88 miles on single charge.

In 2010, the market for heavy-duty trucks worldwide exceeded 2.9 million units per year with four of the top five manufacturers located in China and India. As urbanization grows in China and India, the market share for heavy duty trucks has lowered in North America from 62% in 2006 to 43% in 2012. Meanwhile, the world market share of heavy duty trucks from India and China has increased from 20% in 2006 to 38% in 2012. The market for heavy-duty trucks has significant regional differences in terms of price and performance, therefore approach of a global truck model is not a viable option. Global manufacturers have adjusted their strategies to develop regional products tailored to local needs.

We have formed strategic partnerships with regional manufacturers in the Netherlands, Belgium, India and China to market our heavy-duty electric drive systems for integration into existing products. In order to compete with strong growth emerging markets we plan to develop market-tailored products, technologies, brands and pricing to take advantage of our first-to-market approach.

Electric Vehicle Regulations

In the United States, regulatory incentives for electric vehicles vary from local restrictions on industry to reduce fleet level emissions to statewide regulations to reduce greenhouse gas (“GHG”) emissions generated by fuels. Currently, 32 states have set some form of executive or statutory targets for greenhouse gas emissions. States with emission targets generally have a climate action plan to reduce emissions generated by the transportation sector.

In California, the fuel suppliers of both diesel and gasoline are required to reduce emissions by 10% between 2010 and 2020. California’s expectation is that compliance with the standard will be achieved through a combination of lower carbon fuels and market penetration of advanced technology vehicles, including electric vehicles. In order to comply with the low carbon fuel standard one method can be purchasing market-based low carbon fuel credits from electric vehicle users or manufacturers.

Starting with 2012 model year, the Corporate Average Fuel Economy standard rules requires manufacturers of heavy-duty trucks to improve fleet wide fuel economy and reduce greenhouse gas emissions by approximately 15% by the year 2018. While the standards can be met by adoption of conventional technologies such as more efficient engines, we expects that some of the rules may provide inherent incentives for manufacturers to pursue more advanced technologies including electric vehicles.

Globally, a carbon tax is the most commonly used regulatory means to directly tax fossil fuels based on GHG emissions. Carbon tax on diesel and gasoline fuel can vary from $1.00 per ton of CO2 emissions in India to $150 per ton of CO2 emissions in Sweden. The funds generated from taxes levied by local governments are generally used to promote use of low emissions or zero emissions technologies, such as electric vehicles.

Electric Vehicle Incentives

The United States federal government has enacted several incentive programs for electric vehicles ranging from, a plug-in electric vehicle credit between $2,500 to $7,500 for electric vehicles to manufacturing tax credits to encourage investment in the development of properties for the purpose of production of renewable energies and other technologies.

In 2010, President Obama signed legislation, H.R. 5809 (“Energy Policy Act”) authorizing grants, rebates or low cost loans to owners of diesel vehicles to reduce diesel emissions. Congress has appropriated $100 million per year in funding for fiscal years 2012 to 2016 under this program. We believe that since most diesel vehicles are medium or heavy-duty vehicles, these incentives may assist us in promoting heavy-duty trucks and electric drive systems.

Under the Energy Policy Act, 75% of new vehicles acquired by certain federal fleets must be alternative fuel vehicles. Executive Order 13423, issued in January 2007, requires federal agencies to reduce petroleum consumption by 2% per year and to continue to increase their alternative fuel used by 10% per year.

In 2012, California issued Executive Order B-16-2012 requiring the CARB and the California Energy Commission and other relevant agencies to support the infrastructure and manufacturing of electric vehicles. The Executive Order also requires widespread use of electric vehicles for buses and heavy duty trucks. It requires that relevant entities support deployment of 1.5 million zero emissions electric vehicles by end of 2025. The Executive Order requires 10% of California State owned fleet vehicles to be electric by 2015 and at least 25% of California State owned fleet vehicles be zero emissions by 2020.

California has allocated up to $12.0 million per year in grants under the hybrid and zero emissions truck and bus voucher incentive program under which electric trucks and buses may receive an incentive voucher for up to $35,000 per vehicle on a first come, first serve basis. The purpose of this program is to accelerate the deployment of hybrid and zero emissions medium and heavy-duty vehicles and vehicle technologies.

The Chinese government has appropriated $2.5 billion on a 10-city, 1,000 unit plan which requires the demonstration of 1,000 electric vehicles in each of 10 cities, with a particular focus on public transportation and government services. Under this project, battery powered electric buses receive a subsidy of $73,000 per bus to offset the incremental cost of an electric bus. According to HSBC Bank, China will represent 35% of the global electric vehicle market by 2020. In addition, according to China Automotive Energy Research Center, the Chinese government to date has invested $15 billion in an electric vehicle charging infrastructure across the country.

In India, the federal government has proposed $1.55 billion in incentives to boost manufacturing of electric vehicles in the country. In addition, import duties have been reduced on electric vehicle parts and batteries to promote electric vehicle development. We believe this initiative will provide a 40% reduction in the cost of our drive systems to our strategic partner in the region.

In Europe, governments have adopted a strategy of increasing taxes on fossil fuels to support a reduction in vehicle registration taxes for electric vehicles. For example, in Belgium, the federal government has created incentives through a 30% federal tax credit (max of €9,000) for electric vehicles, while the state government in the Walloon region is offering up to a €25,000 subsidy for the purchase of electric vehicles.

Lithium Battery Energy Storage

We believe the lithium battery energy storage technology holds the promise of providing numerous benefits across the energy delivery value chain – from generation to transmission and distribution to end user. Specifically, energy storage technology is considered a key component for the integration of high levels of renewable energy (solar, wind, thermal) as part of future electricity grids. The variable production output of wind and solar plants without energy storage provides limited ability for utilities to estimate and capture the full economic value of renewable energy. Historically, one of the most important grid storage functions has been “load-leveling,” or storing off-peak electricity during periods of low demand and releasing it during periods of high demand, enabling the decreased use of high-cost peaking generation. Increased implementation and adoption of renewable energy generation (primarily solar) has increased grid volatility due to intermittency in renewable energy generation, requiring an increase in off-grid storage to store generated energy at local user levels to reduce grid volatility. Some customers, particularly large commercial and industrial consumers, can capture some of the benefits of load-leveling and peak capacity via time-of-use or demand-based electricity rates. Energy storage at the utility level has primarily been through pumped hydro storage systems installed during 1970’s oil crisis. Today, new technologies like flywheels, compressed air, and battery storage are being used to add storage to manage grid volatility. We believe that small industrial, commercial and residential producers of solar energy are the fastest adopters of off-grid battery storage systems. In addition, the introduction of lithium batteries as the replacements to lead acid batteries in uninterruptible power supply systems can provide additional growth markets for lithium energy storage systems.

In 2010, California approved AB2514, which will require all investor-owned and publicly owned utilities to purchase new grid-connected energy storage systems or services of such systems with a minimum capacity of 2.25% of peak load by 2014, and 5% of the peak load by 2020. In Europe, carbon tax on utilities using coal, gas or fossil fuels has resulted in policies promoting use of renewable power generation. In Germany, 50% of the households are expected to be powered by solar panels by 2025, which will result in high growth for battery energy storage at residential level in the near future.

Higher fuel cost and emissions restrictions on stationary engines has led to the development of battery systems that can replace engine generators used in telecommunication towers. Innovative low energy consumption LED lighting has also created an opportunity for zero emissions, quiet mobile lighting products for the construction and mining industries.

Technologies and designs used in electric vehicles are similar to the expertise needed to develop, manufacture and sell energy storage systems. Most electric vehicle OEMs have entered the energy storage system markets to diversify their market opportunities. In 2012, we used our electric vehicle experience to develop and deploy a complete line of energy storage products ranging in energy from 10 kilowatt hour (“kWh”) to 1 megawatt hour.

Our Competitive Strengths

Our global strategy of developing strategic relationships with OEMs combined with a first to market, development, deployment and testing of our proprietary technologies provides our customers with a cost effective localized product solution. We believe that our electric vehicle components and energy storage products have a global demand and the size of market relies on regional factors, such as fuel costs, regulatory controls, public awareness, air pollution and economics. We believe that our strategy to use a global collaborative approach with local partners provides us with a more sustainable growth opportunity in the electric vehicle market. We believe the following competitive strengths serve as a foundation for our strategy:

—	Global Strategic Partnerships. We believe our strategic partnerships with OEMs of buses and trucks combined with our first to market strategy in Europe, India and China provides a competitive advantage in developing a market for heavy-duty trucks and buses in these regions. Our first to market approach also provides us with a better understanding of market needs and allows us to establish performance and cost benchmarks for our products and technologies in these regions.

—	Proprietary Technologies. Our research and development efforts during the past five years have resulted in the development of a proprietary electric vehicle controller, battery management system, charger and vehicle control software, which allows us to design and develop customized electric drive systems and energy storage products for our OEM customers. We believe reliability and performance of an electric vehicle primarily relies on successful integration of all relevant systems into a vehicle. We believe the knowledge gained from development of these core technologies allows us to provide customized solutions to our customers and strategic partners.

—	Capital Efficient Operating Model. We have significant global strategic partnerships with OEMs of heavy-duty trucks and buses, which we depend on to scale markets for our products and technologies. Our strategic partners have significant capital resources, relationships and other assets to develop new market opportunities. We believe this approach allows us to allocate appropriate capital and resources on research and development of new technologies for our customers.

—	Experienced Management Team. Our senior management team has over 80 years of combined experience in the electric vehicle industry and has extensive experience in startup technology companies within this industry. In addition, members of our senior management have significant experience within the transportation industry.

Our Strategy

We believe that growing environmental concerns related to heavy-duty vehicle emissions combined with our belief that electric vehicles are inherently more cost effective and reliable than fossil fuel powered vehicles are the primary value propositions of our electric vehicle products. In addition, a growing need for electrical energy in the developed and developing nations has resulted in the growth and adoption of renewable energy such as solar, wind and geothermal. We believe our first to market approach combined with our strategic relationships with large OEMs in Europe and Asia allows us the opportunity to scale and lead the market for heavy-duty electric vehicles. In North America our access to low cost lithium batteries through our strategic partner also provides us with a competitive advantage in the lithium energy storage market for telecommunications, solar and renewable energy storage markets. The primary elements of our business strategy include:

—	Global Products and Markets: In the growing market for electric vehicles and components, we plan to continue the development of strategic relationships with OEMs of heavy-duty and medium-duty vehicles including buses, tractors, trucks and industrial equipment. In addition, we plan to market and sell our energy storage products through a distribution network in North and South America.

—	Diversified Markets: Our core proprietary technologies of inverters, controllers, a battery management system and chargers are applicable to electric vehicle and energy storage applications. We plan to diversify our product offerings through the development or enhancement of our proprietary technologies that address the electric vehicle and renewable energy storage markets.

•	Leverage Our Assets and Our Partners’ Assets: We have strategic relationships with large OEMs of heavy-duty trucks and buses in Asia and Europe. Our strategic partners have substantially large customer bases, established distribution networks and financial resources to compete in the local and global markets. We plan to leverage our strategic partners’ strengths to jointly develop products and technologies that are cost competitive and technologically superior to those of our competitors.
•	Competitive Cost Structure: We believe that the size of the electric vehicle and lithium energy storage market is dependent upon the cost competitiveness of our products in relation to current fossil fuel based solutions, such as diesel trucks, buses and generators. We plan to utilize the lower labor costs and production efficiencies of our strategic partners in Asia to reduce costs of our products.

Our Technology

We compete in the electric vehicle and energy storage industries, each of which is undergoing rapid technological advances in the battery and power electronics components. In 2006, we developed inverter technology for use in heavy duty truck and bus markets. In 2007, we completed development of world’s first battery powered heavy-duty electric tractor for the Port of Los Angeles, which included our electric drive system powered by our proprietary flux vector motor controller (inverter) technology. In 2008, we acquired a manufacturer of electric vehicle inverters to complete our product line of inverters that range in power from 10 kW to 240 kW.

In 2009, we developed a lithium BMS we call QANBUSS™ for our trucks and tractors and demonstrated the world’s first lithium battery powered Class 8 truck showcasing our drive system and BMS technology. Our BMS offers many standard features for battery safety, data management, thermal regulation and seamless integration with our drive system via a J1939 Can Bus system. Our BMS monitors individual lithium battery cells during charge and discharge cycles using our proprietary operating system and vehicle algorithms.

In 2011, we developed high frequency rapid chargers for electric trucks and tractors ranging in power from 20 kW to 180 kW. Our battery charger, EQON™, includes our proprietary operating system that seamlessly integrates with our BMS and vehicle controls. In 2011, we deployed a 180 kW charger for use in off-grid energy storage application.

We believe the key to our technology is our operation system that integrates all our core technologies comprised of an inverter, battery charger and BMS system via a single operating system that monitors, computes, calibrates, communicates, diagnoses and stores critical parameters during operation. Our ability during the past four years to analyze such data and then improve upon our operating system has provided us with what we believe to be a valuable intellectual edge over our competitors.

In 2012, we invested significant resources in transitioning our core vehicle technologies to energy storage systems. Our QANBUSS™ system combined with our battery charger technology has allowed us to develop a lithium battery powered energy storage system for the renewable energy sector. In 2012, we installed a 1.0 mega watt hour energy storage system for an off-grid load balancing application. In addition, we also introduced our technology to a variety of telecommunication operators for cell tower backup applications.

Our Products

We design, develop, manufacture, market, sell and support heavy-duty trucks, tractors, electric drive systems, energy storage products and lithium batteries.

Electric Vehicles and Components

We offer a range of zero emission lithium battery powered heavy- duty tractors and trucks designed for both off-highway and on-highway applications. Our primary products are discussed below:

Nautilus XRE20 – Off-Highway Electric Yard Tractor

We are the first company to develop and deploy a lithium battery powered heavy-duty 30 ton capacity electric yard tractor in an industry dominated by diesel powered yard tractors. Our electric yard tractors are designed for off-highway use to transport containers at shipyards, rail yards, intermodal facilities, industrial plants, distribution warehouses, food production facilities, military bases and mail facilities. We believe that because our vehicles do not consume any energy while the vehicle is idling, our electric tractors have lower operating and maintenance costs during daily operations. Our tractors have a charge time of less than four hours and can operate for over 12 hours on a single charge.

Nautilus MX30 – Electric Short-haul Tractor

In 2012, we released the Nautilus MX30, a Class 8 heavy-duty electric tractor that replaces our Nautilus XE30 product. The Nautilus MX30 is built on freightliner truck chassis and designed to transport up to 25 ton loaded containers and trailers for short haul applications. The Nautilus MX30 features a 600 Volt, 240 kW electric proprietary drive system with maximum speed of 70 mph and range of 150 miles on single charge under unloaded conditions. The Nautilus MX30 is compliant with DOT regulations for on-road use and designed to transport containers in port applications.

Mule M100 – Medium-Duty Electric Truck

Our Mule M100, which replaces our earlier model Mule M150, is designed as a zero emissions solution for on-road inner city short-haul delivery applications. The Mule M100 is designed to transport loads of up to four tons at a top speed of 70 miles per hour and can travel up to 100 miles on a single charge and is ideal for daily, short-haul deliveries. The Mule M100 fully recharges in three hours and is DOT compliant.

Electric Drive Systems

We design, develop and manufacture electric drive systems to replace fossil fuel powered drive trains across various medium and heavy-duty product platforms. Our electric drive system includes an electric motor, our proprietary flux vector motor controller, an automatic transmission assembly and related vehicle operating software which can be configured to application needs. We jointly work with our OEM partners to design and configure our drive system for seamless integration into customer vehicle platforms. We target OEMs’ electric buses, trucks, tractors, large industrial forklifts, delivery vans, inner city delivery vehicles and material handling equipment.

Our current family of electric drive systems includes:

•	300 Volt, 240 kW electric drive systems for off-highway heavy duty tractor; medium duty on-highway electric buses, trucks and delivery vans; and
•	600 Volt, 240 kW electric drive systems for on-highway Class 8 heavy duty trucks, tractors and transit buses.

ZEVQON™ Motor Controllers

We develop, design, manufacture, market and sell a complete line of variable and fixed frequency inverters and controllers under the brand name ZEVQON™. ZEVQON™ is a central control device of an electric vehicle design that controls, monitors, calculates stores and communicates key vehicle parameters via a Can Bus. ZEVQON™ controllers are equipped with our proprietary vehicle operating system that contains software, algorithms and formulae that provide efficient conversion of energy from battery to propulsion. Our line of controllers range in power from 40 kW to 240 kW and operate in voltage range between 200-800 volts. Our motor controllers are used in electric buses, mining equipment, military vehicles, airport ground support equipment, delivery vans, trucks, tractors and automobiles.

EQON™ Battery Chargers

We develop, design, manufacture, market and sell a complete line of high frequency fast chargers for use in electric vehicle and energy storage applications. We offer a range of fast chargers for lithium battery charging, ranging in power from 20 kW to 180 kW. Our chargers are NEMA 3 rated for outdoor use and feature our proprietary operating system that controls, monitors, calculates stores and communicates via a Can Bus with our battery management system and vehicle controller.

QANBUSS™ Battery Management System

In 2009, we were the first company to introduce heavy duty electric tractor with lithium batteries monitored by our proprietary QUANBUSS™ BMS. Our BMS is a key to ensuring safety in a lithium battery system and designed to safeguard the cells from overcharge and over-discharge during operation. Our QUANBUSS™ features our proprietary operating system that controls, monitors, calculates stores and communicates via a Can Bus with each battery cell and reports the status of the battery system every 400ms to the vehicle or energy storage system controller. We believe that with over 30,000 hours of field operation, our QUANBUSS™ is one of the most reliable system in the industry.

Lithium Batteries

We are an exclusive distributor of lithium yttrium iron phosphate (“LYP”) batteries in North America, manufactured by Winston Battery Ltd., with capacities ranging from 20 amp hour to 1000 amp hour. Currently, we are the only provider of high capacity 700 amp hour and 1000 amp hour single cell mono-blocks of lithium iron phosphate batteries, ideal for heavy duty electric vehicle and energy storage applications. We believe our LYP batteries provide longer life, higher energy density, and greater transfer efficiency, thereby a lower life cycle cost than conventional lead acid batteries.

HIQAP ™ Energy Storage Products

Our HIQAP™ energy storage systems products consists of lithium batteries, a proprietary BMS and control software, fully integrated to provide efficient storage and supply of electrical energy generated by solar, wind, geothermal or grid. Energy storage systems are similar to our electric vehicle battery systems with a key differentiation of simultaneous bidirectional flow of electrical energy between components to balance the supply and demand of energy. We provide 10 kWhr to 500 kWhr energy storage system in both off-grid and on-grid applications. In 2012, we deployed 1mega watt hour HIQAP™ energy storage system for an off-grid 24/7 application.

Manufacturing and Assembly

Our executive offices and our manufacturing and assembly facility is located in Harbor City, California, where we lease 18,754 square feet of manufacturing, assembly and office space.

We final assemble our vehicles, drive systems, inverters, chargers and energy storage systems at our manufacturing facility in Harbor City. We utilize manufacturing facilities of our strategic partners in Belgium, Netherlands, India and China to assemble finished vehicles for regional markets. We also utilize our manufacturing facility to conduct lithium battery testing for our customers. Our entire current inventory is warehoused at our facility in Harbor City.

Our manufacturing process consists of assembly, software installation, functional testing and quality control. Testing and quality control processes are also applied to components, parts, sub-assemblies, and systems such as battery systems, drive systems and chargers. We also perform charging and discharging testing on all battery systems and individual batteries prior to shipment of our vehicles, drive systems and energy storage products.

Our engineering and procurement offices are also located at this facility to support our production needs. Our engineering and product development efforts are focused on product improvements, innovations, and cost reductions. Prototyping, testing and pre-production of our new vehicles, assemblies and components is conducted at our assembly facility. In addition, we also utilize outside services to conduct certification testing on our vehicles.

We estimate that our current manufacturing and assembly capacity at this facility provides us with the ability to substantially increase sales with the addition of direct labor personnel and relatively modest capital investments in plant, tooling and equipment. We believe that our facility is sufficient to meet our anticipated production needs over the next twelve months. As our demand for certain configurations grows, we plan to outsource additional non-critical operations to qualified suppliers in United States and Asia. The supply and manufacturing of a number of components, such as transmission, motor and vehicle chassis is sourced from manufacturers in the United States and Europe. In some cases we rely on single-source vendors or limited number of sources if we believe it is advantageous to do so due to performance, quality, support, delivery, capacity and price considerations. We believe that any disruption that may occur because of our dependency on single or limited source vendors would not disproportionately disadvantage us relative to our competitors. We believe our sourced manufacturers have sufficient manufacturing capacity to meet our current and future production needs.

All of our products carry a minimum of a one-year limited warranty with a prorated five-year warranty on batteries based on usage. Our key components are supplied with the manufacturer’s warranties which meet or exceed the warranties we provide to our customers. In addition, suppliers of our key components have an extensive global sales and service network to support our dealers and customer service needs in a timely manner.

Sales and Marketing

Our sales and marketing strategy focuses on users and manufacturers of renewable energy transportation and energy storage products. We use a variety of direct and indirect distribution channels, such as an online store, direct sales force, dealers, retailers and value added resellers to sell our products globally. We believe the technical nature of our product requires direct contact with a customer or end user to demonstrate the advantages of our technologies over those of our competitors. To ensure a high quality buying experience for our products, we rely on OEMs or local dealer networks to provide aftermarket support and service for our products.

Electric Vehicle Sales and Components

We market, sell and service our electric vehicles through a combination of direct sales force and an authorized and trained worldwide dealer network. In the United States, our customers are primarily local, state, federal government, port authority, large manufacturers, large distribution warehouses and military. Vehicle sales in the domestic market are primarily conducted by direct company sales. Prior to delivery we require qualification of local dealer to provide service and support to the customer during life of the vehicle. Our authorized dealers receive commissions along with installation fees as deemed appropriate to provide service and repair on products sold in assigned territory.

We market our electric drive systems to global OEMs of heavy duty trucks, tractors and buses. Our global strategy emphasizes first-to-market initiatives, where we identify regional OEMs who we can partner with to develop product solutions for specific market needs. We provide design services to our OEM customers which include development of new technologies and configurations that seamlessly integrate into OEM vehicle platforms. We rely on local branding and a distribution system of our OEM customers to promote completed vehicles in the region. In regions where a localization strategy may not be practical or effective, we utilize indirect distribution channels through local dealers or distributors to sell completed products manufactured by us or our OEM partners.

We market our proprietary electric vehicle components to manufacturers of electric trucks, buses and industrial equipment manufacturers. We utilize a direct sales force and online sales to promote and sell our complete line of electric vehicle controllers, battery systems and chargers. We also plan to expand our sales of third party electric vehicle components through our online store.

Lithium Batteries

We have multiple sales channels through which we engage our customers and sell lithium batteries, including online store, battery retailers and inside sales staff. Our online store, www.balqon.com/store.php, provides 24/7 shopping experience by providing battery information, brochures, pricing, freight costs and access to battery related technical information. These tools help customers make more informed purchasing decisions and more accurate lead times on batteries. We also offer clearance items on our online store for excess inventories and offer online specials to promote our products to new customers.

Our website also offers an on-line chat for our customers during work hours to answer technical or sales related inquiries. Our inside sales staff targets OEMs of electric vehicles and electric industrial equipment through data mining of industry specific magazines or articles. We also have qualified non-exclusive dealers and retailers of batteries that offer our battery products for regional markets. We offer volume discounts to our battery retailers based on annual sales.

Energy Storage Systems

We sell our energy storage systems to OEMs of solar, wind and telecommunication products. We also sell our energy storage systems to consumers and commercial customers through our online store, www.balqon.com/store.php, which provides a 24/7 shopping experience by providing product information, brochures, pricing, freight costs and access to technical information. We plan to increase our energy storage systems product offerings to market to residential solar customers with products that directly replace lead acid battery storage packs.

We utilize online advertising, tradeshows and public relations to promote our products and brands in our target markets. Our online store and website provide our customers with the most current information about our products and services. We also have a significant presence in social media where we communicate industry information in English and Chinese. We plan to expand our online presence to include information in regional languages to effectively communicate our technologies and products to global market.

Competition

Our core product offerings – heavy duty electric trucks, electric drive systems, electric vehicle inverters and lithium battery storage units directly compete in markets that consist of strong global competitors. Our competitors not only consist of companies that make directly competing products, but also indirect competitors that produce comparable products that meet similar application needs.

Our direct competitors in the heavy duty electric truck and bus markets are small regional manufacturers that are in early stage of product development. We believe competition from these manufacturers will intensify in regional markets as these competitors gain experience in developing new vehicle platforms that imitate some of the features and technologies of our products. Our indirect competitors in the heavy duty electric truck and bus markets are manufacturers of hybrid, clean diesel, and compressed natural gas (“CNG”) vehicles. Our typical indirect competitors are large, multinational manufacturers that often have greater financial resources and experience in the markets we address.

Our overall strategy across our product offerings is to offer highly regarded, technologically advanced products that are price competitive to our strategic partners and customers. Further we believe that we must partner with regional manufacturers of trucks, buses and other commercial vehicles to provide localized product platforms with outstanding aftermarket support and service. We further believe that our competitive position is dependent on our ability to maintain a technological advantage in electric drive systems and inverter technologies.

Our lithium battery products face significant competition from other lithium battery manufacturers located in China. In North American market our competitors lack organized distribution channels and after market service support. Our low cost advantage combined with our technical support provides us competitive advantage over resellers of competitor products. Some of our current and potential competitors have substantial financial resources and may be able to provide such products with lower lead times and competitive prices in the future.

Our lithium battery energy storage systems compete with similar systems that utilize flooded lead acid, absorbent glass mat and gel batteries. Lithium batteries offer longer life, deep discharge and higher energy transfer efficiency when compared to lead acid battery storage products. We believe that offering superior innovation, integration and battery management technologies provides us ability to compete with the lower cost alternatives. We offer our energy storage systems to resellers of solar, wind and renewable energy systems. In addition we market our battery storage systems to manufacturers of electric trucks and buses worldwide.

Electric Vehicles and Components

In the United States market we offer and sell battery powered heavy duty trucks for both on-road and off-road use to commercial customers such as marine terminals, industrial plants, warehouses, retailers and military installations. Our direct customers in domestic markets are small companies in early stage development of competitive products that imitate the features and technologies of our products. Our direct competitors are integrators of components such as drive systems, battery systems and chargers into vehicle platforms. We differentiate from our direct competitors through development of our own proprietary inverter, battery management and charger technologies. We have developed collaborative relationships with some of our direct competitors to market our proprietary technologies on non-competing vehicle platforms development.

In the United States market our indirect competitors consists of large global corporations providing heavy-duty vehicles powered by alternative fuels such as CNG, liquid natural gas (“LNG”) or hybrid variants using combination of batteries and alternative fuels for propulsion. Our indirect competitors have a substantially greater customer base and financial resources than us, and are currently engaged in the development and demonstration of lower emission hybrid propulsion systems. Our indirect competitors also compete with us on the basis of price, operating costs, longevity and performance. In general, our electric vehicles are significantly more expensive than similar vehicles powered by other fuels including vehicles powered by diesel or LNG.

In the off-highway heavy duty tractor markets we are currently the only manufacturer of battery powered electric tractors, our Nautilus XE20 and NautilusXRE20. We have some new small direct competitors in this product category currently in early stage of development. We have developed a collaborative relationship with some of our new competitors by marketing drive and battery systems to increase market development of zero emissions off-highway vehicles. The off-highway heavy duty tractor market is dominated by two large domestic manufacturers of diesel and CNG powered products that indirectly compete with our products. Our indirect competitors compete with us on basis of price, range and performance. We believe new regulations and incentives combined with lower operating and maintenance costs is expected to provide growth of zero emissions off-highway tractors.

In the United States on-highway heavy duty truck and tractor market, we currently offer our Nautilus MX30 and our Mule M100 battery powered zero emissions products. We are currently the only manufacturer of battery powered Class 8 electric tractors and trucks in the United States market. We have one fuel cell powered direct competitors in this market that offers a Class 8 tractor with longer range and higher load capacity than our Nautilus MX30. Our indirect competitors consist of large global corporations providing vehicles powered by alternative fuels or hybrid propulsion technologies. We believe the market for Class 8 battery powered vehicle in the United States is still in infancy and primarily supported by grants and incentives provided federal and state governments. We continue to actively participate in state and federal grant programs to support development and deployment of new technologies and vehicles.

Our electric drive systems consists of an alternating current (“AC”) electric motor, automatic transmission, power conversion devices, controller and proprietary software that acquires, stores, processes and transmits information to manage vehicle control and performance. In addition, our electric drive systems also include lithium battery storage systems, a BMS and battery chargers for medium and heavy duty vehicles. Our electric drive systems and vehicle control software has been deployed and tested on several vehicle platforms for performance and reliability. Our competitors of electric drive systems consist of small retailers that bundle components from several suppliers into electric drive system kits for sale to consumers or businesses. Our competitive advantage includes price, performance, fully integrated systems for OEMs that are field testing solutions for their heavy duty trucks and buses.

We manufacture proprietary vehicle controllers ranging in power from 20 kW to 300 Kw for use in light to heavy duty electric trucks, tractors and buses. Our vehicle controllers consist of proprietary power conversion inverter technology and vehicle control software that manages efficient conversion of battery energy to mechanical propulsion. The vehicle controller market is highly competitive with competitors ranging from low voltage (12 volt to 120 volt) vehicle controller manufacturers experienced in off-highway applications to some large well funded manufacturers of high voltage (120 volt to 700 volt) vehicle controllers for on-highway vehicle applications. Our direct competitors are large volume manufacturers of high voltage vehicle controllers of light duty passenger electric vehicles. We differentiate from our direct competitors by providing customized medium and heavy duty vehicle controllers with vehicle control software that integrates seamlessly with drive system components of our customers. We believe our competitive advantage is in our ability to provide low quantity customized vehicle controllers to medium and heavy duty manufacturers of trucks, tractors and buses.

Lithium Batteries

We are the exclusive North American distributor of LYP batteries manufactured by Winston Battery Ltd., with capacities ranging from 20 amp hour to 1,000 amp hour. Currently, we are the only provider of high capacity 700 amp hour and 1,000 amp hour single cell mono-blocks of lithium iron phosphate batteries, ideal for heavy duty electric vehicle and energy storage applications. We face significant competition from small resellers representing new manufacturers of lithium batteries from China. Most resellers are higher in cost and lack technical knowledge to provide after sales support to customers; however, these resellers have stronger online sales presence and provide shorter lead time to their customers. We believe our direct OEM sales model combined with technical support provides superior customer experience and value. However, some retailers with decades of experience in marketing and sales of lead acid batteries have greater ability to reach out to smaller users of lithium batteries.

We believe our main competitors are manufacturers of lead acid batteries that currently dominate the battery market. The non-automotive battery market consists of deep cycle lead acid batteries and sealed lead acid batteries. The lead acid battery market consists of several large, highly competitive, well funded and experienced participants. Our competitors have substantial resources and are able to provide high quality products and services at lower cost through a well established nationwide distribution network. We believe our LYP batteries provide longer life, higher energy density, and greater transfer efficiency, thereby a lower life cycle cost than conventional lead acid batteries. Our competitors market and sell non-automotive lead acid batteries through a nationwide network for resellers, dealers and distributors with large inventories and short lead times. We believe in the short term direct sales of LYP batteries to solar, wind and renewable energy system providers provides us with the ability to sell integrated solutions at life cycle costs competitive to lead acid batteries.

Energy Storage Systems

Our energy storage systems products consists of lithium batteries, the proprietary BMS and control software, fully integrated to provide efficient storage and supply of electrical energy generated by solar, wind, geothermal or grid. Energy storage systems are similar to our electric vehicle battery systems with a key differentiation of simultaneous bidirectional flow of electrical energy between components to balance the supply and demand of energy. Our electric vehicle experience with lithium batteries provides us competitive advantage in development of lithium battery energy storage systems that are cost competitive and reliable.

We provide 10 kWhr to 500 kWhr energy storage system in both off-grid and on-grid applications. In this category our indirect competitors include both small and large manufacturers of lead acid battery systems that sell products through retailers and distributors of solar, wind and renewable energy. Lower acquisition cost and ease of installation is a core competitive advantages of lead acid battery systems, while low cycle life, cost of maintenance and low energy density are key disadvantages when compared to lithium battery storage systems. We believe longer battery life, higher transfer efficiency of electrical energy and no maintenance provides us the competitive advantage in energy storage applications. Our direct competitors include small integrators of lithium battery storage systems that compete with us in 10 kWhr to 20 kWhr range. Our direct competitors have long term experience in sales and marketing of energy storage systems in their regional markets, which we plan to overcome by developing collaborative relationships with our direct competitors to promote and sell our higher capacity fully integrated energy storage systems.

Research and Development

We develop the substantial majority of our products internally. Internal development of our proprietary products allows us to maintain technical control over design and development and provides seamless integration of our systems into OEMs’ vehicle platforms. Our research and development efforts focus on enhancement and development of new proprietary technologies and software that can improve performance and reduce costs of our current and future product offerings.

We fund our research through contracts from customers and grants from local, state or federal agencies. Our research and development effort is focused mainly on development of electric drive systems for heavy duty trucks and buses for our OEMs. Our effort includes integration of our proprietary technologies into vehicle platforms produced by our OEM customers. In some cases our research and development effort includes qualification and integration of new sourced components to reduce costs and improve performance. In addition significant effort was expanded over the past twelve months to development of a complete line of E S S, which involved development of power electronics, control systems and related software to provide fully integrated energy storage solutions.

During 2012, we developed and delivered a new on-road heavy duty tractor, the Nautilus MX30 and electric drive systems to OEMs of electric trucks and tractors in Europe and Asia. In addition we developed and deployed energy storage systems ranging from 10 kWhr to 1 mega watt hour (1mWhr) in storage energy to commercial, telecommunication and solar customers worldwide.

We incurred approximately $258,792 and $555,839 in research and development expenses during 2012 and 2011, respectively, or 12% of total revenues in 2012 and 26% of total revenues in 2011. Rapid technological advances in hardware and software, rapid global development of electric vehicle and energy storage markets, changing customer needs and frequent new product introductions and enhancements characterize the market in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product offerings.

Intellectual Property

We believe that we have a broad intellectual property portfolio. We primarily own intellectual property protecting the proprietary technology for the flux vector motor controllers, inverters, BMS and our proprietary vehicle operating system which contains certain software, algorithms and formulae designed by us. Our portfolio consists of a trade name, trade secrets and proprietary processes.

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

Employees

As of June 7, 2013, we employed 10 employees on a full-time basis and 2 employees on a part-time basis. None of our employees are represented by labor unions, and there have not been any work stoppages at our facility. We generally consider our relationships with our employees to be satisfactory. In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

Internet Website

Our Internet website is www.balqon.com. The content of our Internet website does not constitute a part of this report.

Item 1A.        Risk Factors.

The following summarizes material risks that investors should carefully consider, together with all other information contained in this report, including our consolidated financial statements and the related notes, before deciding to buy or maintain an investment in our common stock. If any of these risks materialize, our business, financial condition or results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment. The risks and uncertainties we describe are not the only ones facing us. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations. If any of these risks were to occur, our business, financial condition, or results of operations would likely suffer. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Relating to Our Business

There is substantial doubt as to our ability to continue as a going concern. We need additional financing or capital which may be unavailable or costly.

We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations only until approximately August 31, 2013 at the latest unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity. In addition, although various secured creditors holding approximately $2,006,750 in secured convertible notes and secured debentures have not exercised their rights to foreclose on all of our assets (including our intellectual property assets), no assurance can be given that these holders of secured debt will not exercise their remedies under our outstanding secured notes and secured debentures. As a result, our 2012 financial statements include an explanatory paragraph by our independent registered public accounting firm describing the substantial doubt as to our ability to continue as a going concern.

As of June 7, 2013, we were in default on $3,361,500 in principal amount of our convertible notes, in default on $365,313 of accrued interest relating to those notes and we have not paid $307,619 in payroll taxes.

We do not expect to have sufficient liquidity to meet anticipated working capital, debt service and other liquidity needs beyond August 31, 2013 at the latest unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity. No assurances can be given that we will be successful in our efforts to secure additional liquidity. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code.

If we seek protection under the U.S. Bankruptcy Code, all of our outstanding shares of capital stock could be cancelled and holders of our capital stock may not be entitled to any payment in respect of their shares.

If we seek protection under the U.S. Bankruptcy Code it is possible that all of our outstanding shares of capital stock could be cancelled and holders of capital stock may not be entitled to any payment in respect of their shares. It is also possible that our obligations to our creditors may be satisfied by the issuance of shares of capital stock in satisfaction of their claims. The value of any capital stock so issued may be less than the face value of our obligations to those creditors, and the price of any such capital stock may be volatile. In addition, in the event of a bankruptcy filing, our common stock will be suspended from trading. Accordingly, trading in our common stock may be limited, and our stockholders may not be able to resell their securities for their purchase price or at all.

We are seeking additional financing and may be unable to obtain this financing on a timely basis, in sufficient amounts, on terms acceptable to us or at all. Any financing we are able to obtain may be available only on burdensome terms that may cause significant dilution to our stockholders and impose onerous financial restrictions on our business.

We are seeking substantial additional financing. Future financing may not be available on a timely basis, in sufficient amounts, on terms acceptable to us or at all. Any equity financing may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. At a minimum, we would expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants could have a material adverse effect on our business, prospects, financial condition and results of operations because we could lose any then-existing sources of financing and our ability to secure new financing may be impaired. In addition, any prospective debt or equity financing transaction will be subject to the negotiation of definitive documents and any closing under those documents will be subject to the satisfaction of numerous conditions, many of which could be beyond our control. We may be unable to obtain additional financing from one or more lenders or equity investors, or if funding is available, it may be available only on burdensome terms that may cause significant dilution to our stockholders and impose onerous financial restrictions on our business.

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

We have a history of only nominal revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2012, we had an accumulated deficit of $28,441,716. For our years ended December 31, 2012 and 2011, we incurred net losses of $6,046,611 and $7,056,212, respectively. We cannot predict when we will become profitable or if we ever will become profitable. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully producing and selling our electric drive systems, lithium battery modules, flux vector motor controllers, and electric vehicles and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

Our independent auditors have issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the years ended December 31, 2012 and 2011 includes a paragraph that explains that we have incurred substantial losses. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development and deployment of our heavy-duty electric vehicles, flux vector motor controllers and electric drive systems. We urge potential investors to review this report before making a decision to invest in Balqon Corporation.

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

In connection with the acquisition of substantially all of the intellectual property assets of EMS in September 2008, we recorded approximately $166,500 in goodwill and $186,965 of trade secrets based on the application of purchase accounting. In addition, during 2010, we recorded our three-year Distribution Agreement with SOL as an intangible asset in the amount of approximately $1,403,375, which amount represents the consideration we paid in connection with the execution of the Distribution Agreement. We provide that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead be tested at least annually for impairment, and intangible assets that have finite useful lives continue to be amortized over their useful lives. Management makes certain estimates and assumptions when allocating goodwill to reporting units and determining the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. Our impairment test in the fourth quarter of 2011 did not indicate that the intangible assets we purchased from EMS were impaired as of December 31, 2011. Our impairment test of the Distribution Agreement indicated that the asset was fully impaired. As such, we recognized a $935,583 impairment loss in the fourth quarter of 2011 and recognized a $166,500 impairment loss in the fourth quarter of 2012.

We are targeting a new and evolving market for heavy-duty electric vehicles and we cannot be certain that our business strategy will be successful

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
  the emergence of newer, more competitive technologies and products;
  the future cost of batteries used in our systems;
  applicable regulatory requirements;
  the reluctance of potential customers to consider new technologies;
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

The heavy-duty electric vehicle industry within which we compete is highly competitive. New developments in vehicle technology may negatively affect the development or sale of some or all of our products or make our products uncompetitive or obsolete. Competition for our products may come from current fossil fuel based drive system technologies, improvements to current drive system technologies and new alternative fuel drive system technologies. Our target market is currently serviced by existing manufacturers with existing customers and suppliers using proven and widely accepted fossil fuel powered drive systems. Additionally, we have competitors working on developing technologies such as cleaner diesel engines, bio-diesel, fuel cells, natural gas, hybrid electric/internal combustion engines, and hydrogen powered fuel cell technologies. Our products compete directly with fossil fuel powered vehicles which are lower in price and higher in key performance specifications such as range, speed and load carrying capacity. In addition, our competitors have a long history of producing high volume products with established dealer and service networks. Many of our competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing and customer service and support capabilities, larger installed bases of current generation products, as well as greater name recognition than we do. Competitors for our Nautilus product line include manufacturers of fossil fuel powered vehicles, including Kalmar Industries Corp, Capacity of Texas, Inc., MAFI Transport Systems GmbH, Mol Transport Solutions and Terberg DTS (UK) Ltd. Competitors for our Mule product line include large automotive vehicle manufacturers such as Kenworth Truck Company, Freightliner Trucks, Mack Trucks, Inc., International Trucks and Peterbilt Motors Company. We also face competition from manufacturers of electric or zero-emissions vehicles, including Smith Electric Vehicles, Vision Industries Corp., Freightliner Custom Chassis and Navistar. As a result, our competitors may be able to compete more aggressively and sustain that competition over a larger period of time than we could. Each of these competitors has the potential to capture market share in various markets, which could have a material adverse effect on our position in the industry and our financial results.

We also face competition from small to medium size manufacturers of alternative fuel drive systems such as Cummins Inc., Westport Innovations Inc., US Hybrid Corporation and Vision Industries Corp. These competitors’ products target new and retrofit markets with drive systems powered by natural gas, electric hybrid and fuel cell powered vehicles. These small to medium size manufacturers offer products competitive in price to our current product line and these products are expected to exceed the performance of our products in key performance specifications such as range and speed. There can be no assurance that our zero emissions products will be able to offer competitive advantages over alternative fuel powered vehicles being developed by our competitors. Our lack of resources relative to many of our significant competitors may cause us to fail to anticipate or respond adequately to new developments and other competitive pressures. This failure could reduce our competitiveness and cause a decline in our market share, sales and profitability.

The battery storage industry within which we compete is dominated by large lead acid battery manufacturers with significant financial resources, market knowledge and distribution systems. Our products compete directly with lead acid batteries which are lower in price than our current product offerings. In addition, we face competition from lithium battery manufacturers that offer similar products and have substantially greater financial resources and sales organizations in the global market. Competitors for our lithium battery storage products include lead acid battery manufacturers, such as Enersys, Exide Industries, Yuasa Batteries, Johnson Controls and Crown Battery. We also face competition from lithium battery manufacturers such as Caleb Battery, A123, Altairnano, Axeon and LG Chem. Our inability to maintain a low cost advantage over our lithium battery competitors may cause us to lose market share to our competitors.

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

We purchase materials directly from various suppliers. The prices we charge for our products are dependent in part on the cost of materials used to produce them. The price, availability and quality of our materials may fluctuate substantially, depending on a variety of factors, including demand, supply conditions, transportation costs, government regulation, economic climates and other unpredictable factors. Any material price increases could increase our cost of goods and decrease our profitability unless we are able to pass higher prices on to our customers. We do not have any long-term written agreements with any of these suppliers; except for SOL, and do not anticipate entering into any such agreements in the near future.

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

Balwinder Samra, our President and Chief Executive Officer, has voting power equal to approximately 41.3% of all votes eligible to be cast at a meeting of our stockholders. As a result of his significant ownership interest, Mr. Samra will be able to exercise significant influence with respect to the election of directors, offers to acquire Balqon Corporation and other matters submitted to a vote of all of our stockholders.

Shares of our common stock eligible, or to become eligible, for public sale could adversely affect our stock price and make it difficult for us to raise additional capital through sales of equity securities.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of June 7, 2013, we had 36,891,530 shares of common stock outstanding, most of which were restricted under the Securities Act of 1933, as amended, or Securities Act.  All 36,891,530 shares of outstanding common stock, were issued by us more than six months prior to that date and, therefore, can be sold without restriction subject to the limitations imposed by Rule 144 of the Securities Act (of these 36,891,530 shares of our common stock that have been held for more than six months, 10,921,660 shares of our common stock are held by non-affiliates).  As of June 7, 2013, we also had outstanding options and warrants that were exercisable for approximately 10,295,500 shares of common stock and convertible notes and convertible debentures convertible into an aggregate of 6,260,988 shares of our common stock.  Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

Because we are subject to the “Penny Stock” rules, the level of trading activity in our common stock may be reduced.

Our common stock is quoted on the OTC Pink® marketplace. The last reported sale price per share of our common stock on June 7, 2013, was $0.20. As a result, our common stock constitutes “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

Because our common stock is not listed on a national securities exchange, you may find it difficult to dispose of or obtain quotations for our common stock.

Our common stock is quoted on the OTC Pink® marketplace under the symbol “BLQN.” Because our stock is quoted on the OTC Pink® marketplace rather than on a national securities exchange, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our common stock.

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

For the year ended December 31, 2012, our management identified two material weaknesses in our internal controls over financial reporting and, therefore, determined that our internal controls over financial reporting were not adequate. While we are attempting to remedy the internal control weaknesses, we may not be able to adequate correct the issues, and other future material weaknesses in our internal controls may arise. If we are unable to remedy the internal control weaknesses,, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

Item 1B.        Unresolved Staff Comments.

Not applicable.

Item 2.           Properties.

Our executive offices are located at 1420 240th Street, Harbor City, California 90710, where we occupy approximately 18,750 square feet of space. During the year ended December 31, 2011, we leased our Harbor City facility for $14,353 a month. We currently lease our Harbor City facility for $10,605 a month. During each of the years ended December 31, 2012 and 2011, we reported $160,995 and $172,956, respectively, in lease expenses.

We believe that our existing facilities are sufficient to meet our present needs and anticipated needs for the foreseeable future.

Item 3.	Legal Proceedings.

On September 21, 2012, T&K Logistics, Inc. filed a complaint, or Complaint, against us in the Superior Court of California, County of Los Angeles (Case No.: BC492619).  The Complaint relates to the lease agreement between us and T&K Logistics regarding our yard tractors.  The Complaint purports to state the following three counts against us: (i) breach of contract, (ii) specific performance, and (iii) negligent misrepresentation, and seeks compensatory damages of not less than $453,897.  On October 19, 2012, we filed an answer to the Complaint denying all allegations in the Complaint.  On that same date, we filed a cross-complaint against T&K Logistics for breach of contract and common count—goods and services rendered, which seeks damages in excess of $300,000.  We are currently engaged in mediation with T&K Logistics in an effort to resolve the dispute.  However, if mediation does not result in resolution in the near future, we intend to continue to vigorously defend against T&K Logistics’ claims and prosecute our own claims.  No trial date has been set.

Item 4.	Mine Safety Disclosure.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock and Holders

Shares of our common stock trade on the OTC Pink® marketplace under the symbol “BLQN.” Shares of our common stock traded on the OTC Bulletin Board from November 20, 2008 to May 17, 2013. The table below sets forth for the quarters indicated for the years ended December 31, 2011 and 2012, the reported high and low bid prices of our common stock as reported on the OTC Bulletin Board. The prices shown below reflect inter-dealer quotations without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2011
First Quarter (January 1 – March 31)	$1.90	$0.58
Second Quarter (April 1 – June 30)	$1.18	$0.85
Third Quarter (July 1 – September 30)	$1.01	$0.02
Fourth Quarter (October 1 – December 31)	$0.80	$0.04

Year Ending December 31, 2012
First Quarter	$0.65	$0.25
Second Quarter	$0.43	$0.42
Third Quarter	$0.48	$0.30
Fourth Quarter	$0.18	$0.15

As of May 16, 2013, we had 36,891,530 shares of common stock outstanding held of record by approximately 70 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On June 7, 2013, the last reported sale price of our common stock on the OTC Pink® marketplace was $0.20 per share.

Dividend Policy

We did not declare any dividends on our common stock during 2012. We currently anticipate that we will not declare or pay cash dividends on our common stock in the foreseeable future. We will pay dividends on our common stock only if and when declared by our board of directors. The ability of our board of directors to declare a dividend is subject to restrictions imposed by Nevada and California law. Further, the terms of our outstanding senior secured convertible debentures include a restriction on our ability to pay dividends on our common stock. In determining whether to declare dividends, our board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

Equity Compensation Plan

The information provided in Part III-Item 12 of this Annual Report under the heading “—Equity Compensation Plan Information” is incorporated herein by reference.

Recent Sales of Unregistered Securities

Effective March 31, 2012, we converted $500,000 of an unsecured loan from our Chairman of the Board into 1,250,000 shares of common stock upon the exercise of warrants to purchase 1,250,000 shares of common stock at an exercise price of $0.40 per share.  To induce this exercise, the terms of the warrant were amended to reduce the exercise price from $0.64 per share to $0.40 per share.

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

Except as set forth above, the issuances of our securities described above were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, among others, as transactions not involving a public offering.  This exemption was claimed on the basis that these transactions did not involve any public offering and the purchasers in each offering were accredited or sophisticated and had sufficient access to the kind of information registration would provide. In each case, appropriate investment representations were obtained and certificates representing the securities were issued with restrictive legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. Except as set forth above, there were no commissions paid on the sale of the issuance of securities described above.

Item 6.          Selected Financial Data.

Not applicable.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes to financial statements included elsewhere in this report. This report and our financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might generate and profits we might earn if we are successful in implementing our business strategies. Our actual results could differ materially from those expressed in these forward-looking statements as a result of any number of factors, including those set forth under the “Risk Factors” section and elsewhere in this report. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

•	the projected growth or contraction in the industry within which we operate;
•	our business strategy for expanding, maintaining or contracting our presence in these markets;
•	anticipated trends in our financial condition and results of operations;
•	our ability to distinguish ourselves from our current and future competitors; and

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

Recent Developments

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations only until approximately August 31, 2013 at the latest unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity.

We are in default of $3,361,500 in principal amount of our convertible notes and $365,313 of accrued interest on these notes. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code. See “Risk Factors.”

During the first three months of 2013, significant portion of our engineering effort has been focused on designing an electric drive system for a six meter bus being jointly developed by us and Sichuan Automotive Group for inner city applications in China. In November 2012, we signed a Joint Development Agreement between our companies and received a purchase order to develop a zero emissions battery-powered inner city six meter bus for the China market. Sichuan Automotive is a leading provider and operator of buses in central China and also manufactures all electric SUV’s for the local market.

In March 2013, we signed a Memorandum of Understanding with a large port operator in Turkey to develop the electric yard tractor market in Turkey. Under this Agreement, we have agreed to jointly develop a repower kit for diesel yard tractors operated in the region to convert diesel yard tractors to electric yard tractors. In March 2013, we received a purchase order for our electric yard tractor, the Nautilus XRE20, which will be used for testing and evaluation at a port terminal in Turkey.

In April 2013, we signed a Memorandum of Understanding with the second largest truck and bus manufacturer in China to integrate our resources to develop electric buses for the China and North American markets. Under the terms of the memorandum of understanding, both companies have agreed to cooperate in developing zero emission battery powered electric bus prototypes for the China and North American markets. Under the terms of the Memorandum of Understanding, we have agreed to be sole the distributor of the resulting products worldwide, while our Chinese partner has agreed to be responsible for all manufacturing and marketing activities in China.

Business Overview

We are a developer and manufacturer of electric vehicles, drive systems and lithium battery energy storage systems. Our product line includes battery powered heavy-duty on-road trucks and off-highway yard tractors, designed to transport cargo loads of up to 30 tons in short haul applications. We also design, assemble and distribute lithium battery powered energy storage solutions to electric vehicle manufacturers, renewable energy storage providers and industrial equipment manufacturers.

Our business strategy leverages our ability to integrate our core technologies, flux vector inverter, BMS, and battery charger into a seamless operating system that provides superior ease-of-use to our customer. We believe continued investment in research and development of electric vehicle, charger and battery system technologies is critical to the sale of innovative products and technologies. As part of our strategy, we plan to partner with solution providers in the solar, wind and renewable energy marketplace to jointly develop product solutions for emerging energy storage markets. We also plan to continue our expansion into the global vehicle market through joint development of electric trucks and buses with OEMs in the emerging markets. Our sales strategy includes expanding our online sales through addition of third party accessories and components related to energy storage markets.

We founded Balqon Corporation to develop inverter technology for electric vehicles with focus on heavy duty truck and bus applications. In 2007, we designed and manufactured the world’s first battery powered heavy duty electric tractors for use at the Port of Los Angeles to transport 30 ton containers in both off-highway and short haul applications. Our first product, the Nautilus XE20, featured our proprietary drive systems which was comprised of an electric motor, transmission, our proprietary flux vector motor controller (which controls the speed of an electric motor by varying the input frequency and voltage from a vehicle’s batteries), power electronic components and proprietary software configured to specific application needs.

In 2009, we incorporated lithium batteries to increase range of the tractor to 150 miles on a single charge. Our lithium battery system also featured our proprietary BMS with operating software designed to protect lithium batteries during over-charge and discharge condition. We also developed fast battery charging system for our trucks and tractors to reduce charge time from 8 hours to 2.5 hours.

We are the exclusive distributor of lithium batteries manufactured by Winston Battery Limited. Our distribution agreement provides us access to low cost lithium iron phosphate in the sizes varying from 40 amp hour to 1,000 amp hour batteries. Winston Battery Limited is an exclusive developer and manufacturer of high capacity lithium batteries ranging from 400 amp hour to 1,000 amp hour. We develop, manufacture and market lithium battery storage products designed to be direct replacement of lead acid battery systems.

Our core technologies of inverters, BMSs, charger, software, operating system and lithium batteries provides us ability to partner with OEMs of fossil fuel based vehicles and lead acid battery based energy storage system manufacturers. Our ability to provide drive systems, battery systems and a battery charger integrated by our proprietary operating system reduces development time and costs for our OEM customers.

We have jointly developed heavy duty trucks, tractors and buses with OEMs in Europe, China, India and United States. We believe familiarity with local brands, designs, ergonomics and service network is essential to customers purchase decision.

We have made significant investments in integrating our drive systems into third party OEM vehicle platforms, and believe market introduction of these localized vehicle platforms will provide increased sales for our drive systems. Our joint product development efforts have focused on markets with high urbanization and air pollution to provide us the best opportunity for sales. In smaller regional markets we utilize qualified dealer network to promote and service our products.

Our products include battery powered electric trucks and tractors: (i) the Nautilus XRE20, a heavy-duty electric yard tractor; (ii) the Nautilus MX30, a heavy-duty, Class 8 electric short-haul tractor; and (iii) the Mule M150, a heavy-duty, Class 8 electric inner city delivery truck. We also market and sell lithium battery cells and storage solutions under the brand name of HIQAP™. We sell our trucks and tractors through direct sales force and dealers, while our battery related products and accessories are marketed through our online store and retailers of energy storage products.

In 2012, we developed high energy capacity lithium battery energy storage systems for the solar, wind and telecommunication industry. We also developed lead acid replacement packs for baggage tractors used at airports and industrial warehouses. In 2012, we received purchase order for electric drive systems from a European manufacturer of yard tractors, located in the Netherlands. In 2012, our OEM partners in Europe (Belgium and the Netherlands) introduced two new products to the market, showcasing our electric drive system. In 2012, significant resources were allocated to the development of our on-road heavy-duty electric tractor, the Nautilus MX30. Currently, this vehicle is undergoing on-road testing and complies with DOT regulations for on-road Class 8 tractors. Our development activities also resulted in the receipt of a grant from the AQMD for the development of three additional tractors for testing at Port of Los Angeles. In 2012, we signed a Joint Development Agreement with the fifth largest bus manufacturer in China to develop all electric inner city bus.

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

Derivative Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, through June 30, 2012 we used the Monte Carlo simulation model to value the derivative instruments at inception and on subsequent valuation dates as of December 31, 2012, the derivative liabilities were valued using a probability weighted average Black Scholes pricing model. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

During the year ended December 31, 2011, we determined that the value of our intangible asset related to the Distribution Agreement with SOL, a related party, was impaired (See Note 4) of our financial statements included elsewhere in this report). Accordingly, the Company recorded an impairment loss of $935,583 for the unamortized value of the Distribution Agreement as of December 31, 2011.

During the year ended December 31, 2012, we determined that the value of our intangible asset recorded in connection with the acquisition of substantially all of the assets of EMS was impaired. Accordingly, we recorded an impairment loss of $166,500 for the unamortized value of the EMS acquisition as of December 31, 2012.

Impairment of Long-Lived Assets

The FASB, has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured. Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there were no indicators of impairment of our long lived assets at December 31, 2011 or December 31, 2012.

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

Financial Condition and Results of Operations

Our total revenues decreased by $33,805, or 2%, to $2,100,526 for the year ended December 31, 2012 as compared to $2,134,331 for the year ended December 31, 2011. The decrease in revenues was a result of lower sales of electric yard tractors when compared to the prior year. Gross profit (loss) during the year ended 2012 was ($1,366,569), which represents a decrease of $1,915,583, or (349%), from 2011. The loss is primarily due to a $350,000 sale of batteries to a wholesale customer at a loss and the markdown of $996,214 of non-recoverable inventories. Our decision to sell a particular configuration of batteries to a wholesale customer was prompted by our desire to reduce inventory and generate cash for operations.

We reported a net loss of $6,046,611 for 2012 as compared to a net loss of $7,056,212 for 2011, a decrease of $1,009,601. Losses from operations as a percentage of sales during 2012 were 288%, as compared to losses from operations as a percentage of sales of 331% during 2011. The decreases in losses during 2012 are attributable to decreases in general and administrative expenses of $1,541,440 as well as a decrease in research and development costs of $297,047.

Our product mix during the 2012 has changed from our product mix during 2011. We attribute this change to an increased focus on battery and energy storage system sales. Sales of our electric drive systems accounted for 14% of our total sales during 2012 as compared to 66% of total sales 2011. During 2012, our sales of vehicles and parts accounted for 31% of our total sales, while during 2011, our sales of vehicles and parts accounted for 20% of total sales.

As of December 31, 2012, we had a working capital deficit of $8,813,025, an accumulated deficit of $28,441,716 and reported a net loss for the year ended December 31, 2012 of $6,046,611. Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which we expect will help provide us with the liquidity necessary to meet operating expenses. Over the longer-term, we plan to achieve profitability through the sale of our drive systems, electric vehicles, lithium batteries and energy storage systems.

As of May 30, 2013, we had a backlog of $1,724,594. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report, 39% of our backlog consists of vehicles, 8% consists of a drive system, 41% consists of a battery and energy storage system, 6% consists of batteries and the remainder consists of inverters and accessories. As of the date of this report, 74 % of our backlog consists of U.S. customers, while 26% of our backlog consists of international customers. Our backlog does not reflect a $975,000 Department of Energy grant awarded to us, which we are awaiting contract documents. Due to the delay in testing and approval of our drive system, we also have not included $15.9 million in drive systems in our backlog until such time we have assurances on production timelines from our customer, WGE, an affiliate of our Chairman of the Board. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

We anticipate that our future sales will be more diversified than in previous years. We believe future sales will reflect our focus on energy storage systems and battery sales to OEMs. We believe our strategic relationships with OEMs in Europe and Asia will result in additional sales for our electric drive systems.

The tables presented below, which compare our results of operations for 2012 and 2011, presents the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.
•	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.
•	The last two columns in each table show the results for each period as a percentage of net revenues.

	Year Ended December 31,		Dollar Variance	Percentage Variance		Results as a Percentage of Net Revenues for the Years Ended December 31,
			Favorable	Favorable
	2012	2011	(Unfavorable)	(Unfavorable)		2012		2011
Net revenues	$2,100,526	$2,134,331	$(33,805)	(2%	)	100%		100%
Cost of revenues	2,470,881	1,585,317	(885,564)	(56%	)	118%		74%
Write down of inventory	996,214	–	(996,214)	(100%	)	47%		0%
Gross profit	(1,366,569)	549,014	(1,915,583)	(349%	)	(65%	)	26%
General & administrative expenses	2,497,347	4,038,787	1,541,440	38%		119%		189%
Research & development	258,792	555,839	297,047	53%		12%		26%
Depreciation & amortization	29,706	568,491	538,785	95%		1%		27%
Financing costs	(671,809)	–	(671,809)	(100%	)	(32%	)	—%
Change in derivative liability	795,091	(279,690)	1,074,781	(384%	)	38%		(13%	)
Impairment Loss	166,500	(935,583)	769,083	82%		8%		(44%	)
Interest expense	1,850,979	1,786,216	(64,763)	(4%	)	88%		84%
Net Loss	$(6,046,611)	$(7,056,212)	$1,009,602	14%		(288%	)	(331%	)

Net Revenues. Our net revenues in 2012 decreased by $33,805 or 2%, to $2,100,526 f as compared to $2,134,331 for 2011. The decrease in net revenues was mainly attributable to slowdown in vehicle sales caused due to lack of federal government incentives and lack of working capital to promote new products related to energy storage systems.

Write-down of non-recoverable inventories. The write-down of non-recoverable inventories of $996,214 in 2012 is attributable to the write-down charges of $257,214 attributable to inventory and $739,000 attributable to the equipment inventory held for lease by customer under an agreement with T&K Logistics. During the fourth quarter of 2012, we determined these assets were non-recoverable and recorded the corresponding write-down of non-recoverable inventories.

Gross Profit. Gross profit (loss) during 2012 was ($1,366,569), down $1,915,583 or 349%, from 2011. Our loss was mainly attributable to the sale of $350,000 of batteries to a wholesale customer at a loss and the write-down of $996,214 of non-recoverable inventories. Our lack of liquidity attributed to sales of excess inventory of electric drive systems and batteries at below costs to fund working capital needs.

General & Administrative Expenses. General and administrative expenses decreased by $1,541,440 or 38% in 2012 as compared to 2011. In 2012, the slowdown in domestic sales required us to restructure our organization to reduce these expenses. This decrease is attributable to a $420,742 decrease in marketing and sales expenses, a $155,698 decrease in legal expenses, a $472,063 decrease in unapplied overhead, a decrease of $194,894 in consulting fees and a $298,043 net decrease in other general and administrative expenses.

Our general and administrative expenses are expected to be lower as a percentage of net revenues as we increase our net revenues. We expect that our continued restructuring of our general and administrative expenses combined with diversified growth of electric vehicles and energy storage systems, is expected to reduce our general and administrative costs as a percentage of revenue. However, lack of liquidity and working capital is expected to reduce our gross margins as we continue to reduce our inventory of vehicles and batteries.

Research & Development Expenses. Our research and development expenses for 2012 and 2011 were $258,792 and $555,839, respectively. The decrease in research and development expenses of $297,047 in 2012 is attributable to a decrease of $264,692 in salaries for personnel in the research & development department, a decrease of $32,356 of experimental supplies and materials.

Depreciation and Amortization. . During 2012 our depreciation and amortization expenses decreased by $538,785, largely due to impairment and loss of goodwill of $935,583 related to Distribution Agreement during the year ended December 31, 2011.

Private Placement Costs. During 2012, we incurred $671,809 of private placement costs relating to the issuance of certain of our convertible notes and warrants.

Change in derivative liability. During 2011, the fair value of our derivatives decreased by $279,690. During 2012, we incurred non-cash costs of $966,279 relating to a derivative liability created upon issuance of certain of our convertible notes and warrants. At December 31, 2012, the fair value of our derivatives decreased by $795,091 resulting in a gain on the change in fair value of the derivative liability. This change in derivative liability is a non-cash benefit reported on the statements of operations.

Impairment Loss. During the year ended December 31, 2012, we incurred an impairment loss of goodwill of $166,500. We recorded a $935,583 impairment loss related to our battery Distribution Agreement during the year ended December 31, 2011. The amount recorded as impairment loss represents the unamortized value of the intangible asset as of December 31, 2011.

Interest Expenses. The increase of $64,763 in interest expense during 2012 was partly due to a $340,000 of secured debt borrowing that incurred in March 2012. Interest expense also increased due to increases in amortization of the beneficial conversion feature interest cost incurred on our convertible notes and warrants.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations only until approximately August 31, 2013 at the latest unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity. We are in default on $3,361,500 in principal amount of our convertible notes and in default on $365,313 of accrued interest on these notes. We are also delinquent on $307,619 of payroll taxes. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code. See “Risk Factors.”

For the twelve months ended December 31, 2012, we recorded a net loss of $6,046,611. During 2012, we funded our operations from cash provided from operations, the issuance of Secured Subordinated Convertible Promissory Notes in an aggregate amount of $340,000. In addition we used proceeds from sale of batteries consigned to us by SOL, a related party, and deferred payment of $1,308,862 to fund working capital needs. During 2011, we funded our operations primarily with cash from financing activities, which included the issuance of secured and unsecured debt and the issuance of equity securities. As of December 31, 2012, we had a working capital deficiency of $8,813,025 as compared to a working capital deficiency of $4,241,177 at December 31, 2011. At December 31, 2012 and 2011 we had an accumulated deficit of $28,441,716 and $22,395,105, respectively, and cash and cash equivalents of $33,869 and $32,663, respectively.

During 2009, under the terms of the City of Los Angeles Agreement, we requested and were issued an advance payment in the amount of $1,159,601 from the City of Los Angeles. During June 2012, we billed $630,000 to the City of Los Angeles to upgrade six of the electric trucks previously delivered to from lead acid batteries to lithium ion batteries. This billed amount was applied as a reduction of the advance payment leaving an unpaid balance of $529,601 on this advance. Our agreement with City of Los Angeles has been terminated, to the extent that we do not receive additional purchases from City of Los Angeles for the remaining balance due, we may be required to return the unpaid balance to City of Los Angeles. We anticipate selling additional products and services during the next 12 months to reduce the unpaid balance; however we presently do not have the funds to pay this advance if payment is requested by the City of Los Angeles.

Our available capital resources at December 31, 2012 consisted primarily of approximately $33,869 in cash and cash equivalents. We expect that our future available capital resources will consist primarily of cash on hand, sale of consigned batteries, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities in 2012 was $93,778 compared to $5,226,096 in 2011. For 2012, cash used in operating activities included a net loss of $6,046,611, amortization of note discount of $1,519,605, the fair value of warrants issued upon conversion of common stock of $671,809, reduction in the fair value of derivative liabilities of $795,091, write down of non-recoverable inventory of $996,214, and the loss on goodwill impairment of $166,500. Material changes in asset and liabilities at December 31, 2012 as compared to December 31, 2011 that affected these results include:

•	a decrease in accounts receivable of $788,089;
•	a decrease in inventory of $542,372;
•	a net increase in accounts payable and accrued expenses of $2,225,043, of which $1,308,862 was an increase in related party accounts payable; and
•	a decrease of $573,528 in customer deposits.

Cash provided by financing activities totaled $94,984 for 2012 as compared to $881,896 for 2011.

Between February 2010 and April 2010, we entered into agreements with 11 accredited investors for the sale by us of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which were initially convertible into an aggregate of 1,999,993 shares of our common stock at a conversion price of $0.75 per share of common stock, subject to adjustment.  Additionally, we issued to these investors three-year warrants to purchase an aggregate of 1,999,993 shares of common stock.

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

In 2011, we raised $148,666 in connection with the issuance of 283,332 shares of our common stock upon the exercise of warrants.

On May 18, 2012, we entered into agreements with 3 accredited investors for a sale by us of an aggregate of $340,000 10% Secured Subordinated Convertible Promissory Notes (the “May 2012 Notes”) which are convertible into an aggregate of  850,000 shares of our common stock at a conversion price of $0.40 per share of common stock, subject to adjustment. The notes were due on March 31, 2013 and are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes).  The security agreement is subordinate to existing bank financing and the Debentures (as defined below) that currently have a principle balance due of $775,000 and the Amended Notes that currently have a balance due of $891,500.  Additionally, we issued three-year warrants to purchase an aggregate of 340,000 shares of our common stock at an exercise price of $0.40 per share, subject to adjustment.

As of December 31, 2011, Mr. Winston Chung, our Chairman of the Board, had advanced $500,000 to Balqon. The advance received were non-interest bearing, and with no other defined terms. As of December 31, 2011, Mr. Chung also held warrants to acquire 7,812,500 shares of our common stock at an exercise price of $0.64 per share. The warrants were vested and have a 5-year term or an expiration date on December 30, 2015. Effective March 31, 2012, we, Mr. Chung and SOL, a company related to the Chairman by common ownership, entered into an agreement whereby the exercise price of certain warrants held by SOL were reduced to $0.40 per share. Due to the modification of the exercise price, during the year ended December 31, 2012 we recognized a cost to induce conversion of $225,000 relating to the additional 468,750 shares that would be issued under the modified exercise price.

SOL then elected to exercise the warrants to acquire 1,250,000 shares of common stock at a price of $0.40 for which we issued 1,250,000 shares of our common stock to SOL. In consideration of the exercise of the warrants, Mr. Chung agreed to cancel the $500,000 owed to him. We recognized a cost of $446,809, which represents the incremental fair value of the warrants after modification and was reflected as financing cost.

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association, or Bridge Bank Agreement. The Bridge Bank Agreement, as amended to date, provides us with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000.In 2012, we cancelled the Business Financing Agreement with Bridge Bank. As of December 31, 2012, there was no outstanding balance under the credit facility.

We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment. We presently have 10 employees on a full-time basis and 2 employees on a part-time basis, and expect to hire additional personnel pursuant to increase in market demand. Our present staff is sufficient to meet our current operational plan for 2013.

Although, we expect sale of consigned batteries and completion and delivery of the products in our backlog will provide us with additional liquidity and capital resources, we believe that we will need additional liquidity and capital resources through debt and/or equity financing to complete our entire existing and anticipated future product backlog. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at December 31, 2012, we had an accumulated deficiency of $28,441,716 and a working capital deficiency of $8,813,025

These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm, in its report on our 2012 financial statements, has raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.   We have been, and currently are, working towards identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict the our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.   In addition, our senior secured convertible debentures issued between July and December 2010 contain covenants that include restrictions on our ability to pay dividends on our common stock.

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

Backlog

As of May 30, 2013, we had a backlog of $1,724,594. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report, 39% of our backlog consists of vehicles, 8% consists of a drive system, 41% consists of a battery and energy storage system, 6% consists of batteries and the remainder consists of inverters and accessories. As of the date of this report, 74 % of our backlog consists of U.S. customers, while 26% of our backlog consists of international customers. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

In 2011 and 2012 we made significant investments in developing new products with our OEM partners and diversifying our market strategy to participate in lithium battery and energy storage system markets. We believe our strategy reduces our growth risk and provides us with additional flexibility during economic downturns and positions us for a more sustainable growth in the future. We rely on our OEM partners to market completed products in the regions assigned, with three of our four OEM partners completing prototypes during 2012 provides us with a better opportunity to sell additional electric drive systems during 2013. In domestic markets, we believe that increased restrictions on diesel trucks combined with government incentives for heavy-duty tractors may contribute to higher sales for our heavy-duty trucks and tractors. In the lithium battery market segment, we believe we have a significant cost advantage over our competitors. Although our competitors are substantially larger than us, we believe our low cost and technical support capabilities provide us an advantage in this growth market.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

There are recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC, however these are not believed by management to have a material impact on our present or future financial statements.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012 that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weakness described below.

In light of the material weaknesses described below, additional analyses and other procedures were performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP. These measures included expanded year-end closing procedures, the dedication of significant internal resources and reconciliations and management’s own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described below. As a result of these measures, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012 our internal control over financial reporting were not effective and identified the following material weaknesses in our internal control over financial reporting as of December 31, 2012:

(a)	We did not have qualified personnel to design and manage period-end financial reporting processes. Furthermore, we do not have a formalized and consistent finance and accounting policies and procedures and our Chief Financial Officer does not have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP; and

(b)	We did not have effective corporate governance and financial controls to ensure the completeness and accuracy of the accounting for, and the disclosure of, issuance of our securities such as shares of common stock, options and warrants

The foregoing material weaknesses contributed to a delay in the filing of our and annual financial statements to the SEC. In addition, these material weaknesses could result in misstatements of our consolidated financial statement accounts and disclosures which would result in a material misstatement of future annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

As a result of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in the Internal Control — Integrated Framework issued by the COSO.

Our annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting and management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Management's Further Remediation Initiatives and Interim Measures

In response to the identified material weaknesses, we have dedicated significant resources to improve our control environment. Management believes that actions taken beginning in December 2012, along with other improvements not yet fully implemented, will address the material weaknesses in the Company’s internal control over financial reporting noted above. Our management plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, we have implemented, or plan to implement, the measures described below to remediate the material weaknesses described above.

•	We are implementing and/or enhancing a number of key accounting and finance-related policies and procedures, including with respect to our financial closing process, disbursements, treasury and stockholders’ equity. Furthermore, we are improving our existing internal control policies and implementing procedures to ensure that all required account balances are appropriately reconciled in a timely manner and that journal entries are properly prepared and approved.

•	We intend to retain the services of outside consultants with relevant accounting experience, skills and knowledge, working under the supervision and direction of our management, to supplement our existing accounting personnel.

We expect that these improvements and procedures will be substantially implemented by December 31, 2013 and we intend to continue to monitor the effectiveness of these actions and will make changes that management determines are appropriate.

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

Item 9B.       Other Information.

Not Applicable

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names, ages and positions held by our directors and executive officers as of June 7, 2013 and their business experience are as follows:

Name	Age	Positions Held
Winston Chung	54	Chairman of the Board and Director
Balwinder Samra(1)	51	President, Chief Executive Officer, Chief Financial Officer, Vice Chairman of the Board and Director
Erik Rolland	51	Director
Henry Velasquez(1)	36	Vice President Engineering and Director

(1)	Member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

Balwinder Samra was appointed as our President, Chief Executive Officer, and a director in connection with the consummation of the Merger Transaction and has served in such capacities since the Merger Transaction and has serves as Chief Financial Officer since August 2012, Mr. Samra served as Chairman of the Board from the consummation of the Merger Transaction until December 14, 2011 when Mr. Winston Chung was appointed as Chairman of the Board and Mr. Samra was appointed as Vice Chairman of the Board. Mr. Samra was the President, Chief Executive Officer and Chairman of the Board of Balqon California from May 2005 to the closing of the Merger Transaction. Prior to that, Mr. Samra was president and chief executive officer of EVI, a leading manufacturer of electric buses, trucks and trailers. From 1991 to 2000, Mr. Samra was Corporate Vice President of Taylor-Dunn Manufacturing, a leading manufacturer of electric industrial vehicles and tow tractors. At Taylor-Dunn, Mr. Samra was responsible for worldwide marketing, dealer sales and operations. Mr. Samra’s experience as our President and Chief Executive Officer combined with over 20 years of previous experience in senior management positions at other companies within the electric vehicle industry gives him unique insights into our challenges, opportunities and operations. Mr. Samra’s extensive experience in the electric vehicle industry qualifies him to serve as a director of Balqon. Mr. Samra holds a B.S. degree in Chemistry from Punjab University, India.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities, or reporting persons, to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. The reporting persons are required by the SEC regulations to furnish us with copies of all reports that they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the year ended December 31, 2012 and Forms 5 and amendments thereto furnished us with respect to the year ended December 31, 2012, and written representations that no Form 5 is required, no person that was a reporting person during the year ended December 31, 2012, failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2012 or prior fiscal years, except that (i) Mr. Balwinder Samra failed to timely file one Form 4 reporting one transaction for 50,000 shares used to pay Balqon Corporation debt to a consulting firm, (ii) Mr. Balwinder Samra failed to file two Form 4s, each reporting a single transaction, for 40,000 shares and 120,000 shares used to pay Balqon Corporation debt to a consulting firm, (iii) Seven One Limited failed to file one Form 4 reporting one transaction and (iv) none of our reporting persons has filed a Form 5 for the fiscal year ended December 31, 2012 and we have not received a written representation from any of our reporting persons stating that no Form 5 is required

Composition of the Board of Directors

Our board of directors has responsibility for our overall corporate governance and meets regularly throughout the year. Our Articles of Incorporation provide that our board of directors will be divided as equally as possible into three classes. Our bylaws provide that our board of directors may fix the exact number of directors between one and fifteen. Our board of directors has fixed the number of directors at four. At each annual meeting of our stockholders, directors are to be elected for a term of three years to succeed those directors whose terms expire on that annual meeting date and our directors hold office until the third succeeding annual meeting of stockholders, until their successors are elected or until their earlier death, resignation or removal. The term of our Class I director was set to expire at our 2010 annual meeting of stockholders, however, we did not hold an annual meeting of stockholders during 2012. As a result, Mr. Chung, our Class I director, will hold office until our next annual meeting, until his successors is elected or until his earlier death, resignation or removal. The term of our Class II director was set to expire at our 2011 annual meeting of stockholders, however, we did not hold an annual meeting of stockholders during 2012. As a result, Mr. Velasquez, our Class II director will hold office until our next annual meeting of stockholders, until his successor is elected or until his earlier death, resignation or removal. Mr. Balwinder Samra and Dr. Erik Rolland are Class III directors and will hold office until our 2013 annual meeting of stockholders, until their respective successors are elected or until their earlier death, resignation or removal.

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

Director Independence

Annually, the board of directors, with the assistance of the Nominating and Corporate Governance Committee, makes a determination as to the independence of each director using the current standards for “independence” established by the SEC and NASDAQ Market Place Rules, additional criteria set forth in our corporate governance guidelines and consideration of any other material relationship a director may have with Balqon Corporation. None of our directors except for Dr. Erik Rolland is independent under these standards. Mr. Balwinder Samra and Henry Velasquez are our Chief Executive Officer and Vice President Engineering, respectively. SOL, of which Mr. Chung is President and Chief Executive Officer, is party to the Distribution Agreement under which we issued 1,375,000 shares of our common stock and a five-year warrant to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.50 per in consideration of certain distribution rights granted to us by SOL.

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

Our board of directors did not hold any formal meetings during 2012. Members of our board of directors and its committees consulted informally with management from time to time and acted at various times by written consent without a meeting during 2012.

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

When considering the size and composition of our board during the evaluation of a potential candidate, our Nominating and Corporate Governance Committee examines, among other things, the following qualifications and skills of director candidates—their business or professional experience, their integrity and judgment, their records of public service, their ability to devote sufficient time to the affairs of the Company, the diversity of backgrounds and experience they will bring to our board and our needs. Our Nominating and Corporate Governance Committee also believes that all nominees should be individuals of substantial accomplishment with demonstrated leadership capabilities. Our Nominating and Corporate Governance Committee does not have a formal policy with regard to the consideration of diversity in identifying nominees for director.

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

Director Compensation Table – 2012

The following table summarizes for the year ended December 31, 2012, the compensation awarded to or paid to, or earned by, Winston Chung and Dr. Erik Rolland, the members of our board of directors who are not named executive officers.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Winston Chung	$6,000	–	–	$6,000
Erik Rolland	$12,000	–	–	$12,000

Compensation of Executive Officers

Summary Compensation Table

The following table provides information concerning the compensation for the individual who served as our principal executive officer during the year ended December 31, 2012 and our two highest paid executive officers who were serving as an executive officer on December 31, 2012. These three individuals are collectively referred to in this report as the “named executive officers.”

Name and Principal Position	Year	Salary ($)		Total ($)
Balwinder Samra	2011	300,000	(1)	300,000
President and Chief Executive Officer	2012	300,000	(2)	300,000

Henry Velasquez	2011	175,000		175,000
Vice President Engineering and Director	2012	175,000		175,000

Robert Gruenwald (3)	2011	175,000		175,000
Vice President R&D	2012	200,000		200,000

(1)	As of December 31, 2011, Mr. Samra was owed the entire $300,000 he earned in 2011 under the terms of his employment agreement. As of December 31, 2011, he was owed an aggregate of $348,025 in accrued salaries.
(2)	As of December 31, 2012, Mr. Samra was owed the entire $300,000 he earned in 2012 under the terms of his employment agreement. As of December 31, 2012, Mr. Samra was owed an aggregate of $576,414 in accrued salaries.
(3)	Mr. Gruenwald resigned as Vice President – Research and Development on March 11, 2013.

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

Outstanding Equity Awards At Fiscal Year-End – 2012

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholder Table

The following table sets forth information with respect to the beneficial ownership of our voting stock as of June 7, 2013, the date of the table, by:

—	each person known by us to beneficially own more than 5% of the outstanding shares any class of our voting stock;
—	each of our directors;
—	each of our current executive officers identified at the beginning of the “Management” section of this report; and
—	all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to the securities. To our knowledge, except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table below have sole voting and investment power with respect to all shares of voting stock shown as beneficially owned by them. Except as indicated by footnote, all shares of common stock underlying derivative securities, if any, that are currently exercisable or convertible or are scheduled to become exercisable or convertible for or into shares of common stock within 60 days after the date of the table are deemed to be outstanding for the purpose of calculating the percentage ownership of each listed person or group but are not deemed to be outstanding as to any other person or group. Percentage of beneficial ownership of our common stock is based on 36,891,530 shares of common stock outstanding as of the date of the table.

The address of each of the following stockholders, unless otherwise indicated below, is c/o Balqon Corporation, 1420 240th Street, Harbor City, California 90710. The address for SOL and Winston Chung is One East Broward Blvd., Suite 1400, Fort Lauderdale, FL 33301. Messrs. Samra, and Velasquez are executive officers of Balqon Corporation. Messrs. Samra, Velasquez, Rolland and Chung are directors of Balqon Corporation. Mr. Gruenwald is a named executive officer for purposes of this report; however, Mr. Gruenwald ceased being a named executive officer on March 11, 2013.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Percent of Class
Balwinder Samra	Common	15,174,030		41.3%
Henry Velasquez	Common	333,340	*
Robert Gruenwald	Common	228,400	*
Seven One Limited and Winston Chung	Common	18,500,000	(1)	41.2%
Erik Rolland	Common	25,000	*
All directors and executive officers as a group (5 persons)	Common	34,007,370	(2)	75.7%

*	Less than 1%.
(1)	Includes 8,062,500 shares of common stock underlying warrants. These securities are held by SOL. Winston Chung, Chairman of our Board of Directors, has the power to vote and dispose of the securities held by SOL, as its Chairman of Board of Directors.
(2)	Includes 8,062,500 shares of common stock underlying warrants.

Equity Compensation Plan Information - 2012

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	__	__	__
Equity compensation plans not approved by security holders	__	__	7,475,000(1)
Total	__	__	7,475,000

_______________

(1)	Represents shares of common stock available for issuance under our 2008 Plan. The material features of our 2008 Plan are described immediately below.

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

Share Reserve

Initially, 7,500,000 shares of common stock are authorized for issuance under the 2008 Plan. The 2008 Plan was adopted by our board of directors on October 24, 2008 and approved by our stockholders on October 23, 2009. As of June 7, 2013, no options to purchase shares of common stock were issued and outstanding under the 2008 Plan. No participant in the 2008 Plan may be granted equity awards for more than 5,000,000 shares of common stock per calendar year. This share-limitation is intended to assure that any deductions to which we would otherwise be entitled, either upon the exercise of stock options or stock appreciation rights granted under the Discretionary Grant Program with an exercise price per share equal to the fair market value per share of our common stock on the grant date or upon the subsequent sale of the shares purchased under those options, will not be subject to the $1.0 million limitation on the income tax deductibility of compensation paid per covered executive officer imposed under Internal Revenue Code Section 162(m). In addition, shares issued under the Stock Issuance Program may qualify as performance-based compensation that is not subject to the Internal Revenue Code Section 162(m) limitation, if the issuance of those shares is approved by the Compensation Committee and the vesting is tied solely to the attainment of the corporate performance milestones discussed below in the summary description of that program.

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

Valuation

The fair market value per share of our common stock on any relevant date under the 2008 Plan will be deemed to be equal to the closing selling price per share of our common stock at the close of regular hours trading on the OTC Pink Marketplace on that date, as the price is reported by the Financial Industry Regulatory Authority. If there is no closing selling price for our common stock on the date in question, the fair market value will be the closing selling price on the last preceding date for which a quotation exists. In the absence of an established market for our common stock or if the plan administrator determines in good faith that our common stock is too thinly traded for fair market value to be determined in the manner described above, the fair market value per share of our common stock will be determined in good faith by the plan administrator.

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

On March 11, 2013, we mutually agreed with Mr. Gruenwald to terminate his employment agreement and we entered into a one-year independent contractor agreement under which Mr. Gruenwald has agreed to provide services as a consultant to us. As part of the termination of his employment agreement, we agreed to pay him severance in the amount of $400,000 by transferring ownership of 200 used lithium batteries, with an estimated value of $176,000. In addition, we agreed to the payment of unpaid expenses and salary increases due under the employment agreement, totaling $41,060, in monthly installments of $2,000 per month.

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

Fees Paid to Miranda & Associates

Miranda & Associates , wholly owned by our previous chief financial officer, was paid a total of $192,985 in consulting fees in consideration of accounting and advisory services during the year ended December 31, 2011, which amount includes $175,000 in consulting fees paid in consideration of services provided by Robert Miranda as our chief financial officer. Miranda & Associates was paid a total of $181,595 in consulting fees in consideration of accounting and advisory services during the year ended December 31, 2012, which amount includes $83,245 in consulting fees paid in consideration of services provided by Robert Miranda as our chief financial officer. As of May 16, 2013, Miranda & Associates was owed $195,690 for accounting and advisory services rendered.

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

On December 14, 2010, we also entered into the Distribution Agreement with SOL. Under the Distribution Agreement, as amended to date, we have been appointed as the exclusive authorized distributor for the promotion, marketing and sale of lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company in the United States. In consideration of our appointment as the exclusive distributor under the Distribution Agreement, we issued to SOL 1,375,000 shares of our common stock and a five-year warrant to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.50 per share. In January 2011, based on the terms of the Distribution Agreement, we received 3564 battery units valued at $2,629,800 on a consignment basis. During the year ended December 31, 2012, we sold 2056 units of these batteries with a cost of $1,502,500. As of May 16, 2013, we held the remaining 1299 units valued at $1,076,700 on a consignment basis.

On January 25, 2011, we entered into an agreement with WGE under which WGE agreed to purchase 300 of our electric drive systems at an aggregate purchase price of approximately $15.9 million.  We have agreed to deliver the 300 electric drive systems to WGE by July 25, 2012.  Winston Chung, the Chairman of our board of directors, is president and chief executive officer of WGE.

During the year ended December 31, 2011, the Company had sales of $651,072 to Krystal Coach, MVP RV, Metalcrafters, and TCP holdings. These companies are related by common ownership of the Company’s Chairman, Mr. Winston Chung. As of December 31, 2011, the Company held $447,484 of accounts receivable from these related parties. As of December 31, 2012, the Company determined that $198,067 of these related party accounts receivable were not collectible.

During the year ended December 31, 2011, the Company purchased $714,600 from Winston Battery and SOL. During the year ended December 31, 2012, the Company purchased $1,781,770 from Winston Battery and SOL. As of December 31, 2012, the Company has accounts payable of $1,639,702 to these related parties.

On October 2, 2011, Mr. Winston Chung made an advance of $500,000 to us.  The amounts due was unsecured and non-interest bearing.  Effective March 31, 2012, Chung exercised 1,250,000 of warrants held by SOL. Mr. Chung agreed to apply the $500,000 owed to Mr. Chung in connection with the advance against the exercise price.  In consideration of converting the $500,000 unsecured loan owed by us to Mr. Chung into shares of our common stock, we agreed to reduce the exercise price of the warrants being exercised from $0.64 to $0.40.  In connection with the conversion of the unsecured loan, we also agreed to cancel the remaining 6,562,500 warrants held by SOL at an exercise price of $0.64 and issue 6,562,500 new warrants at an exercise price of $0.40.  The newly issued warrants will expire on the original expiration date of December 14, 2015.

Balwinder Samra

Mr. Balwinder Samra, our Chief Executive Officer, has made advances of $5,018 to us in prior years.  The amounts due to Mr. Samra are unsecured, non-interest bearing, and do not have defined terms of repayment.

In 2012, Mr. Samra transferred an aggregate of 210,000 shares of our common stock to certain service providers in consideration for consulting services provided by such service providers to us.

Erik Rolland

Additionally, on August 16, 2011, we issued 25,000 shares of our common stock under the 2008 Plan to Erik Rolland in connection with his appointment to our board of directors.

Item 14.        Principal Accounting Fees and Services.

Weinberg & Company, P.A.

The following table presents the aggregate fees billed to us for professional audit services rendered by Weinberg & Company, P.A., or Weinberg, for the years ended December 31, 2012 and 2011, respectively. We appointed Weinberg as our independent registered public accounting firm on October 24, 2008.

	2012	2011
Audit Fees	$96,373	$86,485
Audit-Related Fees	7,230	65,081
Tax Fees	–	–
All Other Fees	–	1,445
Total	$103,603	$153,011

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

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services. These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. During 2012, all services performed by Weinberg were pre-approved by our Audit Committee in accordance with these policies and applicable SEC regulations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

Reference is made to the financial statements listed on and attached following the Index to Financial Statements contained at page F-1 of this report.

(a)(2) and (c) Financial Statement Schedules.

Not applicable.

(a)(3) and (b) Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 15, 2008, among the Registrant, Balqon California and a newly-created, wholly-owned subsidiary of the Registrant, Balqon Acquisition Corp. (1)(%)(###)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated October 15, 2008, among the Registrant, Balqon California and a newly-created, wholly-owned subsidiary of the Registrant, Balqon Acquisition Corp. (2)
2.3	Asset Purchase Agreement, dated September 9, 2008, by and between Electric MotorSports, LLC and Balqon California (7)(%)(###)
3.1	Articles of Incorporation of the Registrant (3)
3.2	Bylaws of the Registrant (3)
3.3	Certificate of Change (17)
3.4	Articles of Merger (18)
4.1	Article Thirteenth of the Articles of Incorporation of the Registrant (contained in Exhibit 3.1 to this Registration Statement) (3)
4.2	Sections 2 and 6 of the Bylaws of the Registrant (contained in Exhibit 3.2 to this Registration Statement) (3)
10.1	Balqon Corporation 2008 Stock Incentive Plan (11)(#)
10.2	Form of Stock Option Agreement under 2008 Stock Incentive Plan (4)(#)
10.3	Form of Indemnification Agreement for officers and directors (4)(#)
10.4	Employment Agreement, dated October 24, 2008, by and between Balwinder Samra and the Registrant (4)(#)
10.5	Employment Agreement, dated October 24, 2008, by and between Henry Velasquez and the Registrant (4)(#)

Exhibit Number	Description
10.7	Lease Agreement for 1420 240th Street, Harbor City, California 90710, between Allan D. and Gloria G. Singer, Trustees for the U.D.T. Trust dated June 6, 1984 and Balqon California dated June 17, 2008 (8)(##)
10.11	Employment Agreement, dated October 24, 2008, by and between Robert Gruenwald and the Registrant (7)(#)
10.23	Form of 10% Unsecured Subordinated Convertible Promissory Notes issued to certain security holders in the aggregate principal amount of $1,000,000 (7)
10.24	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 1,000,000 shares of common stock (7)
10.25	Form of 10% Unsecured Subordinated Convertible Promissory Notes issued to certain security holders in the aggregate principal amount of $1,500,000 (13)
10.28	Form of 10% Senior Secured Subordinated Convertible Debenture issued by the Registrant to certain security holders in the aggregate principal amount of $850,000 (15)
10.29	Form of Warrants to purchase an aggregate of 850,000 shares of common stock (subject to adjustment) issued by the Registrant to certain security holders (15)
10.30	Form of Common Stock Placement Warrants to purchase 68,000 shares of common stock issued by the Registrant (15)
10.31	Security Agreement, dated July 29, 2010, between the Registrant, the holders of the Registrant’s 10% Senior Secured Subordinated Convertible Debenture and CitizensTrust, as collateral agent (15)
10.32	Securities Purchase Agreement, dated December 14, 2010, by and between Balqon Corporation and Seven One Limited (16)(###)
10.33	Distribution Agreement, dated December 14, 2010, by and between Balqon Corporation and Seven One Limited (16)(###)
10.34	Amendment No. 1 to Distribution Agreement, dated April 13, 2011, by and between Balqon Corporation and Seven One Limited (18)
10.35	Form of Warrant issued by Balqon Corporation on December 14, 2010 to Seven One Limited (16)
10.36	Form of Distribution Warrant issued by Balqon Corporation on December 14, 2010 to Seven One Limited (16)
10.37	Registration Rights Agreement, dated December 14, 2010, by and between Balqon Corporation and Seven One Limited (16)
10.38	Amendment No. 1 to Registration Rights Agreement, dated April 13, 2011, between Balqon Corporation and Seven One Limited (18)
10.39	Form of Warrants issued by the Registrant to certain security holders to purchase an aggregate of 50,000 shares of common stock in consideration of investor relations services (18)

Exhibit Number	Description
10.41	First Amendment to Lease for 1420 240th Street, Harbor City, California 90710, between Allan D. and Gloria G. Singer, Trustees for the U.D.T. Trust dated June 6, 1984 and Balqon California dated February 3, 2011 (18)
10.42	Amendment No. 2 to Registration Rights Agreement, dated effective June 30, 2011, between Balqon Corporation and Seven One Limited (19)
10.43	Form of Amendment and Exchange Agreements dated effective March 31, 2012 (20)
10.44	Form of 10% Secured Subordinated Convertible Promissory Notes issued on April 30, 2012 (20)
10.45	Form of Warrants to Purchase Common Stock issued on April 30, 2012 (20)
10.46	Security Agreement, dated April 30, 2012, by and between the Registrant and Michaels Law Group, as Collateral Agent (20)
10.47	Form of 10% Secured Subordinated Convertible Promissory Notes issued on May 18, 2012 (20)
10.48	Form of Warrants to Purchase Common Stock issued on May 18, 2012 (20)
10.49	Security Agreement, dated May 18, 2012, by and between the Registrant and Matt Goldman, as Collateral Agent (20)
14.1	Code of Ethics (4)
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers(4)
23.1	Consent of Independent Registered Public Accounting Firm (*)
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, a amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(*)	Filed herewith.
(%)	The schedules to the agreement have not been filed.

(#)	Management contract or compensatory plan, contract or arrangement.
(##)	The rights and obligations of Balqon California under this agreement were assumed by the Registrant in connection with the Merger Transaction.
(###)	The agreement contains certain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representation and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise. The agreements are not intended as a document for investors to obtain factual information about the current state of affairs of the parties to the agreement. Rather, investors should look to other disclosures contained in Balqon Corporation’s reports under the Exchange Act.
(1)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2008.
(2)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2008.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 19, 2006.
(4)	Filed as an exhibit to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008.
(5)	Intentionally omitted.
(6)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2009.
(7)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.
(8)	Filed as an exhibit to the Registrant’s Amendment No. 1 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 22, 2009.
(9)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2009.
(10)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission August 14, 2009.
(11)	Filed as Annex A to the Registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission on October 9, 2009.
(12)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2009.
(13)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.
(15)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2010.
(16)	Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2010.
(17)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008.
(18)	Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2011.
(19)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 29, 2011.
(20)	Filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 20, 2012.

BALQON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Balqon Corporation

Harbor City, California

We have audited the accompanying balance sheets of Balqon Corporation (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, shareholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a shareholders’ deficiency and has experienced recurring operating losses and negative operating cash flows since inception. In addition, the Company is in default of its convertible note agreements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

/s/Weinberg & Company, P.A.

Los Angeles, California

June 14, 2013

BALQON CORPORATION
BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$33,869	$32,663
Accounts receivable, trade, net of allowance for doubtful accounts of $1,233 and $1,233 respectively	21,239	507,246
Accounts receivable, related entities, net of allowance for doubtful accounts of $198,067 and $178,484	–	302,082
Inventories	266,009	1,065,595
Prepaid expenses	52,615	55,010
Total current assets	373,732	1,962,596
Equipment held by a customer pending lease	–	739,000
Property and equipment, net	29,223	58,929
Other assets:
Deposits	14,400	14,400
Goodwill	–	166,500

Total assets	$417,355	$2,941,425
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Bank overdraft	$–	$11,785
Payroll taxes payable	307,619	–
Accounts payable and accrued expenses	2,462,240	1,546,059
Accounts payable to related parties	1,639,702	330,840
Customer deposits	843,860	1,417,388
Loan payable to bank	–	233,231
Advances from shareholders	5,018	505,018
Derivative liability	847,472	676,284
Convertible notes, net of discount – in default	3,080,846	1,483,168
Total current liabilities	9,186,757	6,203,773

Convertible notes payable, net of discount	–	813,492

SHAREHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,891,350 and 35,641,530 shares issued and outstanding as of December 31, 2012 and 2011, respectively	36,891	35,641
Additional paid in capital	19,635,423	18,283,624
Accumulated deficit	(28,441,716)	(22,395,105)
Total shareholders’ deficiency	(8,769,402)	(4,075,840)

Total liabilities and shareholders’ deficiency	$417,355	$2,941,425

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011
REVENUES:
Trade	$2,100,526	$1,483,259
Related Parties	–	651,072
TOTAL REVENUES	2,100,526	2,134,331
COSTS OF REVENUES	2,470,881	1,585,317
WRITE DOWN OF INVENTORY	996,214	–
GROSS (LOSS) PROFIT	(1,366,569)	549,014
OPERATING EXPENSES
General and administrative	2,497,347	4,038,787
Research and development	258,792	555,839
Depreciation and amortization	29,706	568,491
Impairment loss on distribution agreement	–	935,583
Impairment loss on goodwill	166,500	–
Total operating expenses	2,952,345	6,098,700
LOSS FROM OPERATIONS	(4,318,914)	(5,549,686)
Financing costs	(671,809)	–
Change in fair value of derivative liabilities	795,091	279,690
Interest expense	(1,850,979)	(1,786,216)
NET LOSS	$(6,046,611)	$(7,056,212)
Net loss per share – basic and diluted	$(0.17)	$(0.20)
Weighted average shares outstanding, basic and diluted	36,580,558	35,525,621

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Common Stock, $0.001 Par Value
	Number	Amount	Additional Paid in Capital	Accumulated Deficit	Total
Balances, January 1, 2011	34,942,514	$34,942	$17,815,158	$(15,338,893)	$2,511,207

Fair value of common stock issued to director	25,000	25	23,225	–	23,250

Common stock issued upon conversion of notes payable	390,684	391	296,859	–	297,250

Common stock issued upon exercise of warrants	283,332	283	148,382	–	148,665

Net loss	–	–	–	(7,056,212)	(7,056,212)

Balances, December 31, 2011	35,641,530	35,641	18,283,624	(22,395,105)	(4,075,840)

Cost to induce exercise of warrants	–	–	671,809	–	671,809

Fair value of warrants issued with convertible notes	–	–	109,140	–	109,140

Common stock issued upon conversion of shareholder loan	1,250,000	1,250	498,750	–	500,000

Fair value of common stock transferred by shareholder to settle company debts	–	–	72,100	–	72,100

Net loss	–	–	–	(6,046,611)	(6,046,611)

Balances, December 31, 2012	36,891,530	$36,891	$19,635,423	$(28,441,716)	$(8,769,402)

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
Cash flow from operating activities:
Net loss	$(6,046,611)	$(7,056,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,706	568,491
Fair value of common stock issued for services	–	23,250
Fair value of warrants issued upon conversion of common stock	671,809	–
Fair value of common stock transferred by shareholder to settle company debts	72,100	–
Impairment of distribution agreement	–	935,583
Change in fair value of derivative liability	(795,091)	(279,690)
Write down of non-recoverable inventory	996,214	–
Loss on goodwill impairment	166,500	–
Amortization of note discount	1,519,605	1,436,479
Changes in operating assets and liabilities:
Accounts receivable	788,089	(807,420)
Costs and estimated earnings in excess of billings	–	34,224
Inventories	542,372	(57,325)
Prepaid expenses	2,395	15,728
Equipment held by customer for lease	–	(739,000)
Accounts payable and accrued expenses	2,225,043	442,009
Payroll taxes payable	307,619	–
Customer advances	(573,528)	257,787
Net cash used in operating activities	(93,778)	(5,226,096)

Cash flows from investing activities:
Acquisition of furniture, equipment and software	–	(30,410)
Net cash used in investing activities	–	(30,410)

Cash flows from financing activities:
Bank overdraft	(11,785)	–
Net proceeds (repayment) from bank loan	(233,231)	233,231
Proceeds from notes payable, related parties	–	500,000
Proceeds from issuance of convertible notes, net	340,000	–
Proceeds from issuance of common stock upon exercise of warrants	–	148,665
Net cash provided by financing activities	94,984	881,896
Increase (decrease) in cash and cash equivalents	1,206	(4,374,610)
Cash and cash equivalents, beginning of year	32,663	4,407,273
Cash and cash equivalents, end of year	$33,869	$32,663

	Years Ended December 31,
	2012	2011

Supplemental cash flow information:
Interest Paid	$–	$354,569
Income taxes Paid	$–	$–

Supplemental non cash financing and investing activities:

Fair value of derivative liability related to beneficial conversion feature and warrants issued in connection with exchange of unsecured convertible notes	$829,429	$–
Fair value of derivative liability related to beneficial conversion feature in connection with secured convertible notes	$136,850	$–
Conversion of notes payable to common stock	$500,000	$297,250
Fair value of warrants issued with convertible notes	$109,140	$–

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Going Concern

The accompanying condensed financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2012, the Company recorded a net loss of $6,046,611 and utilized cash in operations of $93,778. As of December 31, 2012, the Company had a working capital deficit of $8,813,025 and a shareholders’ deficiency of $8,769,402. In addition, the Company has not paid $307,619 in payroll taxes and is delinquent in payment of $3,361,500 in principal of its convertible notes and $365,313 of interest due on convertible notes payable. Pursuant to the terms of the notes, the non-payment of principal and interest by the Company constitutes an event of default and, as a result, the holders of the notes may accelerate payment of all amounts outstanding under the notes by giving written notice to the Company and thereby requiring that the Company immediately pay all principal and accrued and unpaid interest. If the holders of the notes were to declare the notes due and payable, the Company presently does not have the ability to pay these notes. In addition, as of December 31, 2012, $2,006,500 of the notes are secured under the terms of a security agreement granting the holders of the notes a security interest in all of the Company’s assets (including all intellectual property assets of the Company) subject to the interests of the holders of senior indebtedness (as that term is defined in the notes).

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

The Company does not currently have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs in the very near-term. The Company believes that it has sufficient working capital to continue operations only until approximately August, 2013 at the latest unless it successfully restructures its debt, experiences a significant improvement in sales and obtains other sources of liquidity. In addition, although various secured creditors holding approximately $2,006,500 in secured convertible notes and secured debentures have not exercised their rights to foreclose on all of the Company’s assets (including its intellectual property assets), no assurance can be given that these holders of secured debt will not exercise their remedies under the Company’s outstanding secured notes and secured debentures.

The Company has been, and currently is, working towards identifying and obtaining new sources of financing. No assurances can be given that the Company will be successful in obtaining additional financing in the future.  Any future financing that the Company may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that the Company is able to obtain will likely include financial and other covenants that will restrict the Company’s flexibility. At a minimum, the Company expects these covenants to include restrictions on its ability to pay dividends on its common stock. Any failure to comply with these covenants would have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and cash flows. In addition, the Company’s senior secured convertible debentures issued between July and December 2010 contain covenants that include restrictions on the Company’s ability to pay dividends on its common stock.

If adequate funds are not available, the Company may be required to delay, scale back or eliminate portions of its operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of the Company’s proprietary technology and other important assets and could also adversely affect its ability to fund the Company’s continued operations and its product and service development efforts. Although the Company is actively pursuing a number of alternatives, including seeking to restructure its debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that the Company will be successful. If the Company cannot restructure its debt and obtain sufficient liquidity in the very near term, the Company may need to seek to protection under the U.S. Bankruptcy Code

Estimates

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

Revenues

Sales of Production Units, Parts and Batteries

The Company recognizes revenue from the sale of completed production units, parts and batteries when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment of the Company’s product or delivery of the product to the destination specified by the customer.

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

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of December 31, 2012 and 2011, the Company had no warranty reserve nor did the Company incur warranty expenses during the years ended December 31, 2012 or 2011.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. As of December 31, 2012 and December 31, 2011, management provided an allowance for doubtful accounts of $199,300 and $179,717 respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Recorded inventories at December 31, 2012 do not include approximately $1,076,700 of batteries and other items held on consignment from Seven One Battery Company, an affiliate of the Company’s Chairman of the Board. (See Note 4) Inventories at December 31, 2012 and 2011 consist of raw materials. During the year ended December 31, 2012, the Company performed an assessment of its inventory and determined a reserve of $257,214 was necessary to reduce such inventories to their net realizable value.

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

Management tests goodwill for impairment at the reporting unit level. The Company has only one reporting unit. At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment of the Company may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for the Company. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to the total market capitalization of the Company. The discounted cash flow valuation methodology and calculations was used in the 2012 and 2011 impairment testing.

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

The Distribution Agreement with Seven One Limited (“SOL”) and the trade secrets were being amortized over a three year period under the straight-line method.  During the year ended December 31, 2011, the Company determined that the value of its intangible asset related to the Distribution Agreement was impaired. Accordingly, the Company recorded an impairment loss of $935,583 that represented the unamortized value of the Distribution Agreement as of December 31, 2011.

During the year ended December 31, 2012, the Company determined that the value of its intangible asset recorded in connection with the acquisition of substantially all of the assets of EMS was impaired. Accordingly, the Company recorded an impairment loss of $166,500 that represented the recorded value of the goodwill from the EMS acquisition.

Impairment of Long-Lived Assets

The Financial Accounting Standards Board (“FASB”) has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured. The guidelines also provide a single accounting model for long-lived assets to be disposed of and significantly change the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there were no indicators of impairment of the Company’s long lived assets during the years ended December 31, 2012 and 2011.

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

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  For the years ended December 31, 2012 and 2011, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

The following table summarizes the weighted average shares and common stock equivalents outstanding as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Weighted average shares outstanding	36,580,558	35,525,621
Common stock equivalents:
Options exercisable into common shares	–	1,416,695
Warrants exercisable into common shares	10,295,500	13,256,220
Notes payable convertible into common shares	6,814,583	3,900,758
Total, common stock equivalents	17,110,083	18,573,673

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2012 and 2011.

December 31, 2012	Level 1	Level 2	Level 3	Total

Fair value of Derivative Liability	$–	$–	$847,472	$847,472

December 31, 2011	Level 1	Level 2	Level 3	Total

Fair value of Derivative Liability	$–	$–	$676,284	$676,284

Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used the Monte Carlo option pricing models to value the derivative instruments at inception and on subsequent valuation dates through June 30, 2012. The Company used the probability weighted average Black-Scholes-Merton models to value the derivative instruments on December 31, 2012. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured accounts receivable.

The Company maintains cash balances at one bank. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institution that holds the Company’s cash is financially sound and, accordingly, minimal credit risk exists. As of December 31, 2012 and December 31, 2011 the Company did not have any amount in excess of insured limits maintained at the bank

For the year ended December 31, 2012, 30%, 17% and 6% of revenues were from the three largest customers. For the year ended December 31, 2011, 29% of total revenues were from one customer. At December 31, 2012, a single customer represented 60% of total accounts receivable balances. Accounts receivable from a single customer represented 33% of total accounts receivable as of December 31, 2011.

For the year ended December 31, 2012, 89%, 3% and 1%, respectively, of costs of revenue were to three vendors. At December 31, 2012, accounts payable to the largest vendor represented 53% of total accounts payable balances. Accounts payable to other two largest vendors represented 13% and 6%, respectively, of total accounts payable at December 31, 2012.

For the year ended December 31, 2011, 19%, 12% and 7%, respectively, of costs of revenue were to three vendors. At December 31, 2011, accounts payable to the largest vendor represented 30% of total accounts payable balances. Accounts payable to other two largest vendors represented 26% and 9%, respectively, of total accounts payable as of December 31, 2011.

Research and Development Costs

The Company accounts for research and development costs by expensing costs as they are incurred.

Recent Accounting Pronouncements

There are recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC, however these pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - EQUIPMENT HELD BY CUSTOMER PENDING A LEASE

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

On September 21, 2012, T&K Logistics, Inc. filed a complaint (the “Complaint”) in the Superior Court of California, County of Los Angeles (Case No.: BC492619) against the Company. The Complaint relates to the lease agreement between the Company and T&K Logistics regarding the Company’s yard tractors. The Complaint purports to state the following three counts against the Company: (i) breach of contract, (ii) specific performance, and (iii) negligent misrepresentation and seeks compensatory damages of not less than $453,897. The Company intends to vigorously defend against T&K Logistics’ claims. On November 19, 2012, the Company filed an answer to the Complaint denying all allegations in the Complaint. On that same date, the Company filed a cross-complaint against T&K Logistics for breach of contract and common count goods and services rendered and seeking damages in the amount of $300,000.

During 2012, the Company conducted an assessment and determined that $739,000 of the value of the electric vehicles inventory held for lease by customer were non-recoverable and should be impaired. This amount is included in the write-down of $996,214 of inventories on the accompanying statement of operations for the year ending December 31, 2012.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2012	December 31, 2011
Computer equipment and software	$121,680	$121,680
Office furniture	35,300	35,300
Equipment	35,941	35,941
Leasehold improvements	21,711	21,711
Total property and equipment, cost	214,632	214,632
Less: accumulated depreciation and amortization	(185,409)	(155,703)
Property and equipment, net	$29,223	$58,929

Depreciation expense for the years ended December 31, 2012 and 2011 was $29,706 and $53,955, respectively.

NOTE 4 – DISTRIBUTION AGREEMENT WITH A RELATED ENTITY

On December 14, 2010, the Company entered into a Distribution Agreement with SOL. Under the Distribution Agreement, SOL has granted the Company the right to distribute lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company (the “Products”) on an exclusive basis in the United States. The Company’s Chairman of the Board, Winston Chung, is the chief executive officer of SOL. As consideration for the Distribution Agreement, on December 14, 2010, the Company issued to SOL 1,375,000 shares of the Company’s common stock and a five year warrant to acquire 1,500,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The Company determined that the fair value of the Distribution Agreement was $1,403,375, and such amount was reflected on the Company’s balance sheet as a distribution right acquired from a related party.

In January 2011, based on the terms of the Distribution Agreement, the Company received battery units valued at $2,629,800 on a consignment basis. During year ended December 31, 2012, the Company sold batteries for aggregate sales proceeds of $1,295,962 with a cost of $1,502,500 which amount is included on the accompanying Statement of Operations for the year ending December 31, 2012. During year ended December 31, 2011, the Company sold batteries for aggregate sales proceeds of $843,228 with a cost of $714,600 which amount is included on the accompanying Statement of Operations for the year ending December 31, 2011. As of December 31, 2012, the Company held the remaining battery units valued at $1,076,700 on a consignment basis.

On April 13, 2011, the Company entered into an amendment to the Distribution Agreement with SOL to correctly reflect, among other things, the chain of distribution among the parties to the Distribution Agreement and the manufacturer of the Products.

The Company received a letter alleging that the Distribution Agreement infringes on the rights a certain party has under certain agreements between that party and Thunder Sky Battery Limited. The Company believes that these allegations are without merit and intends to vigorously defend against any claims brought against the Company; however, the Company could incur substantial costs and diversion of management resources defending any such claims even if the Company is ultimately successful in the defense of such matter.

The Distribution Agreement was being amortized on a straight line basis over the three year term of the agreement. During the fourth quarter of 2011 the Company determined that the value of the Distribution Agreement was impaired and recorded an impairment loss of $935,583 for the unamortized balance of the intangible asset as of December 31, 2011.

NOTE 5 – ADVANCES FROM SHAREHOLDERS

As of December 31, 2012 and December 31, 2011, $5,018 of advances from shareholders was advanced to the Company by its President, Mr. Balwinder Samra, and is payable to Mr. Samra. This amount due to Mr. Samra, a related party, is unsecured, non-interest bearing, and does not have defined terms of repayment.

As of December 31, 2011, Mr. Winston Chung, the Company’s Chairman of the Board, had advanced $500,000 to the Company. The advance received were non-interest bearing, and with no other defined terms. As of December 31, 2011, Mr. Chung also held warrants to acquire 7,812,500 shares of the Company’s common stock at an exercise price of $0.64 per share. The Warrants were vested and have a 5-year term or an expiration date on December 30, 2015. Effective March 31, 2012, the Company, Mr. Chung and by SOL, a company related to the Chairman by common ownership, entered into an agreement whereby the exercise price of certain warrants held by SOL were reduced to $0.40 per share. Due to the modification of the exercise price, during the year ended December 31, 2012 the Company recognized a cost to induce conversion of $225,000 relating to the additional 468,750 shares that would be issued under the modified exercise price.

SOL then elected to exercise the warrants to acquire 1,250,000 shares of common stock at a price of $0.40 for which the Company issued 1,250,000 shares of its common stock to SOL. In consideration of the exercise of the warrants Mr. Chung agreed to cancel the $500,000 owed to him. The Company recognized a cost of $446,809, which represents the incremental fair value of the warrants after modification and was reflected as financing cost.

NOTE 6 - LOAN PAYABLE

On February 25, 2009, the Company executed a Business Financing Agreement, dated February 18, 2009, with Bridge Bank, National Association (the “Initial Agreement”). The Initial Agreement has been amended by Business Financing Modification Agreements dated effective February 26, 2009 and August 4, 2009, respectively (the “Modification Agreements,” and together with the Initial Agreement the “Credit Agreement”). The Credit Agreement provided the Company with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000. At December 31, 2012, there was no balance due under the terms of the Credit Agreement and the agreement was terminated.

NOTE 7– CONVERTIBLE NOTES PAYABLE – IN DEFAULT

Convertible notes payable consist of the following as of December 31, 2012 and December 31, 2011:

	December 31, 2012	December 31, 2011
Subordinated secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (1)	$891,500	$–

Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012 (2)	25,000	916,500

Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (3)	1,330,000	1,330,000

Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (4)	775,000	775,000

Secured Convertible Note Payable, Interest at 10% per annum payable quarterly, due March 31, 2013 (5)	340,000	–
Convertible notes payable	3,361,500	3,021,500
Less: note discount	(280,654)	(724,840)
Convertible notes payable, net of note discount	3,080,846	2,296,660
Less: current portion of subordinated unsecured notes, net	(3,080,846)	(1,483,168)
Convertible notes payable, net of note discount and current portion	$–	$813,492

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

The Company determined that the relative fair value of the warrants upon issuance was $639,061. The relative fair value was determined using the methodology prescribed by current accounting guidance. The Company determined the fair value of the beneficial conversion feature was approximately $360,939. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 54.39%, a risk free interest rate of 1.15%, and no expected dividend yield. The relative value of the warrants of $639,061 and the beneficial conversion feature of $360,939 was recorded by the Company as a loan discount of $1,000,000, which the Company is amortizing to interest expense over the life of the notes. As of December 31, 2011, the unamortized balance of the note discount was $80,248. As of December 31, 2012 the Company had fully amortized the remaining unamortized discount of $80,248 which is included in interest expense.

During the three months ended March 31, 2012, the Company negotiated Amendment and Exchange Agreements with holders of $891,500 of its $916,500 of 10% unsecured notes payable that matured on March 31, 2012. The terms of the Amendment and Exchange Agreements provide that the maturity date of these notes (the “Amended Notes”) was extended until March 31, 2013, and are now currently in default. The Amended Notes continue to pay quarterly interest at the rate of 10% and are subject to a security agreement. The Amendment and Exchange Agreements also provide that the Amended Notes are convertible into common stock of the Company at a price of $0.40 per share, subject to adjustment for a weighted average anti-dilution provision. In connection with the issuance of the Amended Notes, the Company issued three-year warrants to purchase up to 975,000 shares of common stock at an exercise price per share of $0.40.

The Amended Notes were due on March 31, 2013 (the “Maturity Date”) and are currently in default due to non-payment of the note by the Company. The Amended Notes are secured under the terms of a security agreement granting the holders of the Amended Notes a security interest in all of the Company’s personal property subject to the interests of the holders of Senior Indebtedness (as defined in the Amended Notes). The security interest granted is subordinate to existing bank financing and the 10% Senior Secured Convertible Debentures that currently have a principal balance due of $775,000.

Each of the agreements governing the Amended Notes and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the Amended Notes or exercise price of the warrants issued with the Amended Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Amended Notes and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors to be $316,876 and the initial fair value of the embedded beneficial conversion feature of the Amended Notes to be $512,613 (an aggregate amount of $829,489). These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model. As such, the Company recorded an $829,489 valuation discount upon issuance of the notes and warrants. The Company is amortizing this valuation discount to interest expense over the life of the notes. During the year ended December 31, 2012 the Company included in interest expense $622,132 relating to the amortization of this discount, and as of December 31, 2012, the unamortized balance of the note discount was $207,357.

(2) A holder of $25,000 in principal of the Company’s 10% Unsecured Convertible Promissory Notes issued between March 25, 2009 and June 19, 2009 did not accept the Company’s offer under the Amendment and Exchange Agreements (see note 1 above) to exchange this note for an Amended Note that matures on March 31, 2013. As such, this 10% Unsecured Convertible Promissory Note matured on March 31, 2012 and is in default due to non-payment of the note by the Company.

(3) Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment. Additionally, the Company issued three-year warrants to purchase an aggregate of 1,999,993 shares of the Company’s common stock at an exercise price of $0.50 per share. In connection with the offering, the Company issued three year warrants to purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered. The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend. During the year ended December 31, 2011, $153,750 of the principal of the notes was converted into 204,998 shares of the Company’s common stock. As of December 31, 2012, $1,330,000 in principal was outstanding under these notes. The notes matured on September 1, 2012 and are presently in default due to non-payment.

The Company determined that the relative fair value of the warrants upon issuance was $731,710. The relative fair value was determined using the methodology prescribed by current accounting guidance. The Company determined the fair value of the beneficial conversion feature was approximately $768,290. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield. The relative value of the warrants of $731,710 and the beneficial conversion feature of $768,290 was recorded by the Company as a loan discount of $1,500,000, which the Company is amortizing to interest expense over the life of the notes. As of December 31, 2011, the unamortized balance of the note discount was $362,645. During the year ended December 31, 2012 the remaining unamortized discount of $362,645 was recorded as interest expense

(4) Between July 2010 and December 2010, the Company entered into agreements with 26 accredited investors for the sale by the Company of an aggregate of $850,000 of 10% Senior Secured Convertible Debentures (the “Debentures”) which are convertible into an aggregate of 1,133,333 shares of the Company’s common stock at a conversion price of $0.75 per share, subject to adjustment.  In connection with this offering, the Company also issued to the investors warrants to purchase an aggregate of 850,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment.  The Company also issued to its placement agent warrants to purchase 68,000 shares of the Company’s common stock at exercise price of $0.75 per share, subject to the same adjustments and terms as those warrants issued to investors.

During the year ended December 31, 2011, $75,000 of the principal of the Debentures was converted into 117,186 shares of the Company’s common stock. As of December 31, 2012 and 2011, $775,000 in principal was outstanding under these Debentures. Under the adjustment provisions of the Debentures and warrants, the conversion price of the Debentures and the exercise price of the warrants were reduced to $0.56 in connection with various dilutive issuances made in 2011 and 2010.

The Debentures were due on September 30, 2012, , and subsequently extended to, March 31, 2013 (the “Maturity Date”) and are now in default due to non-payment  The Debentures are secured under the terms of a security agreement granting the holders of the Debentures a security interest in all of the Company’s personal property.

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

The Company determined that upon issuance in 2010, the aggregate fair value of the warrants issued to investors and its placement agent to be $511,399 and the initial fair value of the embedded beneficial conversion feature of the Debentures to be $504,440 (an aggregate amount of $1,015,839). These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model. In accordance with current accounting guidelines, the excess of $165,839 of derivative liability created over the face amount of the Debentures was considered to be a cost of the private placement. In addition, the Company also incurred another $193,500 of closing costs (consisting of $93,500 of placement agent fees and $100,000 of legal fees directly related to the offering). As such, the Company recorded an $850,000 valuation discount upon issuance, and in 2010, recognized private placement costs of $358,339 for financial reporting purposes. As of December 31, 2011, the Company amortized $568,054 of the valuation discount, and the remaining unamortized valuation discount of $281,946 as of December 31, 2011 has been offset against the face amount of the Debentures for financial statement purposes,. As of December 31, 2012, the Company amortized $269,560 of the valuation discount, and the remaining unamortized valuation discount of $12,386 as of December 31, 2012 has been offset against the face amount of the Debentures for financial statement purposes.

(5) On May 18, 2012, the Company entered into Agreements with 3 accredited investors for a sale by the Company of an aggregate of $340,000 10% Secured Subordinated Convertible Promissory Notes (the “May 2012 Notes”) which are convertible into an aggregate of 850,000 shares of the Company’s common stock at a conversion price of $0.40 per share of common stock, subject to adjustment. The notes were due on March 31, 2013 and are now in default due to non-payment. The May Notes are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes).  The notes pay quarterly interest at the rate of 10% and are subject to a security agreement that secures the Notes by the Company’s assets. The security agreement is subordinate to existing bank financing and the Debentures (as defined below) that currently have a principle balance due of $775,000 and the Amended Notes that currently have a balance due of $891,500.  Additionally, the Company issued three-year warrants to purchase an aggregate of 340,000 shares of the Company’s common stock at an exercise price of $0.40 per share, subject to standard anti-dilution adjustments.

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

The Company determined the aggregate fair value of the warrants issued to investors to be $109,140 and the initial fair value of the embedded beneficial conversion feature of the May 2012 Notes to be $136,850 (an aggregate amount of $245,990).  These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model.  As such, the Company recorded a $245,990 valuation discount upon issuance of the notes and warrants. The Company is amortizing this valuation discount to interest expense over the life of the notes.  As of December 31, 2012, the Company amortized $185,079 of the discount, and the remaining unamortized valuation discount of $60,911 as of December 31, 2012 has been offset against the face amount of the Debentures for financial statement purposes.

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

At the date of issuance and as of December 31, 2011, the derivative liabilities were valued using Monte Carlo simulation model. As of December 31, 2012, the derivative liabilities were valued using a probability weighted average Black-Scholes pricing model with the following assumptions:

	December 31, 2012	At Date of Issuance	December 31, 2011
Conversion feature:
Risk-free interest rate	0.18%	0.19%	0.09%
Expected volatility	186.99%	98.14%	98.40%
Expected life (in years)	.25 years	1.0 years	.75 years
Expected dividend yield	0	0	0

Warrants:
Risk-free interest rate	0.25%	0.51%	0.54%
Expected volatility	186.99%	98.14%	105.30%
Expected life (in years)	2.5 years	3.0 years	3.75 years
Expected dividend yield	0	0	0

Fair Value:
Conversion feature	579,821	649,463	263,984
Warrants	267,651	316,816	412,200
	$847,472	$966,279	$676,284

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

As of December 31, 2012, the aggregate derivative liability of the conversion feature and the warrants was $847,472.  For the year ended December 31, 2012, the Company recorded a gain on the change in fair value of the derivative liabilities of $795,091.

NOTE 9 – INCOME TAXES

At December 31, 2012 and 2011, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $25,400,000 and $20,400,000, respectively, for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will be able to realize the tax benefit of the carryforwards.

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

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2012	December 31, 2011
Deferred income tax asset:
Net operating loss carryforward	$10,100,000	$8,000,000
Valuation allowance	10,100,000	8,000,000
Net deferred income tax asset	$–	$–

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended December 31,
	2012	2011
Tax expense at the U.S. statutory income tax	(34.0%)	(34.0%)
State tax net of federal tax benefit	(5.8%)	(5.8%)
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

The Company adopted authoritative guidance issued by the GAAP which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of December 31, 2012 and December 31, 2011, the Company does not have a liability for unrecognized tax benefits.

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

Shares issued by the Chief Executive Officer for services

During the year ended December 31, 2012, the Company’s Chief Executive officer issued to a vendor 210,000 shares of his common stock for payment of services performed for the Company. The Company recorded the fair value of these shares of $72,100as a cost and as a contribution to capital

NOTE 11 – STOCK OPTIONS AND WARRANTS

Stock Options

At December 31, 2012, options to purchase common shares were outstanding as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2010	3,041,728	$2.00
Granted	–	–
Exercised	–	–
Expired	(1,625,033)	$2.03
Balance at December 31, 2011	1,416,695	$2.50
Granted	–	–
Exercised	–	–
Expired	(1,416,695)	$2.50
Balance at December 31, 2012	–	–

Warrants

At December 31, 2012, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2010	15,929,147	$0.96
Granted	10,000	$1.00
Exercised	(283,332)	$0.52
Expired	(2,399,595)	$1.50
Balance at December 31, 2011	13,256,220	$0.82
Granted	1,315,000	$0.40
Exercised	(1,250,000)	$0.40
Expired	(3,025,720)	$0.74
Balance at December 31,2012	10,295,500	$0.44

During the year ended December 31, 2012, the Company negotiated Amendment and Exchange Agreements with holders of $891,500 of the Company’s 10% Unsecured Convertible Notes that matured on March 31, 2012. In connection with these Amendment and Exchange Agreements, the Company is issuing new warrants that will enable the warrant holders to purchase up to 975,000 shares of the Company’s common stock at an exercise price per share of $0.40. These warrants will have a contractual life of three years and expire on March 31, 2015.

Effective March 31, 2012, the Company’s Chairman exercised 1,250,000 warrants to purchase 7,812,500 shares held by Seven One Limited (“SOL”), a company related to the Chairman by common ownership. These warrants were previously exercisable at $0.64 per share, however, in consideration of the Chairman converting $500,000 of an outstanding unsecured loan into common stock, the Company agreed to re-price these warrants at an exercise price of $0.40.. The total value of the adjustment of the exercise price of these warrants was $446,809 and was reflected as a cost to induce conversion during the year ended December 31, 2012.

On May 18, 2012, the Company entered into agreements with 3 accredited investors for a sale by the Company of an aggregate of $340,000 of the May 2012 Notes. In connection with these Notes, the Company issued warrants that will enable the warrant holders to purchase up to 340,000 shares of the Company’s common stock at an exercise price per share of $0.40. These warrants will have a contractual life of three years and expire on March 31, 2015.

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

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.40	8,745,500 (i)	$0.40	2.5	8,745,500	$0.40
$0.64	1,500,000	$0.64	2.9	1,500,000	$0.64
$1.00	50,000	$1.00	1.8	50,000	$1.00
	10,295,500			10,295,500

As of December 31, 2012, there was no intrinsic value of the warrants outstanding and exercisable

(i) As of December 31, 2012, agreements governing 1,843,000 of the warrants exercisable at $0.40 per share includes an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the exercise price of these warrants

NOTE 12 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the Company had no sales to related parties. As of December 31, 2012, the Company had accounts receivable of $198,067 from related parties which is fully reserved.

As of December 31, 2012 and 2011, the Company had trade accounts payable to related parties of $1,639,702 and $330,840, respectively. The related parties are suppliers of the Company related by common ownership to the Company’s Chairman.

On December 14, 2010, the Company entered into a Distribution Agreement with SOL (the “Distribution Agreement”). Under the Distribution Agreement, SOL has granted the Company the right to distribute lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company on an exclusive basis in the United States. The Company’s Chairman of the Board, Winston Chung, is the chief executive officer of SOL. In January 2011, based on the terms of the Distribution Agreement, the Company received battery units valued at $2,629,800 on a consignment basis. As of December 31, 2012 and 2011, the Company held battery units valued at $1,076,700 and $1,915,200 respectively held on a consignment basis, which amounts are not included in recorded inventories.

During the year ended December 31, 2012 and 2011, battery costs were $1,502,500 and $714,600, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

During 2009, under the terms of the Company’s agreement with the City of Los Angeles, the Company requested and was issued an advance payment in the amount of $1,159,601. This advance payment was recorded as a customer deposit. During June 2012, we billed $630,000 to the City of Los Angeles to upgrade six of the electric trucks previously delivered from lead acid batteries to lithium ion batteries. This billed amount was applied as a reduction of the advance payment leaving an unpaid balance of $529,601 on this advance as of December 31, 2012. Our agreement with the City of Los Angeles has been terminated, to the extent that we do not receive additional purchases from the City of Los Angeles for the remaining balance due, we may be required to return the unpaid balance to the City of Los Angeles. We anticipate selling additional products and services during the next 12 months to reduce the unpaid balance; however we presently do not have the funds to pay this advance if payment is requested by the City of Los Angeles.

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

On March 11, 2013, the Company mutually agreed with Mr. Gruenwald to terminate his employment agreement and the Company entered into a one-year independent contractor agreement under which Mr. Gruenwald has agreed to provide services as a consultant to the Company. As part of the termination of his employment agreement, the Company agreed to pay him severance in the amount of $400,000 by transferring ownership of 200 used lithium batteries, with an estimated value of $176,000. In addition, the Company agreed to the payment of unpaid expenses and salary increases due under the employment agreement, totaling $41,060, in monthly installments of $2,000 per month.

Lego Agreement

On July 9, 2012, the Company entered into a Purchase and Representation Agreement (the “Lego Agreement”) with Lego Battery Sales, LLC (“Lego”). The terms of the Lego Agreement call for the sale by the Company to Lego of 1,000 batteries for an aggregate sales price of $350,000.

The Lego Agreement further requires that the Company serve as Lego’s exclusive sales agent and representative to market and resell the batteries on behalf of Lego. The sales prices of the batteries must be at a minimum sales price of $490 per battery. In consideration for its services as sales agent and representative, the Company shall earn a sales commission equal to the excess of the sales price of each battery above the minimum sale price. The Lego Agreement is secured by a pledge of 2,450,000 shares of common stock owned individually by the Company’s president; Mr. Balwinder Samra. If Lego does not sell the minimum consideration of $490,000 for the sale of the 1,000 batteries by January 9, 2013, Lego may foreclose on these pledged shares. The term of the Lego Agreement is for six months and may be extended by mutual consent of the parties. On Jan 9th, 2013 signed an Amendment Agreement extending the foreclosure date from January 9, 2013 to July 9, 2013 in return for 1,500,000 shares of the Company’s common stock owned individually by the Company’s President, Balwinder Samra. The Company will account for the transfer of shares from Mr. Samra to Lego at the fair value as a cost in the first quarter of 2013.

Leases

The Company leases a manufacturing facility located in Harbor City, California that expires on August 1, 2013. The base monthly rent under the lease is $10,605. Rent expense for the years ended December 31, 2012 and 2011 for this lease was $160,995 and $172,956, respectively.

The future minimum rental payments required under the non-cancelable operating leases through expiration of the lease in 2013 is $74,235.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of June, 2013.

BALQON CORPORATION

By:	/s/ Balwinder Samra
Balwinder Samra,
President and Chief Executive Officer (principal executive officer)

By:	/s/ Balwinder Samra
Balwinder Samra,
Interim Chief Financial Officer (principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ BALWINDER SAMRA	President, Chief Executive Officer and Director	June 14, 2013
Balwinder Samra	(principal executive officer)

/s/ HENRY VELASQUEZ	Director	June 14, 2013
Henry Velasquez

	Chairman of the Board of	June 14, 2013
Winston Chung	Directors, Director

/s/ ERIK ROLLAND	Director	June 14, 2013
Erik Rolland

82

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

83