Form 10-Q
period 2013-03-31
BALQON CORP.
filed 2013-06-14
CIK 1169440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer (do not check if Smaller Reporting Company) [_]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of June 12, 2013, was 36,891,530.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross profit margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industries; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industries and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

i

BALQON CORPORATION

QUARTERLY REPORT
ON

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29
ITEM 4.	Controls and Procedures	29

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings	32
ITEM 1A.	Risk Factors	32
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
ITEM 3.	Defaults Upon Senior Securities	32
ITEM 4.	Mine Safety Disclosure	32
ITEM 5.	Other Information	32
ITEM 6.	Exhibits	32

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$27,105	$33,869
Accounts receivable, trade, net of allowance for doubtful accounts of $1,233 and $1,233 respectively	79,600	21,239
Inventories	233,527	266,009
Prepaid expenses	29,917	52,615
Total current assets	370,149	373,732
Property and equipment, net	25,530	29,223
Other assets:
Deposits	14,400	14,400
Total assets	$410,079	$417,355

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Payroll taxes payable	325,410	307,619
Accounts payable and accrued expenses	2,559,668	2,462,240
Accounts payable to related parties	2,133,850	1,639,702
Customer deposits	810,658	843,860
Advances from shareholder	5,018	5,018
Derivative liability	1,018,425	847,472
Convertible notes, net of discount – in default	3,361,500	3,080,846
Total current liabilities	10,214,529	9,186,757

SHAREHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,891,530 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	36,891	36,891
Additional paid in capital	19,958,599	19,635,423
Accumulated deficit	(29,799,940)	(28,441,716)
Total shareholders’ deficiency	(9,804,450)	(8,769,402)
Total liabilities and shareholders’ deficiency	$410,079	$417,355

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES	$447,387	$194,999
COSTS OF REVENUES	427,197	87,832
GROSS PROFIT	20,190	107,167
OPERATING EXPENSES
General and administrative	780,931	614,971
Research and development	26,678	69,204
Depreciation and amortization	3,693	8,157
Total operating expenses	811,302	692,332
LOSS FROM OPERATIONS	(791,112)	(585,165)
Change in fair value of derivative liabilities	(170,953)	(12,412)
Fair Value of warrants issued upon conversion of shareholder loan	–	(671,809)
Interest expense	(396,159)	(397,877)
NET LOSS	(1,358,224)	$(1,667,263)
Net loss per share – basic and diluted	$(0.04)	$(0.05)
Weighted average shares outstanding, basic and diluted	36,891,530	35,641,530

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (Unaudited)

	Common Stock, $0.001 Par Value		Additional Paid in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balances, December 31, 2012	36,891,530	$36,891	$19,635,423	$(28,441,716)	$(8,769,402)
Fair value of common stock transferred by shareholder to settle Company debts	–	–	323,176	–	323,176
Net loss	–	–	–	(1,358,224)	(1,358,224)
Balances, March 31, 2013	36,891,530	$36,891	$19,958,599	$(29,799,940)	$(9,804,450)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,358,224)	$(1,667,263)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,693	8,157
Fair value of common stock transferred by shareholder to settle Company debts	323,176
Cost to induce conversion of warrants		671,809
Change in fair value of derivative liability	170,953	12,412
Amortization of note discount	280,654	306,960
Changes in operating assets and liabilities:
Accounts receivable	(58,361)	664,871
Inventories	32,483	(11,002)
Prepaid expenses	22,697	18,238
Bank Overdraft	–	56,292
Payroll taxes payable	17,791	63,548
Accounts payable and accrued expenses	591,575	(45,198)
Customer advances	(33,201)	85,794
Net cash (used in) provided by operating activities	(6,764)	164,618

Cash flows from financing activities:
Payment of loan payable, Bridge Bank	–	(196,981)
Net cash used in financing activities	–	(191,981)

Decrease in cash and cash equivalents	(6,764)	(32,363)
Cash and cash equivalents, beginning of period	33,869	32,663
Cash and cash equivalents, end of period	27,105	$300

Supplemental Cash Flow Information:
Income taxes paid	$–	$–
Interest paid	$–	$35,505

Supplemental non cash financing and investing activities:
Conversion of notes payable to common stock	$–	$500,000
Fair value of warrants issued in connection with extension of notes	$–	$802,353

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

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

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2012 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2012 and 2011 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2013. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2013, the Company recorded a net loss of $1,358,224 and utilized cash flow from operations of $6,764. As of March 31, 2013, the Company had a working capital deficit of $9,844,380 and a shareholders’ deficiency of $9,804,450. In addition, the Company has not paid $325,410 in payroll taxes and is delinquent in payment of $3,361,500 in principal of its convertible notes and $473,140 of interest due on convertible notes payable. Pursuant to the terms of the notes, the non-payment of principal and interest by the Company constitutes an event of default and, as a result, the holders of the notes may accelerate payment of all amounts outstanding under the notes by giving written notice to the Company and thereby requiring that the Company immediately pay all principal and accrued and unpaid interest. If the holders of the notes were to declare the notes due and payable, the Company presently does not have the ability to pay these notes. In addition, as of March 31, 2013, $2,006,500 of the notes are secured under the terms of a security agreement granting the holders of the notes a security interest in all of the Company’s assets (including all intellectual property assets of the Company) subject to the interests of the holders of senior indebtedness (as that term is defined in the notes).

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company does not currently have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs in the very near-term. The Company believes that it has sufficient working capital to continue operations only until approximately August 31, 2013 at the latest unless it successfully restructures its debt, experiences a significant improvement in sales and obtains other sources of liquidity. In addition, although various secured creditors holding approximately $ 2,006,500 in secured convertible notes and secured debentures have not exercised their rights to foreclose on all of the Company’s assets (including its intellectual property assets), no assurance can be given that these holders of secured debt will not exercise their remedies under the Company’s outstanding secured notes and secured debentures.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

We determine whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when we place the products with the buyer’s carrier. We regularly review our customers’ financial positions to ensure that collectability is reasonably assured. Except for warranties, we have no post-sales obligations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Recorded inventories at March 31, 2013 do not include approximately $ 648,200 of batteries and other items held on consignment from Seven One Battery Company, an affiliate of the Company’s Chairman of the Board. (See Note 8). Inventories at March 31, 2013 consisted of raw materials.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes. For the three months ended March 31, 2013 and 2012, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

The following table summarizes the weighted average shares and common stock equivalents outstanding as of March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Weighted average shares outstanding	36,891,530	35,641,530
Common stock equivalents:
Options exercisable into common shares	–	1,416,695
Warrants exercisable into common shares	10,295,500	12,006,220
Notes payable convertible into common shares	6,814,583	6,027,083
Total, common stock equivalents	17,110,083	19,449,998

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

Financial Assets and Liabilities Measured at Fair Value (continued)

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2013 and December 31, 2012.

March 31, 2013	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$1,018,425	$1,018,425
December 31, 2012	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$847,472	$847,472

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used the probability weighted average Black-Scholes-Merton models to value the derivative instruments on March 31, 2013. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

For the three months ended March 31, 2013, 38%, 21% and 11% of revenues were from the three largest customers. For the three months ended March 31, 2012, 60% of total revenues were from one customer. At March 31, 2013, 35% of accounts receivable were from one trade customer. At December 31, 2012, 60% of accounts receivable were from one trade customer.

For the three months ended March 31, 2013, 88% of costs of revenue was to one vendor. For the three months ended March 31, 2012, 34% of costs of revenue were to one vendor. At March 31, 2013, accounts payable to the largest vendor represented 58% of total accounts payable balances. Accounts payable to other two largest vendors represented 13% and 6%, respectively, of total accounts payable at December 31, 2012.

Recent Accounting Pronouncements

There are recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC, however these pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2013	December 31, 2012
Computer equipment and software	$121,680	$121,680
Office furniture	35,300	35,300
Equipment	35,941	35,941
Leasehold improvements	21,711	21,711
Total property and equipment, cost	214,632	214,632
Less: accumulated depreciation and amortization	(189,102)	(185,409)
Property and equipment, net	$25,530	$29,223

Depreciation and amortization expense for the three months ended March 31, 2013, and 2012 was $3,693 and $8,157, respectively.

NOTE 3 – ADVANCES FROM SHAREHOLDERS

As of March 31, 2013 and December 31, 2012, $5,018 was due to the Company’s President and majority shareholder, Mr. Balwinder Samra. This amount due to Mr. Samra, a related party, is unsecured, non-interest bearing, and does not have defined terms of repayment.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES IN DEFAULT

Convertible notes payable in default consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Subordinated secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (1)	$891,500	$891,500
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012 (2)	25,000	25,000
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (3)	1,330,000	1,330,000
Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (4)	775,000	775,000
Secured Convertible Note Payable, Interest at 10% per annum payable quarterly, due March 31, 2013 (5)	340,000	340,000
Convertible notes payable	3,361,500	3,361,500
Less: note discount	–	(280,654)
Convertible notes payable, net of note discount	3,361,500	3,080,846
Less: current portion of subordinated unsecured notes, net	(3,361,500)	(3,080,846)
Convertible notes payable, net of note discount and current portion	$–	$–

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

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

The Company determined that the relative fair value of the warrants upon issuance was $639,061. The relative fair value was determined using the methodology prescribed by current accounting guidance. The Company determined the fair value of the beneficial conversion feature was approximately $360,939. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of 54.39%, a risk free interest rate of 1.15%, and no expected dividend yield. The relative value of the warrants of $639,061 and the beneficial conversion feature of $360,939 was recorded by the Company as a loan discount of $1,000,000, which the Company is amortizing to interest expense over the life of the notes. As of December 31, 2011, the unamortized balance of the note discount was $80,248. As of December 31, 2012 the Company had fully amortized the remaining unamortized discount of $80,248.

During the three months ended March 31, 2012, the Company negotiated Amendment and Exchange Agreements with holders of $891,500 of its $916,500 of 10% unsecured notes payable that matured on March 31, 2012. The terms of the Amendment and Exchange Agreements provide that the maturity date of these notes (the “Amended Notes”) was extended until March 31, 2013, and are now currently in default. The Amended Notes continue to accrue quarterly interest at the rate of 10% and are subject to a security agreement. The Amendment and Exchange Agreements also provide that the Amended Notes are convertible into common stock of the Company at a price of $0.40 per share, subject to adjustment for a weighted average anti-dilution provision. In connection with the issuance of the Amended Notes, the Company issued three-year warrants to purchase up to 975,000 shares of common stock at an exercise price per share of $0.40.

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

Each of the agreements governing the Amended Notes and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the Amended Notes or exercise price of the warrants issued with the Amended Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Amended Notes and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors to be $316,876 and the initial fair value of the embedded beneficial conversion feature of the Amended Notes to be $512,613 (an aggregate amount of $829,489). These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model. As such, the Company recorded an $829,489 valuation discount upon issuance of the notes and warrants. The Company is amortizing this valuation discount to interest expense over the life of the notes. During the three month ended March 31, 2013 the Company included in interest expense $207,357 and $306,960, respectively, relating to the amortization of this discount, and as of March 31, 2013 and December 31, 2012, the unamortized balance of the note discount was $0 and $207,357, respectively.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

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

The Company determined that the relative fair value of the warrants upon issuance was $731,710. The relative fair value was determined using the methodology prescribed by current accounting guidance. The Company determined the fair value of the beneficial conversion feature was approximately $768,290. These amounts were calculated under a Black-Scholes option pricing model using as assumptions an expected life of 3 years, an industry volatility of between 95% and 116%, a risk free interest rate of 1.47%, and no expected dividend yield. The relative value of the warrants of $731,710 and the beneficial conversion feature of $768,290 was recorded by the Company as a loan discount of $1,500,000, which the Company is amortizing to interest expense over the life of the notes. As of December 31, 2011, the unamortized balance of the note discount was $362,645. During the year ended December 31, 2012 the remaining unamortized discount of $362,645 was recorded as interest expense.

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

During the year ended December 31, 2011, $75,000 of the principal of the Debentures was converted into 117,186 shares of the Company’s common stock. As of March 31, 2013 and December 31, 2012, $775,000 in principal was outstanding under these Debentures. Under the adjustment provisions of the Debentures and warrants, the conversion price of the Debentures and the exercise price of the warrants were reduced to $0.56 in connection with various dilutive issuances made in 2011 and 2010.

The Debentures were due on September 30, 2012, and subsequently extended to, March 31, 2013 (the “Maturity Date”) and are now in default due to non-payment  The Debentures are secured under the terms of a security agreement granting the holders of the Debentures a security interest in all of the Company’s personal property.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

The Company determined that upon issuance in 2010, the aggregate fair value of the warrants issued to investors and its placement agent to be $511,399 and the initial fair value of the embedded beneficial conversion feature of the Debentures to be $504,440 (an aggregate amount of $1,015,839). These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model. In accordance with current accounting guidelines, the excess of $165,839 of derivative liability created over the face amount of the Debentures was considered to be a cost of the private placement. In addition, the Company also incurred another $193,500 of closing costs (consisting of $93,500 of placement agent fees and $100,000 of legal fees directly related to the offering). As such, the Company recorded an $850,000 valuation discount upon issuance, and in 2010, recognized private placement costs of $358,339 for financial reporting purposes. As of December 31, 2012, the Company amortized $269,560 of the valuation discount, and the remaining unamortized valuation discount of $12,386 as of December 31, 2012 has been offset against the face amount of the Debentures for financial statement purposes. The remainder of the valuation discount was amortized as interest expense during the three month ended March 31, 2013.

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

The Company determined the aggregate fair value of the warrants issued to investors to be $109,140 and the initial fair value of the embedded beneficial conversion feature of the May 2012 Notes to be $136,850 (an aggregate amount of $245,990). These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model.  As such, the Company recorded a $245,990 valuation discount upon issuance of the notes and warrants. The Company is amortizing this valuation discount to interest expense over the life of the notes.  As of December 31, 2012, the Company amortized $185,079 of the discount, and the remaining unamortized valuation discount of $60,911 as of December 31, 2012 has been offset against the face amount of the Debentures for financial statement purposes. The remainder of the valuation discount was amortized as interest expense during the three month ended March 31, 2013.

NOTE 5 – DERIVATIVE LIABILITY

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

As of December 31, 2012 and March 31, 2013, the derivative liabilities were valued using a probability weighted average Black-Scholes pricing model with the following assumptions:

	March 31, 2013	December 31, 2012
Conversion feature:
Risk-free interest rate	0.13%	0.18%
Expected volatility	198.77%	186.99%
Expected life (in years)	.25 years	.25 years
Expected dividend yield	0	0
Warrants:
Risk-free interest rate	0.13%	0.25%
Expected volatility	198.77%	186.99%
Expected life (in years)	2.25 years	2.5 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	745,222	579,821
Warrants	273,203	267,651
	$1,018,425	$847,472

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

As of March 31, 2013 and December 31, 2012, the aggregate derivative liability of the conversion feature and the warrants was $1,018,425 and $847,472 respectively.  For the three months ended March 31, 2013, the Company recorded a change in fair value of the derivative liabilities of $170,953.

NOTE 6 – INCOME TAXES

At December 31, 2012 and 2011, the Company had available Federal and State net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $25,400,000 and $20,400,000, respectively, for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expired in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will not be able to realize the tax benefit of the carryforwards.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

Significant components of the Company’s deferred income tax assets are as follows:

	March 31, 2013 (Unaudited)	December 31, 2012
Deferred income tax asset:
Net operating loss carryforward	$10,700,000	$10,100,000
Valuation allowance	(10,700,000)	(10,100,000)
Net deferred income tax asset	$–	$–

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	March 31, 2013 (Unaudited)	December 31, 2012
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(5.8)%	(5.8)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	–%	–%

The Company adopted authoritative guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of March 31, 2013 and December 31, 2012, the Company does not have a liability for unrecognized tax benefits.

NOTE 7 – STOCK OPTIONS AND WARRANTS

Stock Options

There was no options outstanding and exercisable as of March 31, 2013.

Warrants

At March 31, 2013, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2012	10,295,500	$0.44
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at March 31, 2013	10,295,500	$0.44

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

The following table summarizes information about stock warrants outstanding and exercisable as of March 31, 2013:

	Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.40	8,745,500	(i)	$0.40	2.5	8,745,500	$0.40
$0.64	1,500,000		$0.64	2.9	1,500,000	$0.64
$1.00	50,000		$1.00	1.8	50,000	$1.00
	10,295,500				10,295,500

As of March 31, 2013, there was no intrinsic value of the warrants outstanding and exercisable

(i) As of March 31, 2013, agreements governing 1,843,000 of the warrants exercisable at $0.40 per share include an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the exercise price of these warrants

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

Shares issued by the Chief Executive Officer

On January 9, 2013, Company signed an Amendment Agreement (described in note 9) extending foreclosure date on Lego Agreement from Jan 9, 2013 to July 9, 2013, in return for 1,500,000 shares of the Company’s common stock owned individually by the Company’s President, Balwinder Samra. The Company recorded the fair value of these shares of $300,000 as a cost and as a contribution to capital.

On January 28, 2013 the Company’s Chief Executive officer issued to a vendor 115,880 shares of his common stock for payment of services performed for the Company. The Company recorded the fair value of these shares of $23,176 as a cost and as a contribution to capital.

During the three months ended March 31, 2013 and 2012, the Company had no sales to related parties. As of December 31, 2012, the Company had accounts receivable of $198,067 from related parties which is fully reserved.

As of March 31, 2013 and December 2012, the Company had trade accounts payable to related parties of $2,133,850 and $1,639,702, respectively. The related parties are suppliers of the Company related by common ownership to the Company’s Chairman.

On December 14, 2010, the Company entered into a Distribution Agreement with SOL (the “Distribution Agreement”). Under the Distribution Agreement, SOL has granted the Company the right to distribute lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company on an exclusive basis in the United States. The Company’s Chairman of the Board, Winston Chung, is the chief executive officer of SOL. In January 2011, based on the terms of the Distribution Agreement, the Company received battery units valued at $2,629,800 on a consignment basis. As of March 31, 2013 and December 31, 2012, the Company held battery units valued at $648,200 and $1,076,700 respectively held on a consignment basis, which amounts are not included in recorded inventories.

As of March 31, 2013 and 2012 the Company sold $ 207,175 and $1,502,500 in batteries under the Distribution Agreement.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

During 2009, under the terms of the Company’s agreement with the City of Los Angeles, the Company requested and was issued an advance payment in the amount of $1,159,601. This advance payment was recorded as a customer deposit. During June 2012, we billed $630,000 to the City of Los Angeles to upgrade six of the electric trucks previously delivered from lead acid batteries to lithium ion batteries. This billed amount was applied as a reduction of the advance payment leaving an unpaid balance of $529,601 on this advance as of March 31, 2013. Our agreement with the City of Los Angeles has been terminated, to the extent that we do not receive additional purchases from the City of Los Angeles for the remaining balance due, we may be required to return the unpaid balance to the City of Los Angeles. We anticipate selling additional products and services during the next nine months to reduce the unpaid balance; however we presently do not have the funds to pay this advance if payment is requested by the City of Los Angeles.

Employment Agreement

On March 11, 2013, the Company mutually agreed with Mr. Gruenwald to terminate his employment agreement. Mr. Gruenwald was the Company's VP- Research & Development from 2009 until March 11, 2013. Upon termination, Mr. Gruenwald and the Company entered into a one-year independent contractor agreement under which Mr. Gruenwald has agreed to provide services as a consultant to the Company. As part of the termination of his employment agreement, the Company agreed to pay him severance in the amount of $400,000. In lieu of the severance payment, Mr. Gruenwald agreed to accept 200 used lithium batteries with retail value of $400,000 as settlement of the amounts due him. The cost of the batteries, which the Company purchased on a consignment basis from Seven One LImited, was $176,000 and has been recorded as an operating expense during the three months ended March 31, 2013.

Lego Agreement

On July 9, 2012, the Company entered into a Purchase and Representation Agreement (the “Lego Agreement”) with Lego Battery Sales, LLC (“Lego”). The terms of the Lego Agreement call for the sale by the Company to Lego of 1,000 batteries for an aggregate sales price of $350,000.

The Lego Agreement further requires that the Company serve as Lego’s exclusive sales agent and representative to market and resell the batteries on behalf of Lego. The sales prices of the batteries must be at a minimum sales price of $490 per battery. In consideration for its services as sales agent and representative, the Company shall earn a sales commission equal to the excess of the sales price of each battery above the minimum sale price. The Lego Agreement is secured by a pledge of 2,450,000 shares of common stock owned individually by the Company’s president; Mr. Balwinder Samra. If the Company does not sell the minimum consideration of $490,000 for the sale of the 1,000 batteries by January 9, 2013, Lego may foreclose on these pledged shares. The term of the Lego Agreement is for six months and may be extended by mutual consent of the parties. On January 9, 2013 signed an Amendment Agreement extending the foreclosure date from January 9, 2013 to July 9, 2013 in return for 1,500,000 shares of the Company’s common stock owned individually by the Company’s President, Balwinder Samra. The Company recorded the fair value of these shares of $300,000 as a cost and as contribution to capital.

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

Business Overview

Recent Developments

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations only until approximately August 31, 2013, at the latest unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity.

We are in default of $3,361,500 in principal amount of our convertible notes and $473,140 of accrued interest on these notes. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code.

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

Derivative Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, through June 30, 2012 we used the Monte Carlo simulation model to value the derivative instruments at inception and on subsequent valuation dates as of December 31, 2012 and March 31, 2013, the derivative liabilities were valued using a probability weighted average Black Scholes Merton option-pricing model. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Impairment of Long-Lived Assets

The FASB, has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured. Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there were no indicators of impairment of our long lived assets at March 31, 2013 or December 31, 2012.

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

Financial Condition and Results of Operations

Our total revenues increased by $252,388, or 129%, to $447,387 for the three months ended March 31, 2013 as compared to $194,999 for the three months ended March 31, 2012. The increase in revenues was as a result of the introduction of our energy storage products and increased sales of lithium batteries to OEM’s of buses and trucks. Gross profits during the three months ended March 31, 2013 was $20,190, down $86,977, or 81%, from the same period in 2012. This decrease is primarily due to a change in the product mix from drive systems to retail sales of lithium batteries and accessories.

We reported a net loss of $1,358,224 for the three months ended March 31, 2013 as compared to a net loss of $1,667,263 for the three months ended March 31, 2012. Losses from operations as a percentage of sales during the three months ended March 31, 2013 was 304%, as compared to losses from operations as a percentage of sales of 855% during the three months ended March 31, 2012. The decrease in losses during the three months ended March 31, 2013, are primarily attributable to decreases in general and administrative expenses and research and development costs. A $170,953 loss on the change in the fair value of the derivative liability was realized during the three months ended March 31, 2013 while a $12,412 loss on the change in the fair value of the derivative liability was realized during the three months ended March 31, 2012.

Our product mix during the first three months of 2013 varied from our product mix during the first three months of 2012. Sales of our lithium batteries accounted for 89% of our total sales during the first three months of 2013 as compared to 34% during the first three months of 2012.

As of March 31, 2013, we had a working capital deficiency of $9,844,380; an accumulated deficit of $9,804,450 and reported a net loss for the three months ended March 31, 2013 of $1,358,224. Our plans for correcting these deficiencies include the future sales of our products and the raising of capital, which we expect will help provide us with the liquidity necessary to meet operating expenses. Over the longer-term, we plan to achieve profitability through the sale of our battery systems, drive systems, electric vehicles and other products.

As of June 10, 2013, we had a backlog of $1,738,650. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report, 41% of our backlog consists of batteries, 38% consists of a drive system, 9% consists of vehicles system, 6% consists of controllers and the remainder consists of chargers and accessories. As of the date of this report, 75 % of our backlog consists of U.S. customers, while 25% consists of international customers. Our backlog does not reflect a $975,000 Department of Energy grant awarded to us, which we are awaiting contract documents. Due to the delay in testing and approval of our drive system, we also have not included $15.9 million in drive systems from our backlog until such time we have assurances on production timelines from our customer, WGE, an affiliate of our Chairman of the Board. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenues.

First Quarter of 2013 Compared to the First Quarter of 2012

	Three Months Ended March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended March 31,
	2013 (Unaudited)	2012 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2013	2012
Net revenues	$447,387	$194,999	$252,388	129%	100%	100%
Cost of revenues	427,197	87,832	339,365	386%	95%	45%
Gross profit	20,190	107,167	(86,977)	(81)%	5%	55%
General and administrative expenses	780,931	614,970	(165,961)	(27)%	175%	315%
Research and development	26,678	69,204	42,526	61%	6%	35%
Depreciation and amortization	3,693	8,157	4,464	55%	1%	4%
Change in derivative liability	170,953	12,412	158,541	1277%	(38)%	6%
Value of Warrants issued upon Conversion of Shareholder Loan		671,809	671,809	100%	0%	345%
Interest expense	396,159	397,877	1,718	0%	89%	204%
Net loss	(1,358,224)	$(1,667,263)	$309,039	19%	(304)%	(855)%

Net Revenues.  The 129% increase in our revenues during the three months ended March 31, 2013 is largely due to a $248,188 increase in sales of lithium batteries during 2013 as compared to lithium battery sales during the first quarter of 2012. During the first quarter of 2012, 60% of our revenues were generated from the shipment of drive systems for integration into medium sized buses for an international customer.

Gross Profit.  During the first quarter of 2013, we generated a gross profit, as a percentage of net revenues, of 5% as compared to 55% for the first quarter of 2012. The decrease in gross profit margins in 2013 as compared to the 2012 is attributable to change in sales product mix with higher percentage of sales related to battery sales to large OEM’s.

General and Administrative Expenses.  The increase in general and administrative expenses of $165,961 is largely due to a $300,000 expense related to fair value of shares transferred by our President to Lego Battery in exchange for extension agreement and a $176,000 one-time charge for severance compensation to Robert Gruenwald related to the termination of his employment agreement. The $176,000 amount is estimated to be the book value of used batteries transferred to Mr. Gruenwald in exchange for mutual agreement by both parties to terminate the employment agreement. During the three month period ended March 31, 2013, we experienced a decrease in office salaries of $104,209, a decrease in professional services fees of $80,212, a decrease in travel expenses of $56,927 and a net decrease in of other general and administrative expenses of $68,691.   We expect to maintain our general and administrative expenses at the current level of percentage of revenues for the near term.

Research and Development Expenses. The decrease in research and development expenses of $42,526 is primarily due to a decrease in salaries and wages associated with a reduced headcount in our research and development group.  We expect our research and development expenses to increase during the remainder of the year as we develop new technologies and improved drive systems for our OEM partners worldwide.

Depreciation and Amortization. The decrease in depreciation and amortization expenses of $4,464 is largely due to assets that became fully-depreciated during the year ended December 31, 2012, as such depreciation expense was less recorded during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Change in Fair Value of Derivative Liability. The financial instruments that resulted in the derivative liability were acquired during the third quarter of 2010. During the quarter ended March 31, 2013, the aggregate fair value of our derivatives increased to $1,018,425. This amount was determined by management using a probability weighted average Black-Scholes Merton option pricing model. During the quarter ended March 31, 2013, the change in the fair value of derivatives on our financial statements was reported as an increase of $170,953. During the quarter ended March 31, 2012, the change in the fair value of derivatives on our financial statements was reported as an increase of $12,412.   The change in the fair value of the derivative liability from the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012, was $158,541.

Interest Expense. The decrease in interest expense of $1,718 is largely attributable to reduced amortization of the beneficial conversion feature of the convertible notes payable.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations only until approximately August 31, 2013 at the latest unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity. We are in default on $3,361,500 in principal amount of our convertible notes and in default on $473,140 of accrued interest on these notes. We are also delinquent on $325,410 of payroll taxes. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code.

During the three months ended March 31, 2013, we funded our operations from cash provided from operations, and use of proceeds from sale of batteries consigned to us by SOL, a related party, and deferred payment of $494,158 to fund working capital needs. As of March 31, 2013, we had a working capital deficiency of $9,844,380 as compared to working capital deficiency of $8,813,025 at December 31, 2012. At March 31, 2013 and December 31, 2012 we had an accumulated deficiency of $29,799,940 and $28,441,716, respectively, and cash and cash equivalents of $27,105 and $33,869, respectively.

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

Our available capital resources at March 31, 2013 consisted primarily of approximately $27,105 in cash and cash equivalents. We expect that our future available capital resources will consist primarily of cash on hand, sale of consigned batteries, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used by operating activities for the three months of 2013 was $6,764 as compared to cash provided by operating activities in 2012 of $164,618. During the first three months of 2013, cash flows from operating activities included a net loss of $1,358,224, depreciation and amortization of $3,693. Material changes in asset and liabilities at March 31, 2012 as compared to December 31, 2012 that affected these results include:

•	a decrease in accounts receivable of $58,361;

•	a decrease in inventory of $32,483;

•	a net increase in accounts payable and accrued expenses of $591,575, of which $494,148 was an increase in related party accounts payable; and

•	a decrease of $33,201 in customer deposits.

Cash used by financing activities totaled none for the first three months of 2013.

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

SOL then elected to exercise the warrants to acquire 1,250,000 shares of common stock at a price of $0.40 for which we issued 1,250,000 shares of our common stock to SOL. In consideration of the exercise of the warrants, Mr. Chung agreed to cancel the $500,000 owed to him. We recognized costs of $446,809 which represent the incremental fair value of the warrants after modification and was reflected as financing cost.

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

Although, we expect sale of consigned batteries and completion and delivery of the products in our backlog will provide us with additional liquidity and capital resources, we believe that we will need additional liquidity and capital resources through debt and/or equity financing to complete our entire existing and anticipated future product backlog. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at March 31, 2013, we had an accumulated deficiency of $29,799,940 and a working capital deficiency of $9,844,380.

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

Backlog

As of June 7, 2013, we had a backlog of $1,738,650. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report, 41% of our backlog consists of batteries, 38% consists of a drive system, 9% consists of vehicles, 6% consists of controllers and the remainder consists of chargers and accessories. As of the date of this report, 75 % of our backlog consists of U.S. customers, while 25% consists of international customers. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weakness described below.

In light of the material weaknesses described below, additional analyses and other procedures were performed to ensure that our consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with GAAP. These measures included expanded quarterly-end closing procedures, the dedication of significant internal resources and reconciliations and management’s own internal reviews and efforts to remediate the material weaknesses in internal control over financial reporting described below. As a result of these measures, management concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented in conformity with GAAP.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2012 our internal control over financial reporting were not effective. and identified the following material weaknesses in our internal control over financial reporting as of March 31, 2012

(a)	We did not have qualified personnel to design and manage period-end financial reporting processes. Furthermore, we do not have a formalized and consistent finance and accounting policies and procedures and our Chief Financial Officer does not have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP; and

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

As a result of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of March 31, 2013, based on the criteria established in the Internal Control — Integrated Framework , issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in the report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosure.

Not applicable.

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

BALQON CORPORATION

Date June 14, 2013	By:	/s/ Balwinder Samra
Balwinder Samra, President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)

BALQON CORPORATION

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

