Form 10-Q
period 2013-06-30
BALQON CORP.
filed 2013-08-19
CIK 1169440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of August 19, 2013, was 36,891,530.

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

i

BALQON CORPORATION

QUARTERLY REPORT
ON

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	30
ITEM 4.	Controls and Procedures	30

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings	33
ITEM 1A.	Risk Factors	33
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3.	Defaults Upon Senior Securities	33
ITEM 4.	Mine Safety Disclosure	33
ITEM 5.	Other Information	33
ITEM 6.	Exhibits	33

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$14,918	$33,869
Accounts receivable, trade, net of allowance for doubtful accounts of $199,300 and $199,300, respectively	37,009	21,239
Inventories	246,011	266,009
Prepaid expenses	27,299	52,615
Total current assets	325,237	373,732
Property and equipment, net	21,942	29,223
Other assets:
Deposits	14,400	14,400
Total assets	$361,579	$417,355

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Payroll taxes payable	331,150	307,619
Accounts payable and accrued expenses	2,731,048	2,462,240
Accounts payable to related parties	2,359,150	1,639,702
Customer deposits	908,632	843,860
Advances from shareholder	5,018	5,018
Derivative liability	1,105,511	847,472
Convertible notes, net of discount – in default	3,361,500	3,080,846
Total current liabilities	10,802,009	9,186,757

SHAREHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,891,530 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	36,891	36,891
Additional paid in capital	19,958,599	19,635,423
Accumulated deficit	(30,435,920)	(28,441,716)
Total shareholders’ deficiency	(10,440,430)	(8,769,402)
Total liabilities and shareholders’ deficiency	$361,579	$417,355

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$366,759	$953,199	$814,146	$1,148,198
Cost of Revenues	373,651	768,911	800,848	856,743
Gross Profit (Loss)	(6,892)	184,288	13,298	291,455
Operating Expenses
General and administrative	397,154	735,776	1,178,085	1,350,746
Research and development	47,469	75,064	74,146	144,269
Depreciation and amortization	3,588	8,157	7,281	16,314
Total operating expenses	448,211	818,997	1,259,512	1,511,329
LOSS FROM OPERATIONS	(455,103)	(634,709)	(1,246,214)	(1,219,874)
Financing costs	–	–	–	(671,809)
Change in fair value of derivative liabilities	(87,086)	396,749	(258,039)	384,337
Interest expense	(93,792)	(593,890)	(489,951)	(991,767)
NET LOSS	$(635,981)	$(831,850)	$(1,994,204)	$(2,499,113)
Net loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.07)
Weighted average shares outstanding, basic and diluted	36,891,530	36,891,530	36,891,530	36,266,530

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (Unaudited)

	Common Stock, $0.001 Par Value		Additional	Accumulated
	Number	Amount	Paid in Capital	Deficit	Total
Balances, December 31, 2012	36,891,530	$36,891	$19,635,423	$(28,441,716)	$(8,769,402)
Fair value of common stock transferred by shareholder to settle Company debts	–	–	323,176	–	323,176
Net loss, year to date	–	–	–	(1,994,204)	(1,994,204)
Balances, June 30, 2013	36,891,530	$36,891	$19,958,599	$(30,435,920)	$(10,440,430)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,994,204)	$(2,499,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,281	16,314
Fair value of common stock transferred by shareholder to settle Company debts	323,176	33,100
Cost to induce conversion of warrants	–	671,809
Change in fair value of derivative liability	258,039	(384,337)
Amortization of note discount	280,654	804,539
Changes in operating assets and liabilities:
Accounts receivable	(15,770)	36,311
Inventories	19,998	81,549
Prepaid expenses	25,316	(8,807)
Payroll taxes payable	23,530	203,439
Accounts payable and accrued expenses	988,257	881,326
Customer advances	64,772	(42,315)
Net cash used in operating activities	(18,951)	(206,185)

Cash flows from financing activities:
Bank overdraft	–	30,803
Payment of loan payable, Bridge Bank	–	(196,981)
Proceeds from issuance of convertible notes	–	340,000
Net cash used in financing activities	–	173,822

Decrease in cash and cash equivalents	(18,951)	(32,363)
Cash and cash equivalents, beginning of period	33,869	32,663
Cash and cash equivalents, end of period	$14,918	$300

Supplemental Cash Flow Information:
Income taxes paid	$–	$–
Interest paid	$–	$55,663

Supplemental non cash financing and investing activities:
Conversion of notes payable to common stock	$–	$500,000
Fair value of derivative liability related to conversion feature and warrants issued in connection with exchange of notes payable	$–	$829,429
Fair value of derivative liability related to conversion feature and warrants issued in connection with secured subordinated notes payable	$–	$136,850
Offset of customer advance to accounts receivable	$–	$630,000
Fair value of warrants issued with convertible notes	$–	$109,140

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

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

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the six months ended June, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2012 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2012 and 2011 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2013. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2013, the Company recorded a net loss of $1,994,204 and utilized cash flow from operations of $18,951. As of June 30, 2013, the Company had a working capital deficit of $10,476,772 and a shareholders’ deficiency of $10,440,430. In addition, the Company has not paid $331,150 in payroll taxes and is delinquent in payment of $3,361,500 in principal of its convertible notes and $556,677 of interest due on convertible notes payable. Pursuant to the terms of the notes, the non-payment of principal and interest by the Company constitutes an event of default and, as a result, the holders of the notes may accelerate payment of all amounts outstanding under the notes by giving written notice to the Company and thereby requiring that the Company immediately pay all principal and accrued and unpaid interest. If the holders of the notes were to declare the notes due and payable, the Company presently does not have the ability to pay these notes. In addition, as of June 30, 2013, $2,006,500 of the notes are secured under the terms of a security agreement granting the holders of the notes a security interest in all of the Company’s assets (including all intellectual property assets of the Company) subject to the interests of the holders of senior indebtedness (as that term is defined in the notes).

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company does not currently have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs in the very near-term. The Company believes that it has sufficient working capital for the next three months at the latest unless it successfully restructures its debt, experiences a significant improvement in sales and obtains other sources of liquidity. In addition, although various secured creditors holding approximately $ 2,006,500 in secured convertible notes and secured debentures have not exercised their rights to foreclose on all of the Company’s assets (including its intellectual property assets), no assurance can be given that these holders of secured debt will not exercise their remedies under the Company’s outstanding secured notes and secured debentures.

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

If adequate funds are not available, the Company may be required to delay, scale back or eliminate portions of its operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of the Company’s proprietary technology and other important assets and could also adversely affect its ability to fund the Company’s continued operations and its product and service development efforts. Although the Company is actively pursuing a number of alternatives, including seeking to restructure its debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that the Company will be successful. If the Company cannot restructure its debt and obtain sufficient liquidity in the very near term, the Company may need to seek to protection under the U.S. Bankruptcy Code.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

We determine whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when we place the products with the buyer’s carrier. We regularly review our customers’ financial positions to ensure that collectability is reasonably assured. Except for warranties, we have no post-sales obligations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Recorded inventories at June 30, 2013 and December 31, 2012 do not include approximately $519,400 and $1,076,700, respectively of batteries and other items held on consignment from Seven One Battery Company, an affiliate of the Company’s Chairman of the Board (See Note 8). Inventories at June 30, 2013 consisted of raw materials.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes. For the six months ended June 30, 2013 and 2012, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

The following table summarizes the weighted average shares and common stock equivalents outstanding as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Weighted average shares outstanding	36,891,530	36,580,558
Common stock equivalents:
Warrants exercisable into common shares	10,295,500	10,295,500
Notes payable convertible into common shares	6,814,583	6,814,583
Total common stock equivalents	17,110,083	17,110,083

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

Financial Assets and Liabilities Measured at Fair Value (continued)

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2013 and December 31, 2012.

June 30, 2013	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$1,105,511	$1,105,511

December 31, 2012	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$847,472	$847,472

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a probability weighted average Black-Scholes-Merton models to value the derivative instruments on June 30, 2013. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

For the six months ended June 30, 2013, 14% of total revenues were from one customer. For the three months ended June 30, 2013, 32% of total revenues were from one customer. For the six months ended June 30, 2012, 55% of total revenues were from one customer. For the three months ended June 30, 2012, 66% of total revenues were from one customer. At June 30, 2013, 44% of accounts receivable were from one customer while 21% of accounts receivable were from another customer.

At December 31, 2012, 60% of accounts receivable were from one trade customer.

For the six months ended June 30, 2013, 87% of costs of revenue were to one vendor. For the six months ended June 30, 2012, 58% of costs of revenue were to one vendor. For the three months ended June 30, 2013, 78% of costs of revenue were to one vendor. For the three months ended June 30, 2012, 65% of costs of revenue were to one vendor. At June 30, 2013, accounts payable to the largest vendor represented 59% of total accounts payable balances. At June 30, 2012, accounts payable to the largest vendor represented 30% of total accounts payable balanced. Accounts payable to other two largest vendors represented 13% and 6%, respectively, of total accounts payable at December 31, 2012.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

Recent Accounting Pronouncements

There are recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”), and the SEC, however these pronouncements are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2013	December 31, 2012
Computer equipment and software	$121,680	$121,680
Office furniture	35,300	35,300
Equipment	35,941	35,941
Leasehold improvements	21,711	21,711
Total property and equipment, cost	214,632	214,632
Less: accumulated depreciation and amortization	(192,690)	(185,409)
Property and equipment, net	$21,942	$29,223

Depreciation and amortization expense for the six months ended June 30, 2013, and 2012 was $7,281 and $8,157, respectively.

NOTE 3 – ADVANCES FROM SHAREHOLDERS

As of June 30, 2013 and December 31, 2012, $5,018 was due to the Company’s President and majority shareholder, Mr. Balwinder Samra. This amount due to Mr. Samra, a related party, is unsecured, non-interest bearing, and does not have defined terms of repayment.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES – In Default

Convertible notes payable in default consist of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Subordinated secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (1)	$891,500	$891,500
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012 (2)	25,000	25,000
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (3)	1,330,000	1,330,000
Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (4)	775,000	775,000
Secured Convertible Note Payable, Interest at 10% per annum payable quarterly, due March 31, 2013 (5)	340,000	340,000
Convertible notes payable	3,361,500	3,361,500
Less: note discount	–	(280,654)
Convertible notes payable, net of note discount	$3,361,500	$3,080,846

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

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

Each of the agreements governing the Amended Notes and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the Amended Notes or exercise price of the warrants issued with the Amended Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Amended Notes and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors to be $316,876 and the initial fair value of the embedded beneficial conversion feature of the Amended Notes to be $512,613 (an aggregate amount of $829,489). These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model. As such, the Company recorded an $829,489 valuation discount upon issuance of the notes and warrants. The Company is amortizing this valuation discount to interest expense over the life of the notes. During the six month ended June 30, 2013 the Company included in interest expense $207,357 and $306,960, respectively, relating to the amortization of this discount, and as of June 30, 2013 and December 31, 2012, the unamortized balance of the note discount was $0 and $207,357, respectively.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

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

(3) Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment. Additionally, the Company issued three-year warrants to purchase an aggregate of 1,999,993 shares of the Company’s common stock at an exercise price of $0.50 per share. In connection with the offering, the Company issued three year warrants to purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered. The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend. During the year ended December 31, 2011, $153,750 of the principal of the notes was converted into 204,998 shares of the Company’s common stock. As of June 30, 2013 and December 31, 2012, $1,330,000 in principal was outstanding under these notes. The notes matured on September 1, 2012 and are presently in default due to non-payment.

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

During the year ended December 31, 2011, $75,000 of the principal of the Debentures was converted into 117,186 shares of the Company’s common stock. As of June 30, 2013 and December 31, 2012, $775,000 in principal was outstanding under these Debentures. Under the adjustment provisions of the Debentures and warrants, the conversion price of the Debentures and the exercise price of the warrants were reduced to $0.56 in connection with various dilutive issuances made in 2011 and 2010.

The Debentures were due on September 30, 2012, and subsequently extended to, March 31, 2013 (the “Maturity Date”) and are now in default due to non-payment.  The Debentures are secured under the terms of a security agreement granting the holders of the Debentures a security interest in all of the Company’s personal property.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

The Company determined that upon issuance in 2010, the aggregate fair value of the warrants issued to investors and its placement agent to be $511,399 and the initial fair value of the embedded beneficial conversion feature of the Debentures to be $504,440 (an aggregate amount of $1,015,839). These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model. In accordance with current accounting guidelines, the excess of $165,839 of derivative liability created over the face amount of the Debentures was considered to be a cost of the private placement. In addition, the Company also incurred another $193,500 of closing costs (consisting of $93,500 of placement agent fees and $100,000 of legal fees directly related to the offering). As such, the Company recorded an $850,000 valuation discount upon issuance, and in 2010, recognized private placement costs of $358,339 for financial reporting purposes. As of December 31, 2012, the Company amortized $269,560 of the valuation discount, and the remaining unamortized valuation discount of $12,386 as of December 31, 2012 has been offset against the face amount of the Debentures for financial statement purposes. The remainder of the valuation discount was amortized as interest expense during the six month ended June 30, 2013.

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

The Company determined the aggregate fair value of the warrants issued to investors to be $109,140 and the initial fair value of the embedded beneficial conversion feature of the May 2012 Notes to be $136,850 (an aggregate amount of $245,990).  These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model.  As such, the Company recorded a $245,990 valuation discount upon issuance of the notes and warrants. The Company is amortizing this valuation discount to interest expense over the life of the notes.  As of December 31, 2012, the Company amortized $185,079 of the discount, and the remaining unamortized valuation discount of $60,911 as of December 31, 2012 has been offset against the face amount of the Debentures for financial statement purposes. The remainder of the valuation discount was amortized as interest expense during the six months ended June 30, 2013.

NOTE 5 – DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of the Company’s Debentures (described in Note 4), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the Debentures from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Debentures was separated from the host contract (i.e., the Debentures) and recognized as a derivative instrument. Both the conversion feature of the Debentures and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

As of December 31, 2012 and June 30, 2013, the derivative liabilities were valued using a probability weighted average Black-Scholes Merton Option pricing model with the following assumptions:

	June 30, 2013	December 31, 2012
Conversion feature:
Risk-free interest rate	0.12%	0.18%
Expected volatility	186.03%	186.99%
Expected life (in years)	.25 years	.25 years
Expected dividend yield	0	0

Warrants:
Risk-free interest rate	0.12%	0.25%
Expected volatility	186.03%	186.99%
Expected life (in years)	2.0 years	2.5 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	811,715	579,821
Warrants	293,796	267,651
	$1,105,511	$847,472

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The expected volatility was based on the historical statistical volatility of the Company over the past 12 months. The expected life of the conversion feature of the Debentures was based on the term of the Debentures and the expected life of the warrants was determined by the expiration date of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

As of June 30, 2013 and December 31, 2012, the aggregate derivative liability of the conversion feature and the warrants was $1,105,511 and $847,472 respectively.  For the six months ended June 30, 2013, the Company recorded a change in fair value of the derivative liabilities of $258,039.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

Current standards require that a valuation allowance be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Significant components of the Company’s deferred income tax assets are as follows:

	June 30, 2013 (Unaudited)	December 31, 2012
Deferred income tax asset:
Net operating loss carryforward	$10,700,000	$10,100,000
Valuation allowance	(10,700,000)	(10,100,000)
Net deferred income tax asset	$–	$–

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	June 30, 2013 (Unaudited)	December 31, 2012
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(5.8)%	(5.8)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	—%	—%

The Company adopted authoritative guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of June 30, 2013 and December 31, 2012, the Company does not have a liability for unrecognized tax benefits.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

NOTE 7 – STOCK OPTIONS AND WARRANTS

Stock Options

There were no options outstanding and exercisable as of June 30, 2013.

Warrants

At June 30, 2013, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2012	10,295,500	$0.44
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at June 30, 2013	10,295,500	$0.44

The following table summarizes information about stock warrants outstanding and exercisable as of June 30, 2013:

	Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.40	8,745,500	(i)	$0.40	2.3	8,745,500	$0.40
$0.64	1,500,000		$0.64	2.5	1,500,000	$0.64
$1.00	50,000		$1.00	1.5	50,000	$1.00
	10,295,500				10,295,500

As of June 30, 2013, there was no intrinsic value of the warrants outstanding and exercisable

(i) As of June 30, 2013, agreements governing 1,843,000 of the warrants exercisable at $0.40 per share include an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the exercise price of these warrants.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

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

During the six months ended June 30, 2013 and 2012, the Company had no sales to related parties. As of December 31, 2012, the Company had accounts receivable of $198,067 from related parties which is fully reserved.

As of June 30, 2013 and December 2012, the Company had trade accounts payable to related parties of $2,359,150 and $1,639,702, respectively. The related parties are suppliers of the Company related by common ownership to the Company’s Chairman.

On December 14, 2010, the Company entered into a Distribution Agreement with SOL (the “Distribution Agreement”). Under the Distribution Agreement, SOL has granted the Company the right to distribute lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company on an exclusive basis in the United States. The Company’s Chairman of the Board, Winston Chung, is the chief executive officer of SOL. In January 2011, based on the terms of the Distribution Agreement, the Company received battery units valued at $2,629,800 on a consignment basis. As of June 30, 2013 and December 31, 2012, the Company held battery units valued at $519,400 and $ 1,076,700 respectively held on a consignment basis, which amounts are not included in recorded inventories.

During the six months ended June 30, 2013 and 2012 the Company sold $303,875 and $710,400 in batteries under the Distribution Agreement.

As of June 30, 2013 and December 31, 2012, our CEO, Mr. Balwinder Samra was owed an aggregate amount of $691,880 and $576,414, respectively in accrued salaries earned in prior periods under the terms of his employment agreement, which is included in the balance of accounts payable and accrued expenses on the accompanying balance sheet.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

City of Los Angeles Agreement

During 2009, under the terms of the Company’s agreement with the City of Los Angeles, the Company requested and was issued an advance payment in the amount of $1,159,601. This advance payment was recorded as a customer deposit. During June 2012, we billed $630,000 to the City of Los Angeles to upgrade six of the electric trucks previously delivered from lead acid batteries to lithium ion batteries. This billed amount was applied as a reduction of the advance payment leaving an unpaid balance of $529,601 on this advance as of June 30, 2013. Our agreement with the City of Los Angeles has been terminated, to the extent that we do not receive additional purchases from the City of Los Angeles for the remaining balance due, we may be required to return the unpaid balance to the City of Los Angeles. We anticipate selling additional products and services during the next nine months to reduce the unpaid balance; however we presently do not have the funds to pay this advance if payment is requested by the City of Los Angeles.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

Lego Agreement

On July 9, 2012, the Company entered into a Purchase and Representation Agreement (the “Lego Agreement”) with Lego Battery Sales, LLC (“Lego”). The terms of the Lego Agreement call for the sale by the Company to Lego of 1,000 batteries for an aggregate sales price of $350,000.

The Lego Agreement further requires that the Company serve as Lego’s exclusive sales agent and representative to market and resell the batteries on behalf of Lego. The sales prices of the batteries must be at a minimum sales price of $490 per battery. In consideration for its services as sales agent and representative, the Company shall earn a sales commission equal to the excess of the sales price of each battery above the minimum sale price. The Lego Agreement is secured by a pledge of 2,450,000 shares of common stock owned individually by the Company’s president; Mr. Balwinder Samra. If the Company does not sell the minimum consideration of $490,000 for the sale of the 1,000 batteries by January 9, 2013, Lego may foreclose on these pledged shares. The term of the Lego Agreement is for six months and may be extended by mutual consent of the parties. On January 9, 2013, the parties signed an Amendment Agreement extending the foreclosure date from January 9, 2013 to July 9, 2013 in return for 1,500,000 shares of the Company’s common stock owned individually by the Company’s President, Balwinder Samra. The Company recorded the fair value of these shares of $300,000 as a cost and as contribution to capital. The Company has received a purchase order for 500 batteries from an electric vehicle manufacturer and currently is awaiting payment from the customer prior to shipment of the batteries. In addition, the Company plans to use the remainder of the batteries for production of on-road electric vehicles. The Company has informed Lego Battery Sales of its sales plan and expects to negotiate a reasonable extension of the deadline within the next thirty days.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Business Overview

Recent Developments

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations only until approximately next three months, at the latest unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity.

We are in default of $3,361,500 in principal amount of our convertible notes and $556,677 of accrued interest on these notes. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code.

During the first six months of 2013, significant portion of our engineering effort has been focused on designing an electric drive system for a electric bus being jointly developed by us and Sichuan Automotive Group for inner city applications in China. In November 2012, we signed a Joint Development Agreement between our companies and received a purchase order to develop a zero emissions battery-powered inner city six meter bus for the China market. Sichuan Automotive is a leading provider and operator of buses in central China and also manufactures all electric SUV’s for the local market.

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

In June 2013, we started shipment of a 700 lithium battery purchase order to a large electric bus manufacturer. This order is a result of over a twelve month demonstration of our lithium batteries in an inner city bus application.

In August 2013, we received a purchase order for approximately 500 lithium batteries from a large telecommunication storage battery provider. This purchase order is a result of a one year successful demonstration of lithium battery storage at a number of telecommunication sites. We anticipate continued growth of this market during the next twelve months.

In August 2013, we received a purchase order for our drive system and battery system for electric yard tractors from our European OEM partner. This order is a result of successful demonstration of electric yard tractors in Europe by our OEM partner.

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

In 2012, we developed high energy capacity lithium battery energy storage systems for the solar, wind and telecommunication industry. We also developed lead acid replacement packs for baggage tractors used at airports and industrial warehouses. In 2013, we developed 30 kwhr Energy Storage System (ESS) model ESS30HD which incorporates our high capacity batteries and related power electronics to provide a direct replacement of lead acid batteries in residential markets. During the second quarter approximately 20% of our sales are attributed to Energy Storage Systems.

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

We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates relate to the recognition of contract revenues and estimated costs to complete contracts in process, recoverability of reported amounts of long-lived assets, and assumptions made in valuing derivative instruments and equity instruments issued for compensation. Actual results may differ from those estimates.

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

Derivative Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, through June 30, 2012 we used the Monte Carlo simulation model to value the derivative instruments at inception and on subsequent valuation dates as of December 31, 2012 and June 30, 2013, the derivative liabilities were valued using a probability weighted average Black Scholes Merton Option pricing model. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Impairment of Long-Lived Assets

The FASB, has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured. Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there were no indicators of impairment of our long lived assets at June 30, 2013 or December 31, 2012.

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

Financial Condition and Results of Operations

Our total revenues decreased by $586,440, or 62%, to $366,759 for the three months ended June 30, 2013 as compared to $953,199 for the three months ended June 30, 2012. The decrease in revenues was as a result of lower drive system sales. Gross profits (loss) during the three months ended June 30, 2013 was ($6892), down $191,180, or 104%, from the same period in 2012. This decrease is primarily due to a change in the product mix from drive systems to retail sales of lithium batteries and accessories. We reported a net loss of $635,981 for the three months ended June 30, 2013 as compared to a net loss of $831,850 for the three months ended June 30, 2012. Losses from operations as a percentage of sales during the three months ended June 30, 2013 was 124%, as compared to losses from operations as a percentage of sales of 67% during the three months ended June 30, 2012. The decrease in losses during the three months ended June 30, 2013 is primarily attributable to decreases in general and administrative expenses and research and development costs. An $87,086 loss on the change in the fair value of the derivative liability was realized during the three months ended June 30, 2013 while a $396,749 gain on the change in the fair value of the derivative liability was realized during the three months ended June 30, 2012.

Our product mix during the second quarter of 2013 varied from our product mix during the second quarter of 2012. Sales of our lithium batteries accounted for 73% of our total sales during the second quarter of 2013 as compared to 15% during the second quarter of 2012.

As of June 30, 2013, we had a working capital deficiency of $10,476,775; an accumulated deficit of $30,435,925 and reported a net loss for the six months ended June 30, 2013 of $1,994,204. Our plans for correcting these deficiencies include increased sales of our products and the raising of capital, which we expect will help provide us with the liquidity necessary to meet operating expenses. Over the longer-term, we plan to achieve profitability through the sale of our battery systems, drive systems, electric vehicles and other products.

As of August 19, 2013 we had a backlog of $1,884,021. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report August 19, 2013, 36% of our backlog consists of vehicles, 42% consists of batteries, 10% consists of a drive system, 4% consists of vehicles system, 6% consists of controllers and the remaining 2% consists of parts and accessories. As of the date of this report, 76 % of our backlog consists of U.S. customers, while 24% consists of international customers. Our backlog does not reflect a $975,000 Department of Energy grant awarded to us, which we are awaiting contract documents. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenues.

Second Quarter of 2013 Compared to the Second Quarter of 2012

	Three Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended June 30,
	2013 (Unaudited)	2012 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2013	2012
Net revenues	$366,759	$953,199	$(586,440)	(62)%	100%	100%
Cost of revenues	373,651	768,911	395,260	51%	102%	81%
Gross profit (loss)	(6,892)	184,288	(191,180)	(104)%	(2)%	19%
General and administrative expenses	397,154	735,776	338,622	53%	108%	77%
Research and development	47,469	75,064	27,595	37%	13%	8%
Depreciation and amortization	3,588	8,157	4,569	56%	1%	1%
Change in derivative liability	(87,086)	396,749	(483,835)	(122)%	(24)%	42%
Interest expense	(93,792)	(593,890)	500,098	84%	26%	62%
Net loss	$(635,981)	$(831,850)	$195,869	24%	(173)%	(87)%

Net Revenues.  The 62% decrease in our revenues during the three months ended June 30, 2013 is largely due to decrease in drive system sales.. During the second quarter of 2012, 66% of our revenues were generated from the upgrade of six trucks previously delivered to the City of Los Angeles from lead acid batteries to lithium ion batteries.

Gross Profit.  Gross profit (loss) during the second quarter of 2013 was ($6,892), down $191,180 or 104% compared to the second quarter of 2012. The decrease in gross profit margins in 2013 as compared to 2012 is attributable to the change in sales product mix with higher percentage of sales related to battery sales to large OEM’s.

General and Administrative Expenses.  During the second quarter of 2013, we decreased our general and administrative expenses by $338,622 compared to the same period in 2012. This decrease is comprised of an increase in unapplied overhead of $44,283, a decrease in accounting and audit fees of $156,654, a decrease in legal fees of $10,694, a decrease in officer salaries of $34,978, a decrease in marketing expenses of $31,895, a decrease in consulting fees of $38,327 and a net decrease of $110,357 in other general and administrative expenses. We expect to maintain our general and administrative expenses at the current level of percentage of revenues for the near term.

Research and Development Expenses. The decrease in research and development expenses of $27,595 is primarily due to a decrease in salaries and wages associated with a reduced headcount in our research and development group.  We expect our research and development expenses to increase during the remainder of the year as we develop new technologies and improved drive systems for our OEM partners worldwide.

Depreciation and Amortization. The decrease in depreciation and amortization expenses of $4,569 is largely due to assets that became fully-depreciated during the year ended December 31, 2012, as such depreciation expense was less recorded during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Change in Fair Value of Derivative Liability. The financial instruments that resulted in the derivative liability were acquired during the third quarter of 2010. During the quarter ended June 30, 2013, the aggregate fair value of our derivatives increased to $1,105,511.  This amount was determined by management using a probability weighted average Black-Scholes Merton Option pricing model.  During the quarter ended June 30, 2013, the change in the fair value of derivatives on our financial statements was reported as an increase of $87,086. During the quarter ended June 30, 2012, the change in the fair value of derivatives on our financial statements was reported as a decrease of $396,749. The change in the fair value of the derivative liability from the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012, was $483,835.

Interest Expense. The decrease in interest expense of $500,098 is largely attributable to reduced amortization of the beneficial conversion feature of the convertible notes payable.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

	Six Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Six Months Ended June 30,
	2013 (Unaudited)	2012 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2013	2012
Net revenues	$814,146	$1,148,198	$(334,052)	(29)%	100%	100%
Cost of revenues	800,848	856,743	55,895	7%	98%	75%
Gross profit	13,298	291,455	(278,157)	(95)%	2%	25%
General and administrative expenses	1,178,085	1,350,746	172,661	13%	145%	118%
Research and development	74,146	144,269	70,123	49%	9%	13%
Depreciation and amortization	7,281	16,314	9,033	55%	1%	1%
Financing costs	–	(671,809)	671,809	100%	0%	59%
Change in derivative liability	(258,039)	384,337	(642,376)	(167)%	(32)%	33%
Interest expense	(489,951)	(991,767)	501,816	51%	(60)%	(86)%
Net loss	($1,994,204)	($2,499,113)	$504,909	20%	(245)%	(218)%

Net Revenues.  The 29% decrease in our revenues during the six months ended June 30, 2013 is largely due to decrease in drive system sales. During the first six months of 2012, approximately 55% of our revenues were generated from the upgrade of six trucks previously delivered to the City of Los Angeles from lead acid batteries to lithium ion batteries.

Gross Profit.  During the first six months of 2013 our gross profit was $13,298, down $278,157 or 95% compared to the first six months of 2012. The decrease in gross profit margins in 2013 as compared to 2012 is attributable to the change in sales product mix with higher percentage of sales related to battery sales to large OEM’s.

General and Administrative Expenses.  During the first six months of 2013, we decreased our general and administrative expenses by $172,661 compared to the same period in 2012. This decrease is comprised of a decrease in unapplied overhead of $27,992, a decrease in accounting and audit fees of $173,558, a decrease in legal fees of $53,630, a decrease in officer salaries of $59,357, a decrease in consulting fees of $58,699, an increase in marketing expenses of $15,113 and a net increase of $185,462 in other general and administrative expenses. We expect to maintain our general and administrative expenses at the current level of percentage of revenues for the near term.

Research and Development Expenses. The decrease in research and development expenses of $70,123 is primarily due to a decrease in salaries and wages associated with a reduced headcount in our research and development group.  We expect our research and development expenses to increase during the remainder of the year as we develop new technologies and improved drive systems for our OEM partners worldwide.

Depreciation and Amortization. The decrease in depreciation and amortization expenses of $9,033 is largely due to assets that became fully-depreciated during the year ended December 31, 2012, as such depreciation expense was less recorded during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Change in Fair Value of Derivative Liability. The financial instruments that resulted in the derivative liability were acquired during the third quarter of 2010. During the six months ended June 30, 2013, the aggregate fair value of our derivatives increased to $1,105,511.  This amount was determined by management using a probability weighted average Black-Scholes Merton Option pricing model.  During the six months ended June 30, 2013, the change in the fair value of derivatives on our financial statements was reported as an increase of $258,039. During the six month ended June 30, 2012, the change in the fair value of derivatives on our financial statements was reported as a decrease of 384,337. The change in the fair value of the derivative liability from the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, was $642,376.

Interest Expense. The decrease in interest expense of $501,816 is largely attributable to reduced amortization of the beneficial conversion feature of the convertible notes payable.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations for approximately three months at the latest unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity. We are in default on $3,361,500 in principal amount of our convertible notes and in default on $556,677 of accrued interest on these notes. We are also delinquent on $331,150 of payroll taxes. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code.

During the six months ended June 30, 2013, we funded our operations from cash provided from operations, and use of proceeds from sale of batteries consigned to us by SOL, a related party, and deferred payment of $719,448 to fund working capital needs. As of June 30, 2013, we had a working capital deficiency of $10,476,775 as compared to working capital deficiency of $8,813,025 at December 31, 2012. At June 30, 2013 and December 31, 2012 we had an accumulated deficiency of $30,435,925 and $28,441,716, respectively, and cash and cash equivalents of $14,918 and $33,869, respectively.

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

Our available capital resources at June 30, 2013 consisted primarily of approximately $14,918 in cash and cash equivalents. We expect that our future available capital resources will consist primarily of cash on hand, sale of consigned batteries, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used by operating activities for the six months ended June 30, 2013 was $18,951 as compared to cash provided by operating activities in 2012 of $206,185. During the six months ended June 30, 2013, cash flows from operating activities included a net loss of $1,994,204 and depreciation and amortization of $7,281. Material changes in asset and liabilities at June 30, 2013 as compared to December 31, 2012 that affected these results include:

•	an increase in accounts receivable of $15,770;

•	a decrease in inventory of $19,998;

•	a net increase in accounts payable and accrued expenses of $988,257, of which $719,448 was an increase in related party accounts payable; and

•	an increase of $64,772 in customer deposits.

Cash used by financing activities totaled none for the first six months of 2013.

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

Effective February 18, 2009, we entered into a Business Financing Agreement with Bridge Bank, National Association, or Bridge Bank Agreement. The Bridge Bank Agreement, as amended to date, provides us with an accounts receivable based credit facility in the aggregate amount of up to $2,000,000. In 2012, we cancelled the Business Financing Agreement with Bridge Bank.

We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment. We presently have 6 employees on a full-time basis and 3 employees on a part-time basis, and expect to hire additional personnel pursuant to increase in market demand. We plan to increase our present staff during the third quarter and fourth quarter of 2013 to meet our operational plan for 2013.

Although, we expect sale of consigned batteries and completion and delivery of the products in our backlog will provide us with additional liquidity and capital resources, we believe that we will need additional liquidity and capital resources through debt and/or equity financing to complete our entire existing and anticipated future product backlog. As discussed in this report and in notes to our financial statements included in this report, we have suffered recurring losses from operations and at June 30, 2013, we had an accumulated deficiency of $30,435,920 and a working capital deficiency of $10,476,772.

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

Backlog

As of August 19, 2013 we had a backlog of $1,884,021. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report August 19, 2013, 36% of our backlog consists of vehicles, 42% consists of batteries, 10% consists of a drive system, 4% consists of vehicles system, 6% consists of controllers and the remaining 2% consists of parts and accessories. As of the date of this report, 76 % of our backlog consists of U.S. customers, while 24% consists of international customers. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

As a result of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2013, based on the criteria established in the Internal Control — Integrated Framework , issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 19, 2013	BALQON CORPORATION

	By:	/S/ BALWINDER SAMRA
Balwinder Samra, President, Chief Executive Officer and Interim Chief Financial Officer (principal executive officer and principal financial officer)

BALQON CORPORATION

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

