Form 10-Q
period 2013-09-30
BALQON CORP.
filed 2013-11-19
CIK 1169440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of November 19, 2013, was 36,891,530.

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

i

BALQON CORPORATION

QUARTERLY REPORT
ON

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements	1
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	32
ITEM 4.	Controls and Procedures	32

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings	35
ITEM 1A.	Risk Factors	35
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
ITEM 3.	Defaults Upon Senior Securities	35
ITEM 4.	Mine Safety Disclosure	35
ITEM 5.	Other Information	35
ITEM 6.	Exhibits	35

ii

PART I – FINANCIAL INFORMATION

ITEM 1.     Condensed Financial Statements

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$62,426	$33,869
Accounts receivable, trade, net of allowance for doubtful accounts of $199,300 and $199,300, respectively	41,621	21,239
Inventories	301,096	266,009
Prepaid expenses	34,324	52,615
Total current assets	439,467	373,732
Property and equipment, net	18,399	29,223
Other assets:
Deposits	14,400	14,400
Total assets	$472,266	$417,355

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Payroll taxes payable	$337,484	$307,619
Accounts payable and accrued expenses	2,835,964	2,462,240
Accounts payable to related parties	2,547,050	1,639,702
Customer deposits	1,085,245	843,860
Advances from shareholder	5,018	5,018
Derivative liability	768,472	847,472
Convertible notes, net of discount – in default	3,361,500	3,080,846
Total current liabilities	10,940,733	9,186,757

SHAREHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,891,530 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	36,891	36,891
Additional paid in capital	19,958,599	19,635,423
Accumulated deficit	(30,463,957)	(28,441,716)
Total shareholders’ deficiency	(10,468,467)	(8,769,402)
Total liabilities and shareholders’ deficiency	$472,266	$417,355

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$306,989	$712,324	$1,121,135	$1,860,522
Cost of Revenues	287,208	939,026	1,088,056	1,795,769
Write-down of non-recoverable inventories	–	1,345,111	–	1,345,111
Gross Profit (Loss)	19,781	(1,571,813)	33,079	(1,280,358)
Operating Expenses
General and administrative	277,887	615,460	1,455,972	1,966,206
Research and development	13,385	46,890	87,531	191,159
Depreciation and amortization	3,543	8,157	10,824	24,471
Total operating expenses	294,815	670,507	1,554,327	2,181,836
LOSS FROM OPERATIONS	(275,034)	(2,242,320)	(1,521,248)	(3,462,194)
Cost to induce exercise of warrants	–	–	–	(671,809)
Change in fair value of derivative liabilities	337,039	(1,458,609)	79,000	(1,074,272)
Interest expense	(90,042)	(490,228)	(579,993)	(1,481,996)
NET LOSS	$(28,037)	$(4,191,157)	$(2,022,241)	$(6,690,270)
Net loss per share – basic and diluted	$(0.01)	$(0.11)	$(0.05)	$(0.18)
Weighted average shares outstanding, basic and diluted	36,891,530	36,891,531	36,891,530	36,266,530

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (Unaudited)

	Common Stock, $0.001 Par Value		Additional Paid in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balances, December 31, 2012	36,891,530	$36,891	$19,635,423	$(28,441,716)	$(8,769,402)
Fair value of common stock transferred by shareholder to settle Company debts	–	–	323,176	–	323,176
Net loss, year to date	–	–	–	(2,022,241)	(2,022,241)
Balances, September 30, 2013	36,891,530	$36,891	$19,958,599	$(30,463,957)	$(10,468,467)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,022,241)	$(6,690,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,824	24,471
Fair value of common stock transferred by shareholder to settle Company debts	323,176	33,100
Cost to induce conversion of warrants	–	671,809
Change in fair value of derivative liability	(79,000)	1,074,272
Write-down of non-recoverable inventories	–	1,345,111
Amortization of note discount	280,654	1,234,140
Changes in operating assets and liabilities:
Accounts receivable	(20,382)	675,901
Inventories	(35,087)	112,982
Prepaid expenses	18,291	(437)
Payroll taxes payable	29,864	253,738
Accounts payable and accrued expenses	1,281,073	1,805,407
Customer advances	241,385	(662,290)
Net cash provided by (used in) operating activities	28,557	(122,066)

Cash flows from financing activities:
Bank overdraft	–	(11,785)
Payment of loan payable, Bridge Bank	–	(233,231)
Proceeds from issuance of common stock upon conversion of notes	–	500,000
Payments of notes payable, related parties	–	(500,000)
Proceeds from issuance of convertible notes	–	340,000
Net cash used in financing activities	–	94,984

Increase (decrease) in cash and cash equivalents	28,557	(27,082)
Cash and cash equivalents, beginning of period	33,869	32,663
Cash and cash equivalents, end of period	$62,426	$5,581

Supplemental Cash Flow Information:
Income taxes paid	$–	$–
Interest paid	$–	$47,913

Supplemental non cash financing and investing activities:
Fair value of warrants issued in connection with exchange of notes payable	$–	$109,140

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

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

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the nine months ended September 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2012 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2012 and 2011 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2013. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2013, the Company recorded a net loss of $2,022,241. As of September 30, 2013, the Company had a working capital deficit of $10,501,266 and a shareholders’ deficiency of $10,468,467. In addition, the Company has not paid $337,484 in payroll taxes and is delinquent in payment of $3,361,500 in principal and $639,965 in interest due on the Company’s convertible notes and secured debentures. Pursuant to the terms of the notes, the non-payment of principal and interest by the Company constitutes an event of default and, as a result, the holders of the notes may demand payment of all amounts outstanding under the notes. If the holders of the notes were to exercise their rights under the notes and demand the immediate payment of all amounts due and owing under the notes, the Company presently does not have the ability to pay these notes. In addition, as of September 30, 2013, an aggregate of $2,006,500 of the convertible notes and the Company’s secured debentures are secured under the terms of a security agreement granting the holders a security interest in all of the Company’s assets (including all intellectual property assets of the Company) subject to the interests of the holders of senior indebtedness (as that term is defined in the notes and the debentures).

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company's independent registered public accounting firm, in their report on the Company's December 31, 2012 financial statements, raised substantial doubt about the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company does not currently have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs in the near-term. The Company believes that it has sufficient working capital until March 31, 2014, at the latest, unless it successfully restructures its debt, experiences a significant improvement in sales and/or obtains other additional sources of capital. In addition, although various secured creditors holding approximately $2,006,500 in secured convertible notes and secured debentures have not exercised their rights to foreclose on all of the Company’s assets (including its intellectual property assets), no assurance can be given that these holders of secured debt will not exercise their remedies under the Company’s outstanding secured notes and secured debentures.

The Company has been, and currently is, working towards identifying and obtaining new sources of capital. No assurances can be given that the Company will be successful in obtaining additional financing in the future.  Any future financing that the Company may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that the Company is able to obtain will likely include financial and other covenants that will restrict the Company’s flexibility. At a minimum, the Company expects these covenants to include restrictions on its ability to pay dividends on its common stock. Any failure to comply with these covenants would have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and cash flows. In addition, the Company’s senior secured convertible debentures issued between July and December 2010 contain covenants that include restrictions on the Company’s ability to pay dividends on its common stock.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Recorded inventories at September 30, 2013 and December 31, 2012 do not include approximately $442,100 and $1,076,700, respectively of batteries and other items held on consignment from Seven One Battery Company, an affiliate of the Company’s Chairman of the Board (See Note 8). Inventories at September 30, 2013 consisted of raw materials.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes. For the nine months ended September 30, 2013 and 2012, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

The following table summarizes the weighted average shares and common stock equivalents outstanding as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Weighted average shares outstanding	36,891,530	36,580,558
Common stock equivalents:
Warrants exercisable into common shares	10,295,500	10,295,500
Notes payable convertible into common shares	6,814,583	6,814,583
Total common stock equivalents	17,110,083	17,110,083

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2013 and December 31, 2012.

September 30, 2013	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$768,472	$768,472

December 31, 2012	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$847,472	$847,472

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a probability weighted average Black-Scholes-Merton models to value the derivative instruments on September 30, 2013. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

For the nine months ended September 30, 2013, 29% of total revenues were from one customer. For the three months ended September 30, 2013, 57% of total revenues were from one customer. For the nine months ended September 30, 2012, 34% of total revenues were from one customer. For the three months ended September 30, 2012, 49% of total revenues were from one customer. At September 30, 2013, 70% of accounts receivable were from one customer while 21% of accounts receivable were from another customer.

At December 31, 2012, 60% of accounts receivable were from one customer.

For the nine months ended September 30, 2013, 87% of costs of revenue were to one vendor. For the nine months ended September 30, 2012, 86% of costs of revenue were to one vendor. For the three months ended September 30, 2013, 86% of costs of revenue were to one vendor. For the three months ended September 30, 2012, 97% of costs of revenue were to one vendor. At September 30, 2013, accounts payable to the largest vendor represented 60% of total accounts payable balances. At September 30, 2012, accounts payable to the largest vendor represented 52% of total accounts payable balances. The major vendor referred to herein in all periods is a related party, which is a vendor related by common ownership to the Company's Chairman.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

Recent Accounting Pronouncements

•	In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

•	In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2013	December 31, 2012
Computer equipment and software	$121,680	$121,680
Office furniture	35,300	35,300
Equipment	35,941	35,941
Leasehold improvements	21,711	21,711
Total property and equipment, cost	214,632	214,632
Less: accumulated depreciation and amortization	(196,233)	(185,409)
Property and equipment, net	$18,399	$29,223

Depreciation and amortization expense for the nine months ended September 30, 2013, and 2012 was $10,824 and $24,471, respectively.

NOTE 3 – ADVANCES FROM SHAREHOLDERS

As of September 30, 2013 and December 31, 2012, $5,018 was due to the Company’s President and majority shareholder, Mr. Balwinder Samra. This amount due to Mr. Samra, a related party, is unsecured, non-interest bearing, and does not have defined terms of repayment.

NOTE 4 – CONVERTIBLE PROMISSORY NOTES – In Default

Convertible notes payable, all currently in default, currently consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Subordinated secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (1)	$891,500	$891,500
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012 (2)	25,000	25,000
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (3)	1,330,000	1,330,000
Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (4)	775,000	775,000
Secured Convertible Note Payable, Interest at 10% per annum payable quarterly, due March 31, 2013 (5)	340,000	340,000
Convertible notes payable	3,361,500	3,361,500
Less: note discount	–	(280,654)
Convertible notes payable, net of note discount	$3,361,500	$3,080,846

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

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

As of September 30, 2013 and December 31, 2012, $891,500 was outstanding under these notes. The Amended Notes were due on March 31, 2013 (the “Maturity Date”) and are currently in default due to non-payment of the note by the Company. The Amended Notes are secured under the terms of a security agreement granting the holders of the Amended Notes a security interest in all of the Company’s personal property subject to the interests of the holders of Senior Indebtedness (as defined in the Amended Notes). The security interest granted is subordinate to existing bank financing and the 10% Senior Secured Convertible Debentures that currently have a principal balance due of $775,000.

Each of the agreements governing the Amended Notes and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the Amended Notes or exercise price of the warrants issued with the Amended Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Amended Notes and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors to be $316,876 and the initial fair value of the embedded beneficial conversion feature of the Amended Notes to be $512,613 (an aggregate amount of $829,489). These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model. As such, the Company recorded an $829,489 valuation discount upon issuance of the notes and warrants. The Company is amortizing this valuation discount to interest expense over the life of the notes. During the nine month ended September 30, 2013 the Company included in interest expense $207,357 and $306,960, respectively, relating to the amortization of this discount, and as of September 30, 2013 and December 31, 2012, the unamortized balance of the note discount was $0 and $207,357, respectively.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

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

(3)     Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment. Additionally, the Company issued three-year warrants to purchase an aggregate of 1,999,993 shares of the Company’s common stock at an exercise price of $0.50 per share. In connection with the offering, the Company issued three year warrants to purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered. The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend. During the year ended December 31, 2011, $153,750 of the principal of the notes was converted into 204,998 shares of the Company’s common stock. As of September 30, 2013 and December 31, 2012, $1,330,000 in principal was outstanding under these notes. The notes matured on September 1, 2012 and are presently in default due to non-payment.

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

As of September 30, 2013 and December 31, 2012, $775,000 in principal was outstanding under these Debentures. The Debentures were due on September 30, 2012, and subsequently extended to, March 31, 2013 (the “Maturity Date”) and are now in default due to non-payment.  The Debentures are secured under the terms of a security agreement granting the holders of the Debentures a security interest in all of the Company’s personal property.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

The Company determined that upon issuance in 2010, the aggregate fair value of the warrants issued to investors and its placement agent to be $511,399 and the initial fair value of the embedded beneficial conversion feature of the Debentures to be $504,440 (an aggregate amount of $1,015,839). These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model. In accordance with current accounting guidelines, the excess of $165,839 of derivative liability created over the face amount of the Debentures was considered to be a cost of the private placement. In addition, the Company also incurred another $193,500 of closing costs (consisting of $93,500 of placement agent fees and $100,000 of legal fees directly related to the offering). As such, the Company recorded an $850,000 valuation discount upon issuance, and in 2010, recognized private placement costs of $358,339 for financial reporting purposes. As of December 31, 2012, the Company amortized $269,560 of the valuation discount, and the remaining unamortized valuation discount of $12,386 as of December 31, 2012 has been offset against the face amount of the Debentures for financial statement purposes. The remainder of the valuation discount was amortized as interest expense during the nine month ended September 30, 2013.

(5)     On May 18, 2012, the Company entered into Agreements with 3 accredited investors for a sale by the Company of an aggregate of $340,000 10% Secured Subordinated Convertible Promissory Notes (the “May 2012 Notes”) which are convertible into an aggregate of 850,000 shares of the Company’s common stock at a conversion price of $0.40 per share of common stock, subject to adjustment. The notes were due on March 31, 2013 and are now in default due to non-payment. The May Notes are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes).  The notes pay quarterly interest at the rate of 10% and are subject to a security agreement that secures the Notes by the Company’s assets. The security agreement is subordinate to existing bank financing and the Debentures (as defined below) that currently have a principle balance due of $775,000 and the Amended Notes that currently have a balance due of $891,500.  Additionally, the Company issued three-year warrants to purchase an aggregate of 340,000 shares of the Company’s common stock at an exercise price of $0.40 per share, subject to standard anti-dilution adjustments. As of September 30, 2013 and December 31, 2012, $340,000 was outstanding under these notes.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

The Company determined the aggregate fair value of the warrants issued to investors to be $109,140 and the initial fair value of the embedded beneficial conversion feature of the May 2012 Notes to be $136,850 (an aggregate amount of $245,990).  These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model.  As such, the Company recorded a $245,990 valuation discount upon issuance of the notes and warrants. The Company is amortizing this valuation discount to interest expense over the life of the notes.  As of December 31, 2012, the Company amortized $185,079 of the discount, and the remaining unamortized valuation discount of $60,911 as of December 31, 2012 has been offset against the face amount of the Debentures for financial statement purposes. The remainder of the valuation discount was amortized as interest expense during the nine months ended September 30, 2013.

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

As of December 31, 2012 and September 30, 2013, the derivative liabilities were valued using a probability weighted average Black-Scholes Merton Option pricing model with the following assumptions:

	September 30, 2013	December 31, 2012
Conversion feature:
Risk-free interest rate	0.10%	0.18%
Expected volatility	129.00%	186.99%
Expected life (in years)	.25 years	.25 years
Expected dividend yield	0	0

Warrants:
Risk-free interest rate	0.10%	0.25%
Expected volatility	129.00%	186.99%
Expected life (in years)	2.0 years	2.5 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	626,309	579,821
Warrants	142,163	267,651
	$768,472	$847,472

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

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

As of September 30, 2013 and December 31, 2012, the aggregate derivative liability of the conversion feature and the warrants was $768,472 and $847,472 respectively.  For the nine months ended September 30, 2013, the Company recorded a change in fair value of the derivative liabilities of $79,000.

NOTE 6 – INCOME TAXES

At September 30, 2013 and December 31, 2012, the Company had available Federal and State net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $25,400,000 and $20,400,000, respectively, for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expired in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards.

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

Significant components of the Company’s deferred income tax assets are as follows:

	September 30, 2013 (Unaudited)	December 31, 2012
Deferred income tax asset:
Net operating loss carryforward	$10,700,000	$10,100,000
Valuation allowance	(10,700,000)	(10,100,000)
Net deferred income tax asset	$–	$–

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	September 30, 2013 (Unaudited)	December 31, 2012
Tax expense at the U.S. statutory income tax	(34.0)%	(34.0)%
State tax net of federal tax benefit	(5.8)%	(5.8)%
Increase in the valuation allowance	39.8%	39.8%
Effective tax rate	–%	–%

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

The Company adopted authoritative guidance which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of September 30, 2013 and December 31, 2012, the Company does not have a liability for unrecognized tax benefits.

NOTE 7 – STOCK OPTIONS AND WARRANTS

Stock Options

There were no options outstanding and exercisable as of September 30, 2013.

Warrants

At September 30, 2013, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2012	10,295,500	$0.44
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at September 30, 2013	10,295,500	$0.44

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2013:

	Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.40	8,745,500	(i)	$0.40	2.00	8,745,500	$0.40
$0.64	1,500,000		$0.64	2.25	1,500,000	$0.64
$1.00	50,000		$1.00	1.25	50,000	$1.00
	10,295,500				10,295,500

As of September 30, 2013, there was no intrinsic value of the warrants outstanding and exercisable

(i) As of September 30, 2013, agreements governing 1,843,000 of the warrants exercisable at $0.40 per share include an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the exercise price of these warrants.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

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

On January 28, 2013 the Company’s Chief Executive Officer issued to a vendor 115,880 shares of the Company’s common stock owned by the Chief Executive Officer for payment of services performed for the Company. The Company recorded the fair value of these shares of $23,176 as a cost and as a contribution to capital.

During the nine months ended September 30, 2013 and 2012, the Company had no sales to related parties. As of September 30, 2013 and December 31, 2012, the Company had accounts receivable of $198,067 from related parties which is fully reserved.

As of September 30, 2013 and December 2012, the Company had trade accounts payable to related parties of $2,547,050 and $1,639,702, respectively. For the nine months ended September 30, 2013, the Company purchased $1,054,914 from this vendor (or 87% of costs of revenue were to this vendor). The related parties are suppliers of the Company related by common ownership to the Company’s Chairman.

On December 14, 2010, the Company entered into a Distribution Agreement with Seven One Limited (“SOL”) (the “Distribution Agreement”). Under the Distribution Agreement, SOL has granted the Company the right to distribute lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company on an exclusive basis in the United States. The Company’s Chairman of the Board, Winston Chung, is the chief executive officer of SOL. In January 2011, based on the terms of the Distribution Agreement, the Company received battery units valued at $2,629,800 on a consignment basis. As of September 30, 2013 and December 31, 2012, battery units valued at $442,100 and $1,076,700, respectively, were held by the Company on a consignment basis, which amounts are not included in recorded inventories.

During the nine months ended September 30, 2013 and 2012 the Company sold batteries with a cost of $634,600 and $1,340,300 for $363,670 and $1,208,283, respectively, under the Distribution Agreement.

As of September 30, 2013 and December 31, 2012, our CEO, Mr. Balwinder Samra was owed an aggregate amount of $748,809 and $576,414, respectively in accrued salaries earned in prior periods under the terms of his employment agreement, which amounts are included in the balance of accounts payable and accrued expenses on the accompanying balance sheet.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

City of Los Angeles Agreement

During 2009, under the terms of the Company’s agreement with the City of Los Angeles, the Company requested and was issued an advance payment in the amount of $1,159,601. This advance payment was recorded as a customer deposit. During June 2012, we billed $630,000 to the City of Los Angeles to upgrade six of the electric trucks previously delivered from lead acid batteries to lithium ion batteries. This billed amount was applied as a reduction of the advance payment leaving an unpaid balance of $529,601 on this advance as of September 30, 2013. Our agreement with the City of Los Angeles has been terminated, to the extent that we do not receive additional purchases from the City of Los Angeles for the remaining balance due, we may be required to return the unpaid balance to the City of Los Angeles. We anticipate selling additional products and services during the next nine months to reduce the unpaid balance; however we presently do not have the funds to pay this advance if payment is requested by the City of Los Angeles.

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

Business Overview

Recent Developments

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations only until approximately March 31, 2014, at the latest, unless we successfully restructure our debt, experience a significant improvement in sales and/or obtain other sources of liquidity.

We are in default of $3,361,500 in principal amount and $639,965 in accrued interest in our convertible notes and secured debentures. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful.

During the first nine months of 2013, a significant portion of our engineering efforts have been focused on designing an electric drive system for an electric bus being jointly developed by us and Sichuan Automotive Group for inner city applications in China. In November 2012, we signed a Joint Development Agreement between our companies and received a purchase order to develop a zero emissions battery-powered inner city six meter bus for the China market. Sichuan Automotive is a leading provider and operator of buses in central China and also manufactures all electric SUV’s for the local market.

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

In June 2013, we started shipment of a 700 lithium battery purchase order to a large electric bus manufacturer. This order is a result of over a twelve month demonstration of our lithium batteries in an inner city bus application. In September 2013, we delivered lithium batteries and flux vector controllers for use in an on-road city transit bus application. As of the date of this report, six electric buses are being operated in an inner city transit application. Resulting from successful integration of our previously delivered systems, in November 2013, we received an additional order for four battery systems and controllers from our customer.

In August 2013, we received a purchase order for approximately 500 lithium batteries from a large telecommunications storage battery provider. This purchase order is a result of a one year successful demonstration of lithium battery storage capabilities at a number of telecommunication sites. We anticipate continued growth of this market during the next twelve months.

In August 2013, we received a purchase order for our drive system and battery system for electric yard tractors from our European OEM partner. This order is a result of successful demonstration of electric yard tractors in Europe by our OEM partner.

In November 2013, we received a purchase order for 400 kwhr lithium battery energy storage system for use in a large commercial solar application. We anticipate the system to be operational in January 2014.

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

Our business strategy leverages our ability to integrate our core technologies, flux vector inverter, battery management system (“BMS”), and battery charger into a seamless operating system that provides superior ease-of-use to our customers. We believe continued investment in research and development of electric vehicle, charger and battery system technologies is critical to the sale of innovative products and technologies. As part of our strategy, we plan to partner with solution providers in the solar, wind and renewable energy marketplace to jointly develop product solutions for emerging energy storage markets. We also plan to continue our expansion into the global vehicle market through joint development of electric trucks and buses with OEMs in emerging markets. Our sales strategy includes expanding our online sales through addition of third party accessories and components related to energy storage markets.

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

In 2009, we incorporated lithium batteries to increase the range of the tractor to 150 miles on a single charge. Our lithium battery system also featured our proprietary BMS with operating software designed to protect lithium batteries during over-charge and discharge conditions. We also developed a fast battery charging system for our trucks and tractors to reduce the charge time from 8 hours to 2.5 hours.

We are the exclusive distributor of lithium batteries manufactured by Winston Battery Limited. Our distribution agreement provides us access to low cost lithium iron phosphate batteries in sizes varying from 40 amp hour to 1,000 amp hour. Winston Battery Limited is an exclusive developer and manufacturer of high capacity lithium batteries ranging from 400 amp hour to 1,000 amp hour. We develop, manufacture and market lithium battery storage products designed to be the direct replacement of lead acid battery systems.

Our core technologies of inverters, BMSs, charger, software, operating system and lithium batteries provides us with the ability to partner with OEMs of fossil fuels based vehicles and lead acid battery based energy storage system manufacturers. Our ability to provide drive systems, battery systems and a battery charger integrated by our proprietary operating system reduces development time and costs for our OEM customers.

We have jointly developed heavy duty trucks, tractors and buses with OEMs in Europe, China, India and United States. We believe familiarity with local brands, designs, ergonomics and service network is essential to customers purchase decision.

We have made significant investments in integrating our drive systems into third party OEM vehicle platforms, and believe market introduction of these localized vehicle platforms will provide increased sales for our drive systems. Our joint product development efforts have focused on markets with high urbanization and air pollution to provide us the best opportunity for sales. In smaller regional markets we utilize a qualified dealer network to promote and service our products.

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

In 2012, we developed high energy capacity lithium battery energy storage systems for the solar, wind and telecommunication industry. We also developed lead acid replacement packs for baggage tractors used at airports and industrial warehouses. In 2013, we developed a 30 kwhr energy storage system, model ESS30HD, which incorporates our high capacity batteries and related power electronics to provide a direct replacement of lead acid batteries in residential markets. During the second quarter, approximately 20% of our sales are attributed to energy storage systems.

In 2012, we received a purchase order for electric drive systems from a European manufacturer of yard tractors, located in the Netherlands. In 2012, our OEM partners in Europe (Belgium and the Netherlands) introduced two new products to the market, showcasing our electric drive system. In 2012, significant resources were allocated to the development of our on-road heavy-duty electric tractor, the Nautilus MX30. Currently, this vehicle is undergoing on-road testing and complies with DOT regulations for on-road Class 8 tractors. Our development activities also resulted in the receipt of a grant from the AQMD for the development of three additional tractors for testing at Port of Los Angeles. In 2012, we signed a Joint Development Agreement with the fifth largest bus manufacturer in China to develop an all electric inner city bus.

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

Derivative Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, through June 30, 2012 we used the Monte Carlo simulation model to value the derivative instruments at inception and on subsequent valuation dates as of December 31, 2012 and September 30, 2013, the derivative liabilities were valued using a probability weighted average Black Scholes Merton Option pricing model. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Impairment of Long-Lived Assets

The FASB has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured. Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there were no indicators of impairment of our long lived assets at September 30, 2013 or December 31, 2012.

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

Financial Condition and Results of Operations

Our total revenues decreased by $405,335, or 57%, to $306,989 for the three months ended September 30, 2013 as compared to $712,324 for the three months ended September 30, 2012. The decrease in revenues was a result of lower drive system sales. Gross profit during the three months ended September 30, 2013 was $19,781, up $1,591,594, or 101%, from the same period in 2012. We reported a net loss of $28,037 for the three months ended September 30, 2013 as compared to a net loss of $4,191,157 for the three months ended September 30, 2012. Losses from operations as a percentage of sales during the three months ended September 30, 2013 was 90%, as compared to losses from operations as a percentage of sales of 315% during the three months ended September 30, 2012. The decrease in losses during the three months ended September 30, 2013 is primarily attributable to decreases in general and administrative expenses, no losses from the write down in recoverable inventories and a decrease in research and development costs. A $337,039 gain on the change in the fair value of the derivative liability was realized during the three months ended September 30, 2013 while a $1,458,609 loss on the change in the fair value of the derivative liability was realized during the three months ended September 30, 2012.

Our product mix during the third quarter of 2013 varied from our product mix during the third quarter of 2012. During the third quarter of 2013, sales of our lithium batteries accounted for 93% of our total sales as compared to 75% during the third quarter of 2012.

As of September 30, 2013, we had a working capital deficiency of $10,501,266, an accumulated deficit of $30,463,957 and reported a net loss for the nine months ended September 30, 2013 of $2,022,241. Our plans for correcting these deficiencies include increasing sales of our vehicle and drive systems, reducing material costs for products and obtaining additional financing, which we expect will help provide us with the liquidity necessary to meet our operating expenses.

As of the date of this report, we had a backlog of $2,178,832. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report, 31% of our backlog consists of vehicles, 51% consists of batteries, 9% consists of a drive system, 2% consists of vehicles system, 6% consists of controllers and the remaining 1% consists of parts and accessories. As of the date of this report, 77% of our backlog consists of U.S. customers, while 23% consists of international customers. Our backlog does not reflect a $975,000 Department of Energy grant awarded to us, which we are awaiting contract documents. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenues.

Third Quarter of 2013 Compared to the Third Quarter of 2012

	Three Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended September 30,
	2013 (Unaudited)	2012 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2013	2012
Net revenues	$306,989	$712,324	$(405,335)	(57)%	100%	100%
Cost of revenues	287,208	939,026	651,818	69%	94%	132%
Write-down of non-recoverable inventories	–	1,345,111	1,345,111	100%	0%	189%
Gross profit (loss)	19,781	(1,571,813)	1,591,594	101%	(6)%	(221)%
General and administrative expenses	277,887	615,460	337,573	55%	91%	86%
Research and development	13,385	46,890	33,505	71%	4%	7%
Depreciation and amortization	3,543	8,157	4,614	57%	1%	1%
Change in derivative liability	337,039	(1,458,609)	1,795,648	123%	110%	(205)%
Interest expense	(90,042)	(490,228)	400,186	82%	(29)%	(69)%
Net loss	$(28,037)	$(4,191,157)	$4,163,120	99%	(9)%	(588)%

Net Revenues.  The 57% decrease in our revenues during the three months ended September 30, 2013 is largely due to a decrease in drive system sales when compared to the same period in 2012. During the third quarter of 2012, 88% of our revenues were generated from sales of our batteries and drive systems.

Gross Profit.  Gross profit during the third quarter of 2013 was $19,781, up $1,591,594 or 101% compared to the third quarter of 2012. The increase in gross profit margins in 2013 as compared to 2012 is attributable to lower costs associated with the write-down of non-recoverable inventories.

General and Administrative Expenses.  During the third quarter of 2013, we decreased our general and administrative expenses by $337,573 compared to the same period in 2012. This decrease is comprised of a decrease in unapplied overhead of $128,401, a decrease in accounting and audit fees of $15,904, a decrease in legal fees of $45,988, a decrease in officer salaries of $27,322, and a net decrease of $133,250 in other general and administrative expenses. We expect to maintain our general and administrative expenses at the current level of percentage of revenues for the near term.

Research and Development Expenses. The decrease in research and development expenses of $33,505 is primarily due to a decrease in salaries and wages associated with a reduced headcount in our research and development group.  We expect our research and development expenses to increase during the remainder of the year as we develop new technologies and improved drive systems for our OEM partners worldwide.

Depreciation and Amortization. The decrease in depreciation and amortization expenses of $4,614 is largely due to assets that became fully-depreciated during the year ended December 31, 2012, as such depreciation expense was less recorded during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Change in Fair Value of Derivative Liability. The financial instruments that resulted in the derivative liability were acquired during the third quarter of 2010. During the quarter ended September 30, 2013, the aggregate fair value of our derivatives decreased to $768,472.  This amount was determined by management using a probability weighted average Black-Scholes Merton Option pricing model.  During the quarter ended September 30, 2013, the change in the fair value of derivatives on our financial statements was reported as a decrease of $337,039. During the quarter ended September 30, 2012, the change in the fair value of derivatives on our financial statements was reported as an increase of $1,458,609. The change in the fair value of the derivative liability from the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012, was $1,795,648.

Interest Expense. The decrease in interest expense of $400,186 is largely attributable to reduced amortization of the beneficial conversion feature of the convertible notes payable.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

	Nine Months Ended September 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Nine Months Ended September 30,
	2013 (Unaudited)	2012 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2013	2012
Net revenues	$1,121,135	$1,860,522	$(739,387)	(40)%	100%	100%
Cost of revenues	1,088,056	1,795,769	707,713	39%	97%	97%
Write-down of non-recoverable inventories	–	1,345,111	1,345,111	100%	0%	189%
Gross profit (loss)	33,079	(1,280,358)	1,313,437	103%	(3)%	(69)%
General and administrative expenses	1,455,972	1,966,206	510,234	26%	130%	106%
Research and development	87,531	191,159	103,628	54%	8%	10%
Depreciation and amortization	10,824	24,471	13,647	56%	1%	1%
Financing costs	–	(671,809)	671,809	100%	0%	(36)%
Change in derivative liability	79,000	(1,074,272)	1,153,272	107%	7%	(58)%
Interest expense	(579,993)	(1,481,996)	902,003	61%	(52)%	(80)%
Net loss	$(2,022,241)	$(6,690,270)	$4,668,029	70%	(180)%	(360)%

Net Revenues.  The 40% decrease in our revenues during the nine months ended September 30, 2013 is largely due to decrease in drive system sales. During the first nine months of 2012, approximately 34% of our revenues were generated from the upgrade of six trucks previously delivered to the City of Los Angeles from lead acid batteries to lithium ion batteries.

Gross Profit.  During the first nine months of 2013 our gross profit was $33,079, up $1,313,437 or 103% compared to the first nine months of 2012. The decrease in gross profit margins in 2013 as compared to 2012 is attributable to the change in sales product mix with higher percentage of sales related to battery sales to large OEM’s.

General and Administrative Expenses.  During the first nine months of 2013, we decreased our general and administrative expenses by $510,234 compared to the same period in 2012. This decrease is comprised of a decrease in unapplied overhead of $155,666, a decrease in accounting and audit fees of $189,562, a decrease in legal fees of $99,619, a decrease in officer salaries of $86,679 and a decrease in consulting fees of $51,798.

Research and Development Expenses. The decrease in research and development expenses of $103,628 is primarily due to a decrease in salaries and wages associated with a reduced headcount in our research and development group.

Depreciation and Amortization. The decrease in depreciation and amortization expenses of $13,647 is largely due to assets that became fully-depreciated during the year ended December 31, 2012, as such depreciation expense was lower during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Change in Fair Value of Derivative Liability. The financial instruments that resulted in the derivative liability were acquired during the third quarter of 2010. During the nine months ended September 30, 2013, the aggregate fair value of our derivatives decreased to $768,472.  This amount was determined by management using a probability weighted average Black-Scholes Merton Option pricing model.  During the nine months ended September 30, 2013, the change in the fair value of derivatives on our financial statements was reported as a decrease of $79,000. During the nine month ended September 30, 2012, the change in the fair value of derivatives on our financial statements was reported as an increase of $1,074,272. The change in the fair value of the derivative liability from the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, was $1,153,272.

Interest Expense. The decrease in interest expense of $902,003 is largely attributable to reduced amortization of the beneficial conversion feature of the convertible notes payable.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations until approximately March 31, 2014, at the latest, unless we successfully restructure our debt, experience a significant improvement in sales and/or obtain other sources of liquidity. We are in default on $3,361,500 in principal amount and $639,965 in accrued interest on our convertible notes and secured debentures. We are also delinquent on $337,484 of payroll taxes. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code.

During the nine months ended September 30, 2013, we funded our operations from cash provided from operations, and use of proceeds from sale of batteries consigned to us by SOL, a related party, and deferred payment of $907,348 to fund working capital needs. As of September 30, 2013, we had a working capital deficiency of $10,501,266 as compared to working capital deficiency of $8,813,025 at December 31, 2012. At September 30, 2013 and December 31, 2012 we had an accumulated deficiency of $30,463,957 and $28,441,716, respectively, and cash and cash equivalents of $62,426 and $33,869, respectively.

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

Our available capital resources at September 30, 2013 consisted primarily of approximately $62,426 in cash and cash equivalents. We expect that our future available capital resources will consist primarily of cash on hand, sale of consigned batteries, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash provided by operating activities for the nine months ended September 30, 2013 was $28,557 as compared to cash used by operating activities in 2012 of $122,066. During the nine months ended September 30, 2013, cash flows from operating activities included a net loss of $2,022,241and depreciation and amortization of $10,824. Material changes in asset and liabilities at September 30, 2013 as compared to December 31, 2012 that affected these results include:

•	an increase in accounts receivable of $20,382;
•	an increase in inventory of $35,087;
•	a net increase in accounts payable and accrued expenses of $1,281,073, of which $907,348 was an increase in related party accounts payable; and
•	an increase of $241,385 in customer deposits.

Cash used by financing activities totaled none for the first nine months of 2013.

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

As of December 31, 2011, Mr. Winston Chung, our Chairman of the Board, had advanced to us $500,000. The advance was non-interest bearing, and with no other defined terms. As of December 31, 2011, Mr. Chung also held warrants to acquire 7,812,500 shares of our common stock at an exercise price of $0.64 per share. The warrants have vested and expire on December 30, 2015. Effective March 31, 2012, we, Mr. Chung and SOL, a company related to the Chairman by common ownership, entered into an agreement whereby the exercise price of certain warrants held by SOL were reduced to $0.40 per share. Due to the modification of the exercise price, during the year ended December 31, 2012 we recognized a cost to induce conversion of $225,000 relating to the additional 468,750 shares that would be issued under the modified exercise price.

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

We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment. We presently have 7 employees on a full-time basis and 1 employee on a part-time basis, and expect to hire additional personnel pursuant to increase in market demand. We plan to increase our present staff during the fourth quarter of 2013 to meet our operational plan for 2014.

Although, we expect the sale of consigned batteries and completion and delivery of the products in our backlog to provide us with additional liquidity and capital resources, we believe that we will need additional liquidity and capital resources through debt and/or equity financing to complete our entire existing and anticipated future product backlog. As discussed in this report and in the notes to our financial statements included in this report, we have suffered recurring losses from operations and at September 30, 2013, we had an accumulated deficiency of $30,463,957 and a working capital deficiency of $10,501,266.

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

Backlog

As of the date of this report, we had a backlog of $2,178,832. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report, 31% of our backlog consists of vehicles, 51% consists of batteries, 9% consists of a drive system, 2% consists of vehicles system, 6% consists of controllers and the remaining 1% consists of parts and accessories. As of the date of this report, 77% of our backlog consists of U.S. customers, while 23% consists of international customers. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Recent Accounting Pronouncements

•	In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. This guidance is effective for annual and interim reporting periods beginning January 1, 2013. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

•	In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presented of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances and the amendments in this update are intended to eliminate that diversity in practice. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Early adoption is permitted. We do not believe the adoption of this update will have a material effect on our financial position and results of operations.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded as of September 30, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of September 30, 2013 our internal control over financial reporting were not effective and identified the following material weaknesses in our internal control over financial reporting as of September 30, 2013:

(a)	We did not have qualified personnel to design and manage period-end financial reporting processes. Furthermore, we do not have a formalized and consistent finance and accounting policies and procedures and our Interim Chief Financial Officer does not have the requisite GAAP experience to prepare financial statements in accordance with GAAP; and

(b)	We did not have effective corporate governance and financial controls to ensure the completeness and accuracy of the accounting for, and the disclosure of, issuance of our securities such as shares of common stock, options and warrants

The foregoing material weaknesses contributed to a delay in the filing of our quarterly and annual financial statements with the SEC. In addition, these material weaknesses could result in misstatements of our consolidated financial statement accounts and disclosures which would result in a material misstatement of future annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

As a result of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2013, based on the criteria established in the Internal Control — Integrated Framework , issued by the COSO.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

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

Non applicable..

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

Date: November 19, 2013	BALQON CORPORATION

	By:	/S/ BALWINDER SAMRA
Balwinder Samra, President, Chief Executive Officer and Interim Chief Financial Officer (principal executive officer and principal financial officer)

BALQON CORPORATION

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

