Form 10-K
period 2013-12-31
BALQON CORP.
filed 2014-04-15
CIK 1169440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting common equity held by nonaffiliates of the registrant, computed by reference to the closing price of such stock on June 28, 2013 the last business day of the registrant’s most recently completed second fiscal quarter, was $4,112,573.

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of April 15, 2014 was 36,891,530.

DOCUMENTS INCORPORATED BY REFERENCE

None

BALQON CORPORATION

ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

In April 2014, we received orders for two heavy duty electric drive systems from customers in Europe. Our drive and battery systems will be incorporated into electric yard tractors by our OEM partners in Europe and shipped to large retail warehousing customers. We believe these orders are the result of our successful completion of a two year demonstration of an electric yard tractor at a large distribution facility in Belgium.

In March 2014, we completed the development of 14 passenger battery powered airport Shuttle bus built on Ford E450 chassis. This is our first demonstration of a medium duty electric vehicle showcasing our inverter, charger and battery system technologies. During 2014, we anticipate increased sales in the medium duty truck and bus market in both domestic and international markets.

In March 2014, we delivered our first electric yard tractor to a large marine port in Turkey. Our model year 2014 electric yard tractor incorporates latest inverter and fast charging technologies developed during the past year. We believe our strategic relationship with an original equipment manufacturer (“OEM”) in Turkey combined with the demonstration of an electric yard tractor will yield additional sales in the region during 2014.

In February 2014, we installed a 400 kilo watt hour (“kWhr”) lithium battery storage system at a steel plant in the United States for an energy saving application. This installation includes an 80 kilo watt (“kW”) solar panel array that charges the batteries during the day which provides stored energy to the manufacturing plant during peak hours of operation. This project is a largest installation of our high capacity lithium battery system in a commercial application. We believe significant growth in use of solar energy in commercial applications to reduce energy costs combined with our deployment of large energy storage system will result in increased growth in sales of energy storage product line.

In January 2014, we signed an agreement with the California Air Quality Management District (“AQMD”) to deliver three on-road Class 8 lithium battery powered electric tractors for an aggregate amount of $ 925,000. Under this agreement we are required to develop the next generation of our Model MX30 with fast charging capabilities using direct current (“DC”) charger. We anticipate that our new DC charger will reduce charge time of our heavy duty vehicles from eight hours to two hours.

In October 2013, we received a purchase order to develop heavy duty plug-in hybrid refuse truck for an OEM in the United States. During the first three months of 2014, a significant portion of our engineering effort has been on completing the design and development of the hybrid heavy duty vehicle that incorporates our proprietary inverter, charging and battery system technologies with a hybrid generator that increases the range of our heavy duty vehicles. We believe that in the short term the incorporation of hybrid technologies to increase the range of our heavy duty vehicles will increase sales of our products.

Business Overview

We design, develop, manufacture and sell heavy duty electric vehicles, drive systems and lithium battery energy storage systems. We were the first company to introduce battery powered Class 8 off-road and on-highway vehicles in 2007. Since then we have introduced several medium and heavy duty high performance drive systems to global OEM’s in India, China and Europe. Since 2011, we have also successfully diversified our business model by developing lithium battery storage technologies for renewable energy applications with products ranging in size from 10 kWhr to 1 mega watt hr (mWhr) storage products.

The introduction of heavy duty and medium duty electric vehicles requires development of components and products that meets customers range and performance expectations, while maintaining cost competitiveness with existing fossil fuel powered vehicles. Our strategic relationship with a lithium battery manufacturer and OEM’s of trucks and buses in China, India and Europe reduces our product costs when compared with other global electric vehicle manufacturers. We believe cost competitiveness with existing technologies in vehicle and energy storage applications is a key differentiator in the markets we serve.

Our introduction of world’s first Class 8 battery powered electric tractor, Model XE20 with a capacity to tow a loaded container weighing 30 tons resulted the in development of our proprietary flux vector inverter, battery management and charging technologies, which we use today as core technologies to market drive systems to OEM’s worldwide. In addition adapting these core technologies to energy storage products has provided us with the ability to address a growing market for renewable energy storage in domestic and international markets.

In addition to developing, manufacturing and selling our own line of heavy duty electric trucks and tractors, we have also provided services for the development and integration of our core electric vehicle technologies into products of other global manufacturers of buses, trucks and tractors. Since 2011, we have successfully integrated our core technologies into five vehicle platforms in India, China and Europe and believe that the successful launch of the products by our OEM customers will result in additional sales in 2014. In 2013, we launched several configurations of energy storage products for commercial and residential markets, applications of which include backup power, peak demand reduction and demand response.

We believe that the energy storage market presents us with a significant growth opportunity for our core technologies and higher capacity lithium batteries. Our access to high capacity lithium batteries from our strategic partner provides us cost and performance advantage over other residential and commercial providers of energy storage products. In order to capitalize on this advantage we plan to invest further into developing new product solutions for energy storage markets.

Our proprietary inverter technology and lithium battery packs have enabled us to deliver heavy duty electric tractor and electric drive trains at what we believe to be a lower cost per kilowatt-hour than our competitors. Our battery systems include our proprietary Battery Management System (“BMS”) and fast chargers that are capable of charging our vehicles in less than two hours. Design and development of reliable electric drive train for heavy duty vehicles has required extensive testing and innovation over the past five years. These innovations, combined with over five years of field deployment experience of our technologies, have resulted in extensive knowhow and intellectual property that our OEM customers rely on for future product developments.

Our global strategy focuses on partnering with local vehicle manufacturers of fossil fuel vehicle to jointly design, develop and integrate our low cost drive train and battery systems into localized products. We believe our success in partnering with large OEM’s of trucks and buses in India, China and Europe is a result of our: (i) long term field experience with our technologies (ii) ability to provide all systems, including a drive train, battery and charger to OEM’s as a integrated electric vehicle solution (iii) ability to develop customized technologies and systems for local markets, and (iv) ability to continuously improve, innovate and incorporate new battery and drive train technologies to increase range and performance of resulting product platforms.

Our products include the following battery powered electric trucks and tractors: (i) the Nautilus XRE20, a heavy-duty electric yard tractor; (ii) the Nautilus MX30, a heavy-duty, Class 8 electric short-haul tractor; and (iii) the Mule M100, a heavy-duty, Class 8 electric inner city delivery truck. We also market and sell lithium battery cells and storage solutions under the brand name HIQAP™. We sell our trucks and tractors through a direct sales force and dealers, while our battery related products and accessories are marketed through our online store and retailers of energy storage products.

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

In 2011, we developed a proprietary kW high frequency charger and battery management system to reduce charge times to two hours on all of our products. In addition we developed a 1 mega watt hour energy storage system for load shaving, off-grid application. We also developed and shipped an electric drive system for a yard tractor manufacturer in Belgium to address the European market for electric yard tractors. During 2011, we spent significant research and development efforts to develop various configurations of lithium energy storage systems for telecommunication and commercial customers. We also began shipment of our Nautilus XRE20 to T&K logistics for operation at a Ford plant in Michigan and to other industrial customers. In addition, we developed and shipped a Class 7 medium duty truck, the Mule M100 to a shuttle bus manufacturer in California.

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

In 2013, we shipped energy storage systems to telecommunication industry customers in United States, Asia and Australia. We also completed development and deployment of electric yard tractors in Europe. During 2013, we completed integration of our electric drive train and battery systems in two vehicle platforms in India which are currently in demonstration phase. In 2013, we added two OEM’s as strategic partners in China and Turkey for development of heavy duty trucks and transit buses. During the last quarter of 2013, we designed and developed our first medium duty shuttle bus targeting the hospitality industry.

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

Electric Buses

In 1985, 40% of the world’s population was living in urban centers and it is estimated that 60% of the world’s population will reside in urban centers by 2025. Most of the urban growth is the result of transitioning from an agricultural economy to an industrial economy in large developing countries like China and India. Along with a high rate of urbanization comes urban air pollution which requires deployment of new clean transportation technologies in large urban centers like Beijing, China and New Delhi, India. Since 2012, our efforts have focused on creating strategic partners in China and India anticipating government regulations and incentives promoting the use of zero emissions electric buses. We believe our strategic relationships with three large bus manufacturers in China and India to provide electric drive systems will allow us to participate in this growth market.

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

We have formed strategic partnerships with regional manufacturers in the Netherlands, Belgium, India, Turkey and China to market our heavy-duty electric drive systems for integration into existing products. In order to compete with strong growth emerging markets we plan to develop market-tailored products, technologies, brands and pricing to take advantage of our first-to-market approach.

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

Starting with the 2012 model year, the Corporate Average Fuel Economy standard rules require manufacturers of heavy-duty trucks to improve fleet wide fuel economy and reduce greenhouse gas emissions by approximately 15% by the year 2018. While the standards can be met by adoption of conventional technologies such as more efficient engines, we expect inherent incentives for manufacturers to pursue more advanced technologies including electric vehicles.

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

The Chinese government has appropriated $2.5 billion on a 10-city, 1,000 unit plan which requires the demonstration of 1,000 electric vehicles in each of 10 cities, with a particular focus on public transportation and government services. Under this project, battery powered electric buses receive a subsidy of $73,000 per bus to offset the incremental cost of an electric bus. According to HSBC Bank, China will represent 35% of the global electric vehicle market by 2020. In addition, according to the China Automotive Energy Research Center, the Chinese government to date has invested $15 billion in an electric vehicle charging infrastructure across the country.

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

Lithium Battery Energy Storage

We believe the lithium battery energy storage technology holds the promise of providing numerous benefits across the energy delivery value chain – from generation to transmission and distribution to end user. Specifically, energy storage technology is considered a key component for the integration of high levels of renewable energy (solar, wind, thermal) as part of future electricity grids. The variable production output of wind and solar plants without energy storage provides limited ability for utilities to estimate and capture the full economic value of renewable energy. Historically, one of the most important grid storage functions has been “load-leveling,” or storing off-peak electricity during periods of low demand and releasing it during periods of high demand, enabling the decreased use of high-cost peaking generation. Increased implementation and adoption of renewable energy generation (primarily solar) has increased grid volatility due to intermittency in renewable energy generation, requiring an increase in off-grid storage to store generated energy at local user levels to reduce grid volatility. Some customers, particularly large commercial and industrial customers, can capture some of the benefits of load-leveling and peak capacity via time-of-use or demand-based electricity rates. Energy storage at the utility level has primarily been through pumped hydro storage systems installed during 1970’s oil crisis. Today, new technologies like flywheels, compressed air, and battery storage are being used to add storage to manage grid volatility. We believe that small industrial, commercial and residential producers of solar energy are the fastest adopters of off-grid battery storage systems. In addition, the introduction of lithium batteries as the replacements to lead acid batteries in uninterruptible power supply systems can provide additional growth markets for lithium energy storage systems.

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

Our Competitive Strengths

In the heavy duty electric vehicle market, our strategic relationships with OEM’s of electric trucks and buses combined with a portfolio of proprietary technologies related to electric drive train provides our customers with a cost effective localized product solution. We believe that our electric vehicle components and energy storage products have a global demand and the size of market relies on regional factors, such as fuel costs, regulatory controls, public awareness, air pollution and economics. We believe the following competitive strengths serve as a foundation for our strategy:

—	Global Strategic Partnerships. We believe our strategic partnerships with OEMs of buses and trucks combined with our first to market strategy in Europe, India and China provides a competitive advantage in developing a market for heavy-duty trucks and buses in these regions. Our first to market approach also provides us with a better understanding of market needs and allows us to establish performance and cost benchmarks for our products and technologies in these regions.

—	Proprietary Technologies. Our research and development efforts during the past five years have led to a portfolio of proprietary technologies and knowhow which provides our customers access to advanced electric vehicle technologies. Our ability to integrate advanced electric drive train technologies into current fossil fuel vehicle platforms in production lowers design and development costs for our OEM partners.

—	Capital Efficient Operating Model. We rely on our OEM partners to market, sell and service localized product solutions in regions they serve. We believe our strategic partners have significant capital resources, relationships and other assets to develop new market opportunities. We believe this approach allows us to allocate appropriate capital and resources on research and development of new technologies for our customers.

—	Experienced Management Team. Our senior management team has over 80 years of combined experience in the electric vehicle industry and has extensive experience in startup technology companies within this industry. In addition, members of our senior management have significant experience within the transportation industry.

Our Strategy

We believe that growing environmental concerns related to heavy-duty vehicle emissions combined with our belief that electric vehicles are inherently more cost effective and reliable than fossil fuel powered vehicles are the primary value propositions of our electric vehicle products. In addition, a growing need for electrical energy in the developed and developing nations has resulted in the growth and adoption of renewable energy such as solar, wind and geothermal. We believe our first to market approach combined with our strategic relationships with large OEMs in Europe and Asia allows us the opportunity to scale and lead the market for heavy-duty electric vehicles. In North America our access to low cost lithium batteries through our strategic partner also provides us with a competitive advantage in the lithium energy storage market for telecommunications, solar and renewable energy storage markets. The primary elements of our business strategy include:

•	Global Products and Markets: In the growing market for electric vehicles and components, we plan to continue the development of strategic relationships with OEMs of heavy-duty and medium-duty vehicles including buses, tractors, trucks and industrial equipment. In addition, we plan to market and sell our energy storage products through a distribution network in North and South America.

•	Diversified Markets: Our core proprietary technologies of inverters, controllers, a battery management system and chargers are applicable to electric vehicle and energy storage applications. We plan to diversify our product offerings through the development or enhancement of our proprietary technologies that address the electric vehicle and renewable energy storage markets.

•	Leverage Our Assets and Our Partners’ Assets: We have strategic relationships with large OEMs of heavy-duty trucks and buses in Asia and Europe. Our strategic partners have substantially large customer bases, established distribution networks and financial resources to compete in the local and global markets. We plan to leverage our strategic partners’ strengths to jointly develop products and technologies that are cost competitive and technologically superior to those of our competitors.

•	Competitive Cost Structure: We believe that the size of the electric vehicle and lithium energy storage market is dependent upon the cost competitiveness of our products in relation to current fossil fuel based solutions, such as diesel trucks, buses and generators. We plan to utilize the lower labor costs and production efficiencies of our strategic partners in Asia to reduce costs of our products.

Our Technology

We believe our core competencies comprise our portfolio of electric drive train technologies and vehicle engineering. Our core technologies of flux vector inverters, chargers, BMS, lithium battery packs and vehicle control software makes us one of the few companies in the world that design, develop and manufacture complete vehicle systems. We utilize our core technologies in our vehicles and market proven systems to automotive OEM’s worldwide. We believe the key to our technology is our software and operating system that integrates all of our core technologies comprised of an inverter, battery charger and BMS that monitors, computes, calibrates, communicates, diagnoses and stores critical parameters during operation.

In 2006, we developed inverter technology for use in the heavy duty truck and bus markets. In 2007, we completed development of the world’s first battery powered heavy-duty electric tractor for the Port of Los Angeles, which included our electric drive system powered by our proprietary flux vector motor controller (inverter) technology. In 2008, we acquired a manufacturer of electric vehicle inverters to complete our product line of inverters that range in power from 10 kW to 240 kW.

In 2009, we developed a lithium BMS we call QANBUSS™ for our trucks and tractors and demonstrated the world’s first lithium battery powered Class 8 truck showcasing our drive system and BMS technology. Our BMS monitors individual lithium battery cells during charge and discharge cycles using our proprietary operating system and vehicle algorithms. In 2010, we designed, developed and manufactured 300 mile range recreational vehicle equipped with our drive train and lithium batteries. In 2010, we also began an on-road demonstration of two electric buses in India equipped with lithium batteries and electric drive systems.

In order to improve daily range of our vehicles, in 2011 we developed high frequency rapid chargers for electric trucks and tractors ranging in power from 20 kW to 180 kW, reducing our charge time from eight hours to two hours. Our battery charger, EQON™, includes our proprietary software and operating system that seamlessly integrates with our BMS and vehicle controls.

Since 2012, we invested significant resources in transitioning our core vehicle technologies to energy storage systems. Energy storage systems consists of lithium battery packs that are charged by renewable energy sources such as solar and wind and then stored energy is converted to alternating current (“AC”) power for use in residential and commercial buildings. Our energy storage systems contain lithium batteries that have longer life, high energy density and higher transfer efficiency when compared to lead acid batteries. With the positive benefits of lithium batteries in storage applications comes a certain level of complexity related to charging, discharging and management of energy stored in the lithium batteries. Our long term experience in use of lithium batteries in vehicle platforms allowed us to transfer our core battery management technologies and knowhow to energy storage systems with a relatively low investment in research and development. This knowhow and access to low cost high capacity batteries from our strategic partner, has allowed us to enter the market of energy storage, which we believe is a significant growth market for our components and technologies.

Our Products

We design, develop, manufacture, market, sell and service heavy-duty trucks, tractors, electric drive systems, energy storage products and lithium batteries.

Electric Vehicles and Components

We offer a range of zero emission lithium battery powered heavy- duty tractors and trucks designed for both off-highway and on-highway applications. Our primary products are discussed below:

Nautilus XRE20 – Off-Highway Electric Yard Tractor

We are the first company to develop and deploy a lithium battery powered heavy-duty 30 ton capacity electric yard tractor in an industry dominated by diesel powered yard tractors. Our electric yard tractors are designed for off-highway use to transport containers at shipyards, rail yards, intermodal facilities, industrial plants, distribution warehouses, food production facilities, military bases and mail facilities. We believe that because our vehicles do not consume any energy while the vehicle is idling, our electric tractors have lower operating and maintenance costs during daily operations. Our tractors have a charge time of less than two hours and can operate for over 12 hours on a single charge.

Nautilus MX30 – Electric Short-haul Tractor

In 2012, we released the Nautilus MX30, a Class 8 heavy-duty electric tractor that replaced our Nautilus XE30 product. The Nautilus MX30 is built on a Freightliner truck chassis and designed to transport up to 25 ton loaded containers and trailers for short haul applications. The Nautilus MX30 features a 600 Volt, 240 kW electric proprietary drive system with maximum speed of 70 mph and range of 150 miles on single charge under unloaded conditions. The Nautilus MX30 is compliant with DOT regulations for on-road use and designed to transport containers in port applications.

Mule M100 – Medium-Duty Electric Truck

Our Mule M100, which replaced our earlier model Mule M150, is designed as a zero emissions solution for on-road inner city short-haul delivery applications. The Mule M100 is designed to transport loads of up to four tons at a top speed of 70 miles per hour and can travel up to 100 miles on a single charge and is ideal for daily, short-haul deliveries. The Mule M100 fully recharges in three hours and is DOT compliant.

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

HIQAP ™ Energy Storage Products

Our HIQAP™ energy storage systems products consists of lithium batteries, a proprietary BMS and control software, fully integrated to provide efficient storage and supply of electrical energy generated by solar, wind, geothermal or grid. Energy storage systems are similar to our electric vehicle battery systems with a key differentiation of simultaneous bidirectional flow of electrical energy between components to balance the supply and demand of energy. We provide 10 kWhr to 500 kWhr energy storage system in both off-grid and on-grid applications. In 2012, we deployed 1mega watt hour HIQAP™ energy storage system for an off-grid 24/7 application. In 2013, we launched a product line ranging of energy storage systems from 10 kWhr to 35 kWhr for residential solar markets.

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

We market our electric drive systems to global OEMs of heavy duty trucks, tractors and buses. Our global strategy emphasizes first-to-market initiatives, where we identify regional OEMs who we can partner with to develop product solutions for specific market needs. We provide design services to our OEM customers which include development of new technologies and configurations that seamlessly integrate into OEM vehicle platforms. We rely on local branding and a distribution system of our OEM customers to promote completed vehicles in the region. In regions where a localization strategy may not be practical or effective, we utilize indirect distribution channels of local dealers and distributors to sell completed products manufactured by us or our OEM partners.

Lithium Batteries

We have multiple sales channels through which we engage our customers and sell lithium batteries, including online store, battery retailers and inside sales staff. Our online store, http://www.balqon.com/online-store, provides 24/7 shopping experience by providing battery information, brochures, pricing, freight costs and access to battery related technical information. These tools help customers make more informed purchasing decisions and more accurate lead times on batteries. We also offer clearance items on our online store for excess inventories and offer online specials to promote our products to new customers.

Our website also offers an on-line chat forum for our customers during work hours to answer technical or sales related inquiries. We also have qualified non-exclusive dealers and retailers of batteries that offer our battery products for regional markets. We offer volume discounts to our battery retailers based on annual sales.

Energy Storage Systems

We sell our energy storage systems to OEMs of solar, wind and telecommunication products. We also sell our energy storage systems to consumers and commercial customers through our online store, http://www.balqon.com/online-store, which provides a 24/7 shopping experience by providing product information, brochures, pricing, freight costs and access to technical information. We plan to increase our energy storage systems product offerings to market to residential solar customers with products that directly replace lead acid battery storage packs.

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

Our lithium battery products face significant competition from other lithium battery manufacturers located in China. In the North American market, our competitors lack organized distribution channels and after market service support. Our lower cost advantage combined with our technical expertise provides us competitive advantage over resellers of competitor products. Some of our current and potential competitors have substantial financial resources and may be able to provide such products with lower lead times and competitive prices in the future.

Our lithium battery energy storage systems compete with systems that utilize flooded lead acid, absorbent glass mat and gel batteries. Lithium batteries offer longer life, deep discharge and higher energy transfer efficiency when compared to lead acid battery storage products. We believe that offering superior innovation, integration and battery management technologies provides us ability to compete with the lower cost alternatives. We offer our energy storage systems to resellers of solar, wind and renewable energy systems. In addition we market our battery storage systems to manufacturers of electric trucks and buses worldwide.

Electric Vehicles and Components

In the United States market we offer and sell battery powered heavy duty trucks for both on-road and off-road use to commercial customers such as marine terminals, industrial plants, warehouses, retailers and military installations. Our direct competitors in domestic markets are small companies in early stage development of competitive products that imitate the features and technologies of our products. Our direct competitors are integrators of components such as drive systems, battery systems and chargers into vehicle platforms. We differentiate from our direct competitors through development of our own proprietary inverter, battery management and charger technologies. We have developed collaborative relationships with some of our direct competitors to market our proprietary technologies on non-competing vehicle platforms development.

In the United States market, our indirect competitors consist of large global corporations providing heavy-duty vehicles powered by alternative fuels such as CNG, liquid natural gas (“LNG”) or hybrid variants using combination of batteries and alternative fuels for propulsion. Our indirect competitors have a substantially greater customer base and financial resources than us, and are currently engaged in the development and demonstration of lower emission hybrid propulsion systems. Our indirect competitors also compete with us on the basis of price, operating costs, longevity and performance. In general, our electric vehicles are significantly more expensive than similar vehicles powered by other fuels including vehicles powered by diesel or LNG. We rely on government incentives, grants, regulations and subsidies to compete with alternative fuel powered vehicles. In 2013, we and our OEM partners have benefitted from local subsidies for zero emission transportation.

In the off-highway heavy duty tractor markets we are currently the only manufacturer of battery powered electric tractors, our Nautilus XE20 and NautilusXRE20. We have some new small direct competitors in this product category currently in the early stage of development. We have developed a collaborative relationship with some of our new competitors by marketing drive and battery systems to increase market development of zero emissions off-highway vehicles. The off-highway heavy duty tractor market is dominated by two large domestic manufacturers of diesel and CNG powered products that indirectly compete with our products. Our indirect competitors compete with us on basis of price, range and performance. We believe new regulations and incentives combined with lower operating and maintenance costs is expected to provide growth of zero emissions off-highway tractors.

In the United States on-highway heavy duty truck and tractor market, we currently offer our Nautilus MX30 and our Mule M100 battery powered zero emissions products. We are currently the only manufacturer of battery powered Class 8 electric tractors and trucks in the United States market. We have one fuel cell powered direct competitors in this market that offers a Class 8 tractor with longer range and higher load capacity than our Nautilus MX30. Our indirect competitors consist of large global corporations providing vehicles powered by alternative fuels or hybrid propulsion technologies. We believe the market for Class 8 battery powered vehicle in the United States is still in infancy and primarily supported by grants and incentives provided by federal and state governments. We continue to actively participate in state and federal grant programs to support development and deployment of new technologies and vehicles.

Our electric drive systems consists of an alternating current (“AC”) electric motor, automatic transmission, power conversion devices, controller and proprietary software that acquires, stores, processes and transmits information to manage vehicle control and performance. In addition, our electric drive systems also include lithium battery packs, a BMS and battery chargers for medium and heavy duty vehicles. Our electric drive systems and vehicle control software has been deployed and tested on several vehicle platforms for performance and reliability. Our competitors of electric drive systems consist of small retailers that integrate components from several suppliers into electric drive system kits for sale to consumers or businesses. Our competitive advantage includes price, performance, fully integrated systems for OEMs that are field tested for their heavy duty trucks and buses. In 2013, significant incentives have been approved by governments in India, China and Europe to transition from fossil fuel vehicle to zero emission electric vehicles. We believe these incentives combined with our localization strategy makes our OEM products cost competitive with fossil fuel vehicles.

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

Lithium Batteries

We are the exclusive North American distributor of LYP batteries manufactured by Winston Battery Ltd., with capacities ranging from 20 amp hour to 1,000 amp hour. Currently, we are the only provider of high capacity 700 amp hour and 1,000 amp hour single cell mono-blocks of lithium iron phosphate batteries, ideal for heavy duty electric vehicle and energy storage applications. We face significant competition from small resellers representing new manufacturers of lithium batteries from China. Most resellers are higher in cost and lack technical knowledge to provide after sales support to customers; however, these resellers have a stronger online sales presence and they provide shorter lead times to their customers. We believe our direct OEM sales model combined with technical support provides superior customer experience and value. However, some retailers with decades of experience in marketing and sales of lead acid batteries have a greater ability to reach out to smaller users of lithium batteries.

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

We fund our research through contracts from customers and grants from local, state or federal agencies. Our research and development effort is focused mainly on the development of electric drive systems for heavy duty trucks and buses for our OEMs. Our effort includes integration of our proprietary technologies into vehicle platforms produced by our OEM customers. In some cases our research and development effort includes qualification and integration of new sourced components to reduce costs and improve performance. In addition, significant effort was expended over the past twelve months to development of a complete line of energy storage systems, which involved development of power electronics, control systems and related software to provide fully integrated energy storage solutions.

During 2012, we developed and delivered a new on-road heavy duty tractor, the Nautilus MX30 and electric drive systems to OEMs of electric trucks and tractors in Europe and Asia. In addition we developed and deployed energy storage systems ranging from 10 kWhr to 1 mega watt hour (1mWhr) in storage energy to commercial, telecommunication and solar customers worldwide.

We incurred approximately $95,363 and $258,792 in research and development expenses during 2013 and 2012, respectively, or 6% of total revenues in 2013 and 12% of total revenues in 2012. Rapid technological advances in hardware and software, rapid global development of electric vehicle and energy storage markets, changing customer needs and frequent new product introductions and enhancements characterize the market in which we compete. We plan to continue to dedicate a significant amount of resources to research and development efforts to maintain and improve our current product offerings.

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

Employees

As of April 15, 2014, we employed 8 employees on a full-time basis. None of our employees are represented by labor unions, and there have not been any work stoppages at our facility. We generally consider our relationships with our employees to be satisfactory. In addition, from time to time, we utilize outside consultants or contractors for specific assignments.

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

We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations until August 31, 2014 unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity. In addition, although various secured creditors holding approximately $2,006,750 in secured convertible notes and secured debentures have not exercised their rights to foreclose on all of our assets (including our intellectual property assets), no assurance can be given that these holders of secured debt will not exercise their remedies under our outstanding secured notes and secured debentures. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code. As a result, our 2013 financial statements include an explanatory paragraph by our independent registered public accounting firm describing the substantial doubt as to our ability to continue as a going concern.

As of April 15, 2014, we were in default on $3,361,500 in principal amount of our convertible notes, in default on $770,003 of accrued interest relating to those notes and we have not paid $351,191 in payroll taxes.

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

We have a history of only nominal revenues, have incurred significant losses, expect continued losses and may take long time to achieve profitability. If we continue to incur losses, we may have to curtail our operations, which may prevent us from successfully deploying our electric drive systems, battery systems, renewable energy storage devices and electric vehicles as well as operating and expanding our business.

We have a history of only nominal revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of December 31, 2013, we had a stockholders’ deficiency of $11,152,909. For our years ended December 31, 2013 and 2012, we incurred net losses of $2,730,467 and $6,046,611, respectively. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully producing and selling our electric drive systems, lithium battery modules, flux vector motor controllers, and electric vehicles, renewable energy systems and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report questioning our ability to continue as a going concern.

Our independent auditors have issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the years ended December 31, 2013 and 2012 includes a paragraph that raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development and deployment of our heavy-duty electric vehicles, flux vector motor controllers, battery systems, renewable energy systems and electric drive systems. We urge potential investors to review this report before making a decision to invest in Balqon Corporation.

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

We are targeting a new and evolving market for heavy-duty electric vehicles and we cannot be certain that our business strategy will be successful

The market for heavy-duty electric vehicles is relatively new and rapidly changing. We cannot accurately predict the size of this market or its potential growth. Our products represent only one of the possible solutions for alternative fuel vehicles for container transportation and other material handling equipment applications. Use of electric vehicles for container transportation at terminals and/or other facilities has not been adopted as an industry standard and it may not be adopted on a broad scale. The new and evolving nature of the market that we intend to target makes an accurate evaluation of our business prospects and the formulation of a viable business strategy very difficult. Thus, our business strategy may be faulty or even obsolete and as a result, we may not properly plan for or address many obstacles to success, including the following:

—	the timing and necessity of substantial expenditures for the development, production and sale of our products;
—	the emergence of newer, more competitive technologies and products;
—	the future cost of batteries used in our systems;
—	applicable regulatory requirements;
—	the reluctance of potential customers to consider new technologies;
—	the failure to strategically position ourselves in relation to joint venture or strategic partners, and potential and actual competitors;
—	the failure of our products to satisfy the needs of the markets that we intend to target and the resulting lack of widespread or adequate acceptance of our products; and
—	the difficulties in managing rapid growth of operations and personnel.

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of April 15, 2014, we had 36,891,530 shares of common stock outstanding, most of which were restricted under the Securities Act of 1933, as amended, or Securities Act.  All 36,891,530 shares of outstanding common stock, were issued by us more than six months prior to that date and, therefore, can be sold without restriction subject to the limitations imposed by Rule 144 of the Securities Act (of these 36,891,530 shares of our common stock that have been held for more than six months, 10,921,660 shares of our common stock are held by non-affiliates).  As of April 15, 2014, we also had outstanding warrants that were exercisable for approximately 10,295,500 shares of common stock and convertible notes and convertible debentures convertible into an aggregate of 6,814,583 shares of our common stock.  Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

Our common stock is quoted on the OTC Pink® marketplace. The last reported sale price per share of our common stock on April 15, 2014, was $0.12. As a result, our common stock constitutes “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

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

For the year ended December 31, 2013, our management identified two material weaknesses in our internal controls over financial reporting and, therefore, determined that our internal controls over financial reporting were not adequate. While we are attempting to remedy the internal control weaknesses, we may not be able to adequate correct the issues, and other future material weaknesses in our internal controls may arise. If we are unable to remedy the internal control weaknesses, investors could lose confidence in our reported financial information and our company, which could result in a decline in the market price of our common stock, and cause us to fail to meet our reporting obligations in the future, which in turn could impact our ability to raise additional financing if needed in the future.

Item 1B.           Unresolved Staff Comments.

Not applicable.

Item 2.              Properties.

Our executive offices are located at 1420 240th Street, Harbor City, California 90710, where we occupy approximately 18,750 square feet of space. During the year ended December 31, 2013, we leased our Harbor City facility for $10,605 a month. We currently lease our Harbor City facility for $10,605 a month. During each of the years ended December 31, 2013 and 2012, we reported $139,986 and $160,995, respectively, in lease expenses.

We believe that our existing facilities are sufficient to meet our present and anticipated needs for the foreseeable future.

Item 3.              Legal Proceedings.

On September 21, 2012, T&K Logistics, Inc. filed a complaint, or Complaint, against us in the Superior Court of California, County of Los Angeles (Case No.: BC492619).  The Complaint relates to the lease agreement between us and T&K Logistics regarding our yard tractors.  The Complaint purports to state the following three counts against us: (i) breach of contract, (ii) specific performance, and (iii) negligent misrepresentation, and seeks compensatory damages of not less than $453,897.  On October 19, 2012, we filed an answer to the Complaint denying all allegations in the Complaint.  On that same date, we filed a cross-complaint against T&K Logistics for breach of contract and common count—goods and services rendered, which seeks damages in excess of $300,000. On September 10, 2013 a Settlement Agreement was reached between the two parties, where both parties agreed to terminate the Lease Agreement and equipment was returned to us. As of date of this report there are no further disputes between the parties.

On December 9, 2013 we reached a Settlement Agreement with Miranda and Associates under which we agreed to pay Miranda and Associates $235,000 is past due payments in monthly payments with total amount due payable by April 2016. The amount agreed upon also includes a 10% interest payment during the period in which balance is owed to Miranda and Associates.

Item 4.              Mine Safety Disclosure.

Not applicable.

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Common Stock and Holders

Shares of our common stock trade on the OTC Pink® marketplace under the symbol “BLQN.” Shares of our common stock began trading on the OTC Bulletin Board on November 20, 2008. The table below sets forth for the quarters indicated for the years ended December 31, 2012 and 2013, the reported high and low bid prices of our common stock as reported on the OTC Bulletin Board. The prices shown below reflect inter-dealer quotations without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2012
First Quarter (January 1 – March 31)	$0.65	$0.25
Second Quarter (April 1 – June 30)	$0.43	$0.42
Third Quarter (July 1 – September 30)	$0.48	$0.30
Fourth Quarter (October 1 – December 31)	$0.18	$0.15

Year Ending December 31, 2013
First Quarter	$0.18	$0.18
Second Quarter	$0.20	$0.20
Third Quarter	$0.20	$0.13
Fourth Quarter	$0.13	$0.06

As of April 15, 2014, we had 36,891,530 shares of common stock outstanding held of record by approximately 69 stockholders. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners. On April 15, 2014, the last reported sale price of our common stock on the OTC Pink® marketplace was $0.12 per share.

Dividend Policy

We did not declare any dividends on our common stock during 2013. We currently anticipate that we will not declare or pay cash dividends on our common stock in the foreseeable future. We will pay dividends on our common stock only if and when declared by our board of directors. The ability of our board of directors to declare a dividend is subject to restrictions imposed by Nevada and California law. Further, the terms of our outstanding senior secured convertible debentures include a restriction on our ability to pay dividends on our common stock. In determining whether to declare dividends, our board of directors will consider these restrictions as well as our financial condition, results of operations, working capital requirements, future prospects and other factors it considers relevant.

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

Recent Developments

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations only until approximately August 31, 2014 at the latest unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity. See “Risk Factors.”

We are in default on $3,361,500 in principal amount of our convertible notes and $770,003 in accrued interest on these notes. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code. See “Risk Factors.”

In April 2014, we received orders for two heavy duty electric drive systems from customers in Europe. Our drive and battery systems will be incorporated into electric yard tractors by our OEM partners in Europe and shipped to large retail warehousing customers. We believe these orders are result of our successful completion of a two year demonstration of an electric yard tractor at a large distribution facility in Belgium.

In March 2014, we completed development of 14 passenger battery powered airport Shuttle bus built on Ford E450 chassis. This is our first demonstration of a medium duty electric vehicle showcasing our inverter, charger and battery system technologies. During 2014, we anticipate increased sales in the medium duty truck and bus market in both domestic and international markets.

In March 2014, we delivered our first electric yard tractor to a large marine port in Turkey. Our model year 2014 electric yard tractor incorporates latest inverter and fast charging technologies developed during the past year. We believe our strategic relationship with OEM (Original Equipment Manufacturer) in Turkey combined with the demonstration of electric yard tractor will yield additional sales in the region during 2014.

In February 2014, we installed a 400 kWhr lithium battery storage system at a steel plant in the United States for energy saving application. This installation includes 80 Kw solar panel array that charges the batteries during the day which provides stored energy to the manufacturing plant during peak hours of operation. This project is a largest installation of our high capacity lithium battery system in a commercial application. We believe significant growth in use of solar energy in commercial applications to reduce energy costs combined with our deployment of large energy storage system will result in increased growth in sales of energy storage product line.

In January 2014, we signed Agreement with AQMD to deliver three on-road Class 8 lithium battery powered electric tractors for total amount of $925,000. Under this Agreement we are required to develop next generation of our Model MX30 with fast charging capability using DC (Direct Current) charger. We anticipate demonstration of DC charger will reduce charge time of our heavy duty vehicles from eight hours to two hours.

In October 2013, we received a purchase order to develop heavy duty plug-in hybrid refuse truck for a OEM in United States. During the first three months of 2014, significant portion of our engineering effort has been on completing the design and development of hybrid heavy duty vehicle that incorporates our proprietary inverter, charging and battery system technologies with a hybrid generator that increases range of our heavy duty vehicles. We believe, in the short term incorporation of hybrid technologies to increase range of our heavy duty vehicles will increase sales of our products.

Business Overview

We design, develop, manufacture and sell heavy duty electric vehicles, drive systems and lithium battery energy storage systems. We are the first company to introduce battery powered Class 8 off-road and on-highway vehicles in year 2007, since then we have introduced several medium and heavy duty high performance drive systems to global OEM’s in India, China and Europe. Since year 2011, we have also successfully diversified our business model by developing lithium battery storage technologies for renewable energy applications with products ranging in size from 10 kilo watt hour (kWhr) to 1 mega watt hr (mWhr) storage products.

The introduction of heavy duty and medium duty electric vehicles requires development of components and products that meets customers range and performance expectations, while maintaining cost competitiveness with existing fossil fuel powered vehicles. Our strategic relationship with lithium battery manufacturer and OEM’s of trucks and buses in China, India and Europe reduces our product costs when compared with other global electric vehicle manufacturers. We believe cost competitiveness with existing technologies in vehicle and energy storage applications is a key differentiator in the markets we serve.

Our introduction of world’s first Class 8 battery powered electric tractor, Model XE20 with capacity to tow 30 tons of loaded container resulted in development of proprietary flux vector inverter, battery management and charging technologies, which we use today as core technologies to market drive systems to OEM’s worldwide. In addition adapting these core technologies to energy storage products has provided us ability to address a growing market for renewable energy storage in domestic and international markets.

In addition to developing, manufacturing and selling our own line of heavy duty electric trucks and tractors, we have also provided services for the development and integration of our core electric vehicle technologies into products of other global manufacturers of buses, trucks and tractors. Since 2011, we have successfully integrated our core technologies into five vehicle platforms in India, China and Europe and believe successful launch of the products by our OEM customers will result in additional sales in 2014. In 2013 we launched several configurations of energy storage products for commercial and residential markets, applications of which include backup power, peak demand reduction and demand response.

We believe energy storage market is a significant growth opportunity for our core technologies and higher capacity lithium batteries. Our access to high capacity lithium batteries from our strategic partner provides us cost and performance advantage over other residential and commercial providers of energy storage products. In order to capitalize on this advantage we plan to invest further into developing new product solutions for energy storage markets

Our proprietary inverter technology and lithium battery packs has enabled us to deliver heavy duty electric tractor and electric drive trains at what we believe a lower cost per kilowatt-hour than our competitors. Our battery systems include our proprietary Battery Management System (BMS) and fast chargers that are capable of charging our vehicles in less than two hours. Design and development of reliable electric drive train for heavy duty vehicles has required extensive testing and innovation over the past five years. These innovations combined with over five years of field deployment experience of our technologies has resulted in an extensive know how and intellectual property that our OEM customers rely on for future product developments.

Our global strategy focuses on partnership with local vehicle manufacturers of fossil fuel vehicle to jointly design, develop and integrate our low cost drivtrain and battery systems into localized products. We believe our success in partnering with large OEM’s of trucks and buses in India, China and Europe is a result of: (i) Our long term field experience with our technologies (ii) Our ability to provide all systems, including drive train, battery and charger to OEM’s as a integrated electric vehicle solution (iii) Our ability to develop customized technologies and systems for local markets (iv) Our ability to continuously improve, innovate and incorporate new battery and drive train technologies to increase range and performance of resulting product platforms.

Our products include the following battery powered electric trucks and tractors: (i) the Nautilus XRE20, a heavy-duty electric yard tractor; (ii) the Nautilus MX30, a heavy-duty, Class 8 electric short-haul tractor; and (iii) the Mule M100, a heavy-duty, Class 8 electric inner city delivery truck. We also market and sell lithium battery cells and storage solutions under the brand name HIQAP™. We sell our trucks and tractors through a direct sales force and dealers, while our battery related products and accessories are marketed through our online store and retailers of energy storage products.

Critical Accounting Policies

Our financial statements have been prepared in accordance with Generally Accepted Accounting Principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues

We recognizes revenue from the sale of completed production units, parts and batteries when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment of our product or delivery of the product to the destination specified by the customer.

We determine whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when we places the products with the buyer’s carrier. We regularly review its customers’ financial positions to ensure that collectability is reasonably assured. Except for warranties, we have no post-sales obligations.

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

Derivative Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we used the Monte Carlo option pricing models to value the derivative instruments at inception and on subsequent valuation dates through June 30, 2012. We used the probability weighted average Black-Scholes-Merton models to value the derivative instruments for valuation dates after June 30, 2012. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Impairment of Long-Lived Assets

The FASB, has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured. Guidance of the FASB also provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. We periodically review, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there were no indicators of impairment of our long lived assets at December 31, 2012 or December 31, 2013.

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

Financial Condition and Results of Operations

Our total revenues decreased by $472,790, or 23%, to $1,627,737 for the year ended December 31, 2013 as compared to $2,100,526 for the year ended December 31, 2012. The decrease in revenues was a result of lower sales of electric yard tractors when compared to the prior year. Gross profit during 2013 was $117,883, which represents an increase of $1,484,452, or 109%, as compared to 2012. There was no write-down of non recoverable inventories for 2013 as compared to 2012, which included the markdown of $996,214 of non-recoverable inventories. We reported a net loss of $2,730,467 for 2013 as compared to a net loss of $6,046,611 for 2012, a decrease of $3,416,144. Losses from operations as a percentage of sales during 2013 were 110%, as compared to losses from operations as a percentage of sales of 206% during 2012. The decreases in losses from operation during 2013 are attributable to decreases in general and administrative expenses of $697,635 as well as a decrease in research and development costs of $163,429. A $229,320 loss on the change in the fair value of the derivative liability was realized during 2013 as compared to a $795,091 gain on the change in the fair value of the derivative liability was realized during 2012. The decrease of $1,141,391 in interest expense during 2013 was partly due to the decrease in amortization of the beneficial conversion feature interest cost incurred on our convertible notes and warrants.

Our product mix during 2013 changed from our product mix during 2012. We attribute this change to our increased focus on battery and energy storage system sales. Sales of our battery and energy storage systems accounts for 87% of our total sales during 2013 as compared to 32% of total sales during 2012. Sales of our controllers and electric drive systems accounted for 6% of our total sales during 2013 as compared to 21% of total sales 2012. Sales of battery systems and chargers accounted for 6% of our total sales during 2013 as compared to 15% in 2012. During 2013, our sales of vehicles and parts accounted for 1% of our total sales, while during 2012, our sales of vehicles and parts accounted for 31% of total sales.

As of December 31, 2013, we had a working capital deficit of $11,187,056, an accumulated deficit of $31,172,183 and reported a net loss for the year ended December 31, 2013 of $2,730,467. Our plans for correcting these deficiencies include the future sales of our products and technologies and the raising of capital, which we expect will help provide us with the liquidity necessary to meet operating expenses. Over the longer-term, we plan to achieve profitability through the sale of our drive systems, electric vehicles, lithium batteries and energy storage systems.

As of April 15, 2014, we had a backlog of $2,654,865. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report, 62% of our backlog consists of vehicles, 19% consists of batteries, 10% consists of controllers, 8% consists of a drive system, and the remaining 1% consists of chargers and accessories. As of the date of this report, 88% of our backlog consists of U.S. customers, while 12% of our backlog consists of international customers. Our backlog reflects a $925,000 AQMD agreement awarded to us in January 2014.

We anticipate that our future sales will be more diversified than in previous years. We believe future sales will reflect our focus on energy storage systems and drive systems to OEMs. We believe our strategic relationships with OEMs in Europe and Asia will result in additional sales for our electric drive systems.

The tables presented below, which compare our results of operations for 2013 and 2012, presents the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenues.
	Year Ended December 31,		Dollar Variance	Percentage Variance		Results as a Percentage of Net Revenues for the Years Ended December 31,
	2013	2012	Favorable (Unfavorable)	Favorable (Unfavorable)		2013		2012
Net revenues	$1,627,737	$2,100,526	$(472,790)	(23%	)	100%		100%
Cost of revenues	1,509,854	2,470,881	961,027	39%		93%		118%
Write down of inventory	–	996,214	996,214	100%		0%		47%
Gross profit (loss)	117,883	(1,366,569)	1,484,452	109%		7%		(65%	)
General & administrative expenses	1,799,712	2,497,347	697,635	28%		111%		119%
Research & development	95,363	258,792	163,429	63%		6%		12%
Depreciation & amortization	14,367	29,706	15,339	52%		1%		1%
Financing costs	–	(671,809)	671,809	100%		0%		(32%	)
Change in derivative liability	(229,320)	795,091	(1,024,411)	(129%	)	14%		38%
Impairment Loss	–	166,500	166,500	100%		0%		8%
Interest expense	709,588	1,850,979	1,141,391	61%		44%		88%
Net Loss	$(2,730,467)	$(6,046,611)	$3,316,144	55%		(168%	)	(288%	)

Net Revenues. Our net revenues in 2013 decreased by $472,790, or 23%, to $1,627,737 as compared to $2,100,526 for 2012. The decrease in net revenues was mainly attributable to slowdown in vehicle sales caused due to lack of federal government incentives and lack of working capital to promote new products related to energy storage systems.

Write-down of non-recoverable inventories. There was no write-down of non-recoverable inventories in 2013. The write-down of non-recoverable inventories of $996,214 in 2012 is attributable to the write-down charges of $257,214 attributable to inventory and $739,000 attributable to the equipment inventory held for lease by customer under an agreement with T&K Logistics. During the fourth quarter of 2012, we determined these assets were non-recoverable and recorded the corresponding write-down of non-recoverable inventories.

Gross Profit. Gross profit during 2013 was $117,183, up $1,484,452, or 109%, from 2012. Our gross profit was mainly attributable to no write-down of non recoverable inventories being recorded in 2013 as compared to the write-down of $996,214 of non-recoverable inventories recorded in 2012.

General & Administrative Expenses. General and administrative expenses decreased by $697,635, or 28%, in 2013 as compared to 2012. In 2013, the slowdown in domestic sales required us to restructure our organization to reduce these expenses. This decrease is attributable to a $93,285 decrease in legal expenses, a $238,782 decrease in unapplied overhead, a decrease of $39,831 in consulting fees and a $325,737 net decrease in other general and administrative expenses.

Our general and administrative expenses are expected to be lower as a percentage of net revenues as we increase our net revenues. We expect that our continued restructuring of our general and administrative expenses combined with diversified growth of electric vehicles and energy storage systems, is expected to reduce our general and administrative costs as a percentage of net revenues.

Research & Development Expenses. Our research and development expenses for 2013 and 2012 were $95,363 and $258,792, respectively. The decrease in research and development expenses of $163,429 in 2013 is primarily attributable to a decrease of $160,992 in salaries for personnel in our research and development department.

Depreciation and Amortization. During 2013 our depreciation and amortization expenses decreased by $15,339, which is largely due to reduced expenditure in the purchase of new equipment, computer and software.

Private Placement Costs. During 2013, we did not incur any private placement costs as compared to the $671,809 costs incurred relating to the issuance of certain of our convertible notes and warrants.

Change in derivative liability. At December 31, 2013, the fair value of our derivatives increased by $229,320 resulting in a loss on the change in fair value of the derivative liability. This change in derivative liability is a non-cash benefit reported on the statements of operations. At December 31, 2012, the fair value of our derivatives decreased by $795,091 resulting in a gain on the change in fair value of the derivative liability. During 2012, we incurred non-cash costs of $966,279 relating to a derivative liability created upon issuance of certain of our convertible notes and warrants.

Impairment Loss. No impairment loss was recorded in 2013. During the year ended December 31, 2012, we incurred an impairment loss of goodwill of $166,500.

Interest Expenses. The decrease of $1,141,391 in interest expense during 2013 was partly due to the decrease in amortization of the beneficial conversion feature interest cost incurred on our convertible notes and warrants.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations until August 31, 2014, at the latest unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity. We are in default on $3,361,500 in principal amount of our convertible notes and in default on $770,003 of accrued interest on these notes. We are also delinquent on $351,191 of payroll taxes. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code. See “Risk Factors.”

For the year ended December 31, 2013, we recorded a net loss of $2,730,467. During 2013, we funded our operations from cash provided from operations, and use of proceeds from sale of batteries consigned to us by SOL, a related party, and an increase of $319,611 in customer advances to fund working capital needs. As of December 31, 2013, we had a working capital deficiency of $11,187,056 as compared to a working capital deficiency of $8,813,025 at December 31, 2012. At December 31, 2013 and 2012 we had an accumulated deficit of $31,172,183 and $28,441,716, respectively, and cash and cash equivalents of $21,573 and $33,869, respectively.

During 2009, under the terms of the City of Los Angeles Agreement, we requested and were issued an advance payment in the amount of $1,159,601 from the City of Los Angeles. During June 2012, we billed $630,000 to the City of Los Angeles to upgrade six of the electric trucks previously delivered to from lead acid batteries to lithium ion batteries. This billed amount was applied as a reduction of the advance payment leaving an unpaid balance of $529,601 on this advance. Our agreement with City of Los Angeles has been terminated, to the extent that we do not receive additional purchases from City of Los Angeles for the remaining balance due, we may be required to return the unpaid balance to City of Los Angeles. We anticipate selling additional products and services during the next 12 months to reduce the unpaid balance

Our available capital resources at December 31, 2013 consisted primarily of approximately $21,573 in cash and cash equivalents. We expect that our future available capital resources will consist primarily of cash on hand, sale of consigned batteries, cash generated from operations, if any, and future debt and/or equity financings, if any.

Cash used in operating activities in 2013 was $12,296 compared to $93,778 in 2012. For 2013, cash used in operating activities included a net loss of $2,730,467, amortization of note discount of $280,654 and a reduction in the fair value of derivative liabilities of $229,320. Material changes in asset and liabilities at December 31, 2013 as compared to December 31, 2012 that affected these results include:

•	an increase in accounts receivable of $53,586;
•	an increase in inventory of $10,193;
•	a net increase in accounts payable and accrued expenses of $1,610,505 of which $1,060,548 was an increase in related party accounts payable and $228,053 was an increase in accrued salary to our CEO, Mr. Samra;
•	an increase of $319,611 in customer deposits.

Cash provided by financing activities totaled none for 2013 as compared to $94,984 for 2012.

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

We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment. We presently have 8 employees on a full-time basis and expect to hire additional personnel pursuant to meet our current operational plan for 2014.

Although, we expect sale of consigned batteries and completion and delivery of the products in our backlog will provide us with additional liquidity and capital resources, we believe that we will need additional liquidity and capital resources through debt and/or equity financing to complete our entire existing and anticipated future product backlog.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm, in its report on our 2013 financial statements, has raised substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. We have been, and currently are, working towards identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict the our flexibility. At a minimum, we expect these covenants to include restrictions on our ability to pay dividends on our common stock. Any failure to comply with these covenants would have a material adverse effect on our business, prospects, financial condition, results of operations and cash flows.   In addition, our senior secured convertible debentures issued between July and December 2010 contains covenants that include restrictions on our ability to pay dividends on our common stock.

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

Backlog

As of April 15, 2014, we had a backlog of $2,654,865. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report, 62% of our backlog consists of vehicles, 19% consists of batteries, 10% consists of controllers, 8% consists of a drive system, and the remaining 1% consists of chargers and accessories. As of the date of this report, 88% of our backlog consists of U.S. customers, while 12% of our backlog consists of international customers. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

In 2012 and 2013 we made significant investments in developing new products with our OEM partners and diversifying our market strategy to participate in the lithium battery and energy storage system markets. We believe our strategy reduces our growth risk and provides us with additional flexibility during economic downturns and positions us for a more sustainable growth in the future. We rely on our OEM partners to market completed products in the regions assigned, with three of our four OEM partners completing prototypes during 2012 provides us with a better opportunity to sell additional electric drive systems during 2013. In domestic markets, we believe that increased restrictions on diesel trucks combined with government incentives for heavy-duty tractors may contribute to higher sales for our heavy-duty trucks and tractors. In the lithium battery market segment, we believe we have a significant cost advantage over our competitors. Although our competitors are substantially larger than us, we believe our low cost and technical support capabilities provide us an advantage in this growth market.

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

Item 9A.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2013 that our disclosure controls and procedures were not effective at the reasonable assurance level due to material weakness described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of management’s assessment and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2013 our internal control over financial reporting were not effective and identified the following material weakness in our internal control over financial reporting as of December 31, 2013:

(a)	We did not have qualified personnel to design and manage period-end financial reporting processes. Furthermore, we do not have a formalized and consistent finance and accounting policies and procedures and our Chief Financial Officer does not have the requisite U.S. GAAP experience to prepare financial statements in accordance with U.S. GAAP.

The foregoing material weakness contributed to a delay in the filing of our and annual financial statements to the SEC. In addition, these material weaknesses could result in misstatements of our consolidated financial statement accounts and disclosures which would result in a material misstatement of future annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

As a result of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria established in the Internal Control — Integrated Framework issued by the COSO.

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

Management's Further Remediation Initiatives and Interim Measures

In response to the identified material weaknesses, we have dedicated significant resources to improve our control environment. Management believes that actions taken beginning in December 2012, along with other improvements not yet fully implemented, will address the material weaknesses in the Company’s internal control over financial reporting noted above. Our management plans to continue to review and make changes to the overall design of its control environment, including the roles and responsibilities within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, we have implemented, or plan to implement, the measures described below to remediate the material weakness described above.

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

We expect that these improvements and procedures will be substantially implemented by December 31, 2014 and we intend to continue to monitor the effectiveness of these actions and will make changes that management determines are appropriate.

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

Item 9B.           Other Information.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The names, ages and positions held by our directors and executive officers as of April 15, 2014 and their business experience are as follows:

Name	Age	Positions Held
Winston Chung	55	Chairman of the Board and Director
Balwinder Samra(1)	52	President, Chief Executive Officer, Chief Financial Officer, Vice Chairman of the Board and Director
Erik Rolland	52	Director
Henry Velasquez(1)	37	Vice President Engineering and Director

____________

(1)	Member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

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

Winston Chung was appointed as our Chairman of the Board and a director on December 14, 2011. Mr. Chung is the inventor of the lithium iron phosphate battery and the founder of WGE, a China based company engaged in the manufacturing and sales of energy storage solutions and lithium batteries. Mr. Chung also serves as Director and Chief Scientist for the People’s Republic of China’s National 863 Lithium Battery Research and Development Center.  In 1982, Mr. Chung invented the world’s first maintenance-free lead acid battery. In 1989, Mr. Chung invented the world’s first plastic lithium-ion rechargeable battery.  In 1995, he invented the waterborne adhesive lithium-ion rechargeable battery. In 2001, he applied the principles of human life, imitating bionics theory to successfully develop the world’s first rare-earth element lithium yttrium rechargeable battery.  In 2003, Mr. Chung developed the rare earth lithium sulfur rechargeable battery.  Mr. Chung remains committed to expanding clean energy research and product development.  Mr. Chung’s extensive experience in the clean energy industry and his expertise in developing and manufacturing clean energy products make him uniquely qualified to serve as a director and the Chairman of our Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities, or reporting persons, to file initial reports of ownership and reports of changes in ownership of our common stock and other equity securities with the SEC. The reporting persons are required by the SEC regulations to furnish us with copies of all reports that they file.  Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during the year ended December 31, 2013 and Forms 5 and amendments thereto furnished us with respect to the year ended December 31, 2013, and written representations that no Form 5 is required, no person that was a reporting person during the year ended December 31, 2013, failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2013 or prior fiscal years, except that (i) Mr. Balwinder Samra failed to timely file one Form 4 reporting one transaction for 50,000 shares used to pay Balqon Corporation debt to a consulting firm, (ii) Mr. Balwinder Samra failed to file two Form 4s, each reporting a single transaction, for 40,000 shares and 120,000 shares used to pay Balqon Corporation debt to a consulting firm, (iii) Seven One Limited failed to file one Form 4 reporting one transaction and (iv) none of our reporting persons has filed a Form 5 for the fiscal year ended December 31, 2013 and we have not received a written representation from any of our reporting persons stating that no Form 5 is required.

Composition of the Board of Directors

Our board of directors has responsibility for our overall corporate governance and meets regularly throughout the year. Our Articles of Incorporation provide that our board of directors will be divided as equally as possible into three classes. Our bylaws provide that our board of directors may fix the exact number of directors between one and fifteen. Our board of directors has fixed the number of directors at four. At each annual meeting of our stockholders, directors are to be elected for a term of three years to succeed those directors whose terms expire on that annual meeting date and our directors hold office until the third succeeding annual meeting of stockholders, until their successors are elected or until their earlier death, resignation or removal. The term of our Class I director was set to expire at our 2010 annual meeting of stockholders, however, we did not hold an annual meeting of stockholders during 2012. As a result, Mr. Chung, our Class I director, will hold office until our next annual meeting, until his successors is elected or until his earlier death, resignation or removal. The term of our Class II director was set to expire at our 2011 annual meeting of stockholders, however, we did not hold an annual meeting of stockholders during 2012 or 2013. As a result, Mr. Velasquez, our Class II director will hold office until our next annual meeting of stockholders, until his successor is elected or until his earlier death, resignation or removal. Mr. Balwinder Samra and Dr. Erik Rolland are Class III directors whose terms were set to expire at our 2013 annual meeting of stockholders; however we did not hold an annual meeting of stockholders during 2012. As a result, Mr. Samra and Dr. Rolland will hold office until our next annual meeting of stockholders, until their respective successors are elected or until their earlier death, resignation or removal.

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

Our board of directors has adopted a Code of Ethics and Corporate Conduct that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers, or Codes of Ethics. The Code of Ethics, as applied to our principal executive officer, principal financial officer and principal accounting officer constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002. Our Codes of Ethics are available on our Internet website, located at http://www.balqon.com/about-us/corporate-governance /.

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

Our board of directors did not hold any formal meetings during 2013. Members of our board of directors and its committees consulted informally with management from time to time and acted at various times by written consent without a meeting during 2013.

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

Director Compensation Table – 2013

The following table summarizes for the year ended December 31, 2013, the compensation awarded to or paid to, or earned by, Winston Chung and Dr. Erik Rolland, the members of our board of directors who are not named executive officers.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Winston Chung	$6,000	–	–	$6,000
Erik Rolland	$12,000	–	–	$12,000

Compensation of Executive Officers

Summary Compensation Table

The following table provides information concerning the compensation for the individual who served as our principal executive officer during the year ended December 31, 2013 and our two highest paid executive officers who were serving as an executive officer on December 31, 2013. These three individuals are collectively referred to in this report as the “named executive officers.”

Name and Principal Position	Year	Salary ($)		Total ($)
Balwinder Samra	2012	300,000	(1)	300,000
President and Chief Executive Officer	2013	300,000	(2)	300,000

Henry Velasquez	2012	175,000		175,000
Vice President Engineering and Director	2013	175,000		175,000

(1)	As of December 31, 2012, Mr. Samra was owed the entire $300,000 he earned in 2012 under the terms of his employment agreement. As of December 31, 2012, he was owed an aggregate of $576,414 in accrued salaries.
(2)	As of December 31, 2013, Mr. Samra was owed the entire $300,000 he earned in 2013 under the terms of his employment agreement. As of December 31, 2013, Mr. Samra was owed an aggregate of $804,467 in accrued salaries.

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

Outstanding Equity Awards At Fiscal Year-End – 2013

None.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholder Table

The following table sets forth information with respect to the beneficial ownership of our voting stock as of April 15, 2014, the date of the table, by:

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

_______________

*	Less than 1%.

(1)	Includes 8,062,500 shares of common stock underlying warrants. These securities are held by SOL. Winston Chung, Chairman of our Board of Directors, has the power to vote and dispose of the securities held by SOL, as its Chairman of Board of Directors.
(2)	Includes 8,062,500 shares of common stock underlying warrants.

Equity Compensation Plan Information - 2013

The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2013.

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

Share Reserve

Initially, 7,500,000 shares of common stock are authorized for issuance under the 2008 Plan. The 2008 Plan was adopted by our board of directors on October 24, 2008 and approved by our stockholders on October 23, 2009. As April 14, 2014, no options to purchase shares of common stock were issued and outstanding under the 2008 Plan. No participant in the 2008 Plan may be granted equity awards for more than 5,000,000 shares of common stock per calendar year. This share-limitation is intended to assure that any deductions to which we would otherwise be entitled, either upon the exercise of stock options or stock appreciation rights granted under the Discretionary Grant Program with an exercise price per share equal to the fair market value per share of our common stock on the grant date or upon the subsequent sale of the shares purchased under those options, will not be subject to the $1.0 million limitation on the income tax deductibility of compensation paid per covered executive officer imposed under Internal Revenue Code Section 162(m). In addition, shares issued under the Stock Issuance Program may qualify as performance-based compensation that is not subject to the Internal Revenue Code Section 162(m) limitation, if the issuance of those shares is approved by the Compensation Committee and the vesting is tied solely to the attainment of the corporate performance milestones discussed below in the summary description of that program.

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

On December 14, 2010, we also entered into the Distribution Agreement with SOL. Under the Distribution Agreement, as amended to date, we have been appointed as the exclusive authorized distributor for the promotion, marketing and sale of lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company in the United States. In consideration of our appointment as the exclusive distributor under the Distribution Agreement, we issued to SOL 1,375,000 shares of our common stock and a five-year warrant to purchase up to 1,500,000 shares of our common stock at an exercise price of $1.50 per share. In January 2011, based on the terms of the Distribution Agreement, we received 3564 battery units valued at $2,629,800 on a consignment basis. During the year ended December 31, 2013, we sold 973 units of these batteries with a cost of $750,700. As of April 15, 2014, we held the remaining 326 units valued at $326,000 on a consignment basis.

During the year ended December 31, 2012, we purchased $1,781,770 of products from Winston Battery and SOL. During the year ended December 31, 2013, we purchased $1,072,600 of products from Winston Battery and SOL. As of December 31, 2013, we had accounts payable of $2,700,250 to these related parties.

On October 2, 2011, Mr. Winston Chung made an advance of $500,000 to us.  The amounts due was unsecured and non-interest bearing.  Effective March 31, 2012, Mr. Chung exercised 1,250,000 of warrants held by SOL. Mr. Chung agreed to apply the $500,000 owed to Mr. Chung in connection with the advance against the exercise price.  In consideration of converting the $500,000 unsecured loan owed by us to Mr. Chung into shares of our common stock, we agreed to reduce the exercise price of the warrants being exercised from $0.64 to $0.40.  In connection with the conversion of the unsecured loan, we also agreed to cancel the remaining 6,562,500 warrants held by SOL at an exercise price of $0.64 and issue 6,562,500 new warrants at an exercise price of $0.40.  The newly issued warrants will expire on the original expiration date of December 14, 2015.

Balwinder Samra

Mr. Balwinder Samra, our Chief Executive Officer, has made advances of $5,018 to us in prior years.  The amounts due to Mr. Samra are unsecured, non-interest bearing, and do not have defined terms of repayment.

As of December 31, 2013, Mr. Samra was owed the entire $300,000 he earned in 2013 under the terms of his employment agreement. As of December 31, 2013, Mr. Samra was owed an aggregate of $804,467 in accrued salaries.

In 2013 and 2012, Mr. Samra transferred an aggregate of 235,880 and 210,000 shares, respectively, of our common stock owned by him to certain service providers in consideration for consulting services provided to us.

In 2013, Mr. Samra transferred an aggregate of 1,500,000 shares of individually owned stock to extend the foreclosure date by six months between Lego battery and the Company. The Company recorded the fair value of these shares of $300,000 as a cost and as contribution to capital.

Item 14.            Principal Accounting Fees and Services.

Weinberg & Company, P.A.

The following table presents the aggregate fees billed to us for professional audit services rendered by Weinberg & Company, P.A., or Weinberg, for the years ended December 31, 2013 and 2012, respectively. We appointed Weinberg as our independent registered public accounting firm on October 24, 2008.

	2013	2012
Audit Fees	$78,620	$96,373
Audit-Related Fees	–	7,230
Tax Fees	–	–
All Other Fees	–	–
Total	$78,620	$103,603

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

Our Audit Committee is responsible for approving all audit, audit-related, tax and other services. The Audit Committee pre-approves all auditing services and permitted non-audit services, including all fees and terms to be performed for us by our independent registered public accounting firm at the beginning of the fiscal year. Non-audit services are reviewed and pre-approved by project at the beginning of the fiscal year. Any additional non-audit services contemplated by us after the beginning of the fiscal year are submitted to the Audit Committee chairman for pre-approval prior to engaging the independent auditor for such services. These interim pre-approvals are reviewed with the full Audit Committee at its next meeting for ratification. During 2013, all services performed by Weinberg were pre-approved by our Audit Committee in accordance with these policies and applicable SEC regulations.

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

_________________

(*)	Filed herewith.
(%)	The schedules to the agreement have not been filed.
(#)	Management contract or compensatory plan, contract or arrangement.
(##)	The rights and obligations of Balqon California under this agreement were assumed by the Registrant in connection with the Merger Transaction.
74

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

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Balqon Corporation

Harbor City, California

We have audited the accompanying balance sheets of Balqon Corporation (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 15, 2014

BALQON CORPORATION
BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$21,573	$33,869
Accounts receivable, trade, net of allowance for doubtful accounts of $199,300 and $199,300 respectively	74,825	21,239
Inventories	276,202	266,009
Prepaid expenses	110,763	52,615
Total current assets	483,363	373,732
Property and equipment, net	19,747	29,223
Other assets:
Deposits	14,400	14,400
Total assets	$517,510	$417,355

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$2,207,731	$1,885,826
Accounts payable to related parties	2,700,250	1,639,702
Customer deposits	1,163,470	843,860
Payroll taxes payable	351,191	307,619
Accrued expenses to officer	804,467	576,414
Advances from shareholders	5,018	5,018
Derivative liability	1,076,792	847,472
Convertible notes, net of discount – in default	3,361,500	3,080,846
Total current liabilities	11,670,419	9,186,757

SHAREHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,891,530 shares issued and outstanding as of December 31, 2013 and 2012, respectively	36,891	36,891
Additional paid in capital	19,982,383	19,635,423
Accumulated deficit	(31,172,183)	(28,441,716)
Total shareholders’ deficiency	(11,152,909)	(8,769,402)

Total liabilities and shareholders’ deficiency	$517,510	$417,355

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012
REVENUES	1,627,737	2,100,526

COST OF REVENUES (including $1,193,992 and $1,675,504 paid to a related entity)	1,509,854	2,470,881

WRITE DOWN OF INVENTORY	–	996,214

GROSS PROFIT (LOSS)	117,883	(1,366,569)

OPERATING EXPENSES

General and administrative	1,799,712	2,497,347

Research and development	95,363	258,792

Depreciation and amortization	14,367	29,706

Impairment loss on goodwill	–	166,500

Total operating expenses	1,909,442	2,952,345

LOSS FROM OPERATIONS	(1,791,559)	(4,318,914)

Financing costs to related entity	–	(671,809)

Change in fair value of derivative liabilities	(229,320)	795,091

Interest expense	(709,588)	(1,850,979)

NET LOSS	$(2,730,467)	$(6,046,611)

Net loss per share – basic and diluted	$(0.07)	$(0.17)

Weighted average shares outstanding, basic and diluted	36,891,530	36,580,558

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF SHAREHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock, $0.001 Par Value		Additional Paid in	Accumulated
	Number	Amount	Capital	Deficit	Total

Balances, January 1, 2012	35,641,530	$35,641	$18,283,624	$(22,395,105)	$(4,075,840)

Cost to induce exercise of warrants by related party	–	–	671,809	–	671,809

Fair value of warrants issued with convertible notes	–	–	109,140	–	109,140

Common stock issued upon conversion of shareholder loan	1,250,000	1,250	498,750	–	500,000

Fair value of common stock transferred by shareholder to settle company debts	–	–	72,100	–	72,100

Net loss	–	–	–	(6,046,611)	(6,046,611)

Balances, December 31, 2012	36,891,530	36,891	19,635,423	(28,441,716)	(8,769,402)

Fair value of common stock transferred by shareholder to settle company debts	–	–	346,960	–	346,960

Net loss	–	–	–	(2,730,467)	(2,730,467)

Balances, December 31, 2013	36,891,530	$36,891	$19,982,383	$(31,172,183)	$(11,152,909)

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:

Net loss	$(2,730,467)	$(6,046,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,476	29,706
Fair value of warrants issued upon conversion of common stock	–	671,809
Fair value of common stock transferred by shareholder to settle company debts	346,960	72,100
Change in fair value of derivative liability	229,320	(795,091)
Write down of non-recoverable inventory	–	996,214
Loss on goodwill impairment	–	166,500
Amortization of note discount	280,654	1,519,605
Changes in operating assets and liabilities:
Accounts receivable	(53,586)	788,089
Inventories	(10,193)	542,372
Prepaid expenses	(58,148)	2,395
Accounts payable and accrued expenses	1,610,506	2,225,043
Payroll taxes payable	43,572	307,619
Customer advances	319,610	(573,528)
Net cash used in operating activities	(12,296)	(93,778)

Cash flows from investing activities:
Acquisition of furniture, equipment and software	–	–
Net cash used in investing activities	–	–

Cash flows from financing activities:
Bank overdraft	–	(11,785)
Net repayment of bank loan	–	(233,231)
Proceeds from issuance of convertible notes, net	–	340,000
Net cash provided by financing activities	–	94,984

Increase (decrease) in cash and cash equivalents	(12,296)	1,206
Cash and cash equivalents, beginning of year	33,869	32,663
Cash and cash equivalents, end of year	$21,573	$33,869

Supplemental cash flow information:
Interest Paid	$–	$–
Income taxes Paid	$–	$–

	2013	2012
Supplemental non cash financing and investing activities:
Fair value of derivative liability related to beneficial conversion feature and warrants issued in connection with exchange of unsecured convertible notes	$–	$829,429
Fair value of derivative liability related to beneficial conversion feature in connection with secured convertible notes	$–	$136,850
Conversion of shareholder loan to common stock	$–	$500,000
Fair value of warrants issued with convertible notes	$–	$109,140

The accompanying notes are an integral part of these financial statements.

BALQON CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2013, the Company recorded a net loss of $2,730,467 and utilized cash in operations of $12,296. As of December 31, 2013, the Company had a working capital deficit of $11,187,056 and a shareholders’ deficiency of $11,152,909. In addition, the Company has not paid $351,191 in payroll taxes and is delinquent in payment of $3,361,500 in principal of its convertible notes and $770,003 of interest due on convertible notes payable. Pursuant to the terms of the notes, the non-payment of principal and interest by the Company constitutes an event of default and, as a result, the holders of the notes may accelerate payment of all amounts outstanding under the notes by giving written notice to the Company and thereby requiring that the Company immediately pay all principal and accrued and unpaid interest. If the holders of the notes were to declare the notes due and payable, the Company presently does not have the ability to pay these notes. In addition, as of December 31, 2013, $2,006,500 of the notes are secured under the terms of a security agreement granting the holders of the notes a security interest in all of the Company’s assets (including all intellectual property assets of the Company) subject to the interests of the holders of senior indebtedness (as that term is defined in the notes).

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

The Company does not currently have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs in the very near-term. The Company believes that it has sufficient working capital to continue operations only until approximately August 15, 2014 at the latest unless it successfully restructures its debt, experiences a significant improvement in sales and obtains other sources of liquidity. In addition, although various secured creditors holding approximately $2,006,500 in secured convertible notes and secured debentures have not exercised their rights to foreclose on all of the Company’s assets (including its intellectual property assets), no assurance can be given that these holders of secured debt will not exercise their remedies under the Company’s outstanding secured notes and secured debentures.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Material estimates relate to estimates of reserves for accounts receivable, inventory reserves, recoverability of reported amounts of long-lived assets and estimates for valuing equity instruments issued for financing or services. Actual results may differ from those estimates.

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

Product Warranties

The Company provides limited warranties for parts and labor at no cost to its customers within a specified time period after the sale. The Company estimates the actual historical warranty claims coupled with an analysis of unfulfilled claims at the balance sheet date. As of December 31, 2013 and 2012, the Company had no warranty reserve nor did the Company incur warranty expenses during the years ended December 31, 2013 or 2012.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

Trade receivables are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The Company uses the allowance method to account for uncollectible trade receivable balances. Under the allowance method, if needed, an estimate of uncollectible customer balances is made based upon specific account balances that are considered uncollectible. Factors used to establish an allowance include the credit quality and payment history of the customer. As of December 31, 2013 and December 31, 2012, management provided an allowance for doubtful accounts of $199,300 and $199,300 respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Inventories at December 31, 2013 and 2012 consist principally of raw materials. During the year ended December 31, 2012, the Company performed an assessment of its inventory and determined an impairment charge of $257,214 was necessary to reduce such inventories to their net realizable value. No such inventory impairment charge was required at December 31, 2013. Recorded inventories at December 31, 2013 and 2012 do not include approximately $326,000 and $1,076,700 of batteries and other items held on consignment from Seven One Battery Company, an affiliate of the Company’s Chairman of the Board. (See Note 10)

Property and Equipment

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

Management tests goodwill for impairment at the reporting unit level. The Company has only one reporting unit. At the time of goodwill impairment testing, management determines fair value through the use of a discounted cash flow valuation model incorporating discount rates commensurate with the risks involved with its reporting unit. If the calculated fair value is less than the current carrying value, impairment of the Company may exist. The use of a discounted cash flow valuation model to determine estimated fair value is common practice in impairment testing in the absence of available domestic and international transactional market evidence to determine the fair value. The key assumptions used in the discounted cash flow valuation model for impairment testing include discount rates, growth rates, cash flow projections and terminal value rates. Discount rates are set by using the Weighted Average Cost of Capital (“WACC”) methodology. The WACC methodology considers market and industry data as well as Company-specific risk factors for each reporting unit in determining the appropriate discount rates to be used. The discount rate utilized is indicative of the return an investor would expect to receive for investing in such a business. Operational management, considering industry and Company-specific historical and projected data, develops growth rates and cash flow projections for the Company. Terminal value rate determination follows common methodology of capturing the present value of perpetual cash flow estimates beyond the last projected period assuming a constant WACC and low long-term growth rates. As an indicator that each reporting unit has been valued appropriately through the use of the discounted cash flow valuation model, the aggregate fair value of all reporting units is reconciled to the total market capitalization of the Company. The discounted cash flow valuation methodology and calculations was used in the 2012 impairment testing.

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

Impairment of Long-Lived Assets

The Financial Accounting Standards Board (“FASB”) has established guidelines regarding when impairment losses on long-lived assets, which include property and equipment, should be recognized and how impairment losses should be measured. The guidelines also provide a single accounting model for long-lived assets to be disposed of and significantly change the criteria that would have to be met to classify an asset as held-for-sale. The Company periodically reviews, at least annually, such assets for possible impairment and expected losses. If any losses are determined to exist they are recorded in the period when such impairment is determined. Based upon management’s assessment, there were no indicators of impairment of the Company’s long lived assets during the years ended December 31, 2013 and 2012.

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

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common stock equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes.  For the years ended December 31, 2013 and 2012, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

The following table summarizes the weighted average shares and common stock equivalents outstanding as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Weighted average shares outstanding	36,891,530	36,580,558
Common stock equivalents:
Options exercisable into common shares	–	–
Warrants exercisable into common shares	10,295,500	10,295,500
Notes payable convertible into common shares	6,814,583	6,814,583
Total, common stock equivalents	17,110,083	17,110,083

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

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s balance sheets on a recurring basis and their level within the fair value hierarchy as of December 31, 2013 and 2012.

December 31, 2013	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$1,076,792	$1,076,792

December 31, 2012	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$847,472	$847,472

Derivative Financial Instruments

The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used the Monte Carlo option pricing models to value the derivative instruments at inception and on subsequent valuation dates through June 30, 2012. The Company used the probability weighted average Black-Scholes-Merton models to value the derivative instruments for valuation dates after June 30, 2012. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured accounts receivable.

The Company maintains cash balances at one bank. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institution that holds the Company’s cash is financially sound and, accordingly, minimal credit risk exists. As of December 31, 2013 and December 31, 2012 the Company did not have any amount in excess of insured limits maintained at the bank.

For the year ended December 31, 2013, 21%, 15% and 14% of revenues were from three customers. For the year ended December 31, 2012, 30% of total revenues were from one customer. At December 31, 2013, a single customer represented 69% of total accounts receivable balances. Accounts receivable from a single customer represented 60% of total accounts receivable as of December 31, 2012.

For the year ended December 31, 2013, 79% of costs of revenue were to one vendor. At December 31, 2013, accounts payable to the vendor represented 61% of total accounts payable balances. The vendor is a related party. (See Note 10)

For the year ended December 31, 2012, 68% of costs of revenue were to one vendor. At December 31, 2012, accounts payable to the vendor represented 53% of total accounts payable balances. The vendor is a related party. (See Note 10)

Research and Development Costs

The Company accounts for research and development costs by expensing costs as they are incurred.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2013	December 31, 2012
Computer equipment and software	$121,680	$121,680
Office furniture	35,300	35,300
Equipment	35,941	35,941
Leasehold improvements	21,711	21,711
Total property and equipment, cost	214,632	214,632
Less: accumulated depreciation and amortization	(194,885)	(185,409)
Property and equipment, net	$19,747	$29,223

Depreciation expense for the years ended December 31, 2013 and 2012 was $9,476 and $29,706, respectively.

NOTE 3 – ADVANCES FROM SHAREHOLDERS

As of December 31, 2013 and December 31, 2012, $5,018 of advances from shareholders was advanced to the Company by its President, Mr. Balwinder Samra, and is payable to Mr. Samra. This amount due to Mr. Samra, a related party, is unsecured, non-interest bearing, and does not have defined terms of repayment.

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

NOTE 4– CONVERTIBLE NOTES PAYABLE – IN DEFAULT

Convertible notes payable, which are all in default, consist of the following as of December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Subordinated secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (1)	$891,500	$891,500

Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012 (2)	25,000	25,000

Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (3)	1,330,000	1,330,000

Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (4)	775,000	775,000

Secured Convertible Note Payable, Interest at 10% per annum payable quarterly, due March 31, 2013 (5)	340,000	340,000

Convertible notes payable	3,361,500	3,361,500
Less: note discount	–	(280,654)
Convertible notes payable, net of note discount	$3,361,500	$3,080,846

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

During the three months ended March 31, 2012, the Company negotiated Amendment and Exchange Agreements with holders of $891,500 of its $916,500 of 10% unsecured notes payable that matured on March 31, 2012. The terms of the Amendment and Exchange Agreements provide that the maturity date of these notes (the “Amended Notes”) was extended until March 31, 2013, and are now currently in default. The Amended Notes continue to accrue interest at the rate of 10% and are subject to a security agreement. The Amendment and Exchange Agreements also provide that the Amended Notes are convertible into common stock of the Company at a price of $0.40 per share, subject to adjustment for a weighted average anti-dilution provision. In connection with the issuance of the Amended Notes, the Company issued three-year warrants to purchase up to 975,000 shares of common stock at an exercise price per share of $0.40.

As of December 31, 2013 and 2012, $891,500 was outstanding under these notes. The Amended Notes were due on March 31, 2013 (the “Maturity Date”) and are currently in default due to non-payment of the note by the Company. The Amended Notes are secured under the terms of a security agreement granting the holders of the Amended Notes a security interest in all of the Company’s personal property subject to the interests of the holders of Senior Indebtedness (as defined in the Amended Notes). The security interest granted is subordinate to the 10% Senior Secured Convertible Debentures that currently have a principal balance due of $775,000. (See item 4 below)

Each of the agreements governing the Amended Notes and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the Amended Notes or exercise price of the warrants issued with the Amended Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Amended Notes and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these warrants as derivative liabilities upon issuance. The Company determined the aggregate initial fair value of the warrants issued to investors to be $316,876 and the initial fair value of the embedded beneficial conversion feature of the Amended Notes to be $512,613 (an aggregate amount of $829,489). These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model. As such, the Company recorded an $829,489 valuation discount upon issuance of the notes and warrants. The Company is amortizing this valuation discount to interest expense over the life of the notes. During the year ended December 31, 2013 and 2012 the Company included in interest expense $207,357 and $622,132, respectively relating to the amortization of this discount. As of December 31, 2013 and 2012, the unamortized balance of the note discount was $0 and $207,357, respectively.

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

(3) Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.50 per share of common stock, subject to adjustment. Additionally, the Company issued three-year warrants to purchase an aggregate of 1,999,993 shares of the Company’s common stock at an exercise price of $0.50 per share. In connection with the offering, the Company issued three year warrants to purchase 15,999 shares of its common stock at an exercise price of $0.50 per share to two accredited investors in consideration of finder services rendered. The conversion price of the notes and the exercise price of the warrants are only subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend. As of December 31, 2013 and 2012, $1,330,000 in principal was outstanding under these notes. The notes matured on September 1, 2012 and are presently in default due to non-payment.

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

As of December 31, 2013 and 2012, $775,000 in principal was outstanding under these Debentures. The Debentures were due on September 30, 2012, and subsequently extended to, March 31, 2013 (the “Maturity Date”) and are now in default due to non-payment  The Debentures are secured under the terms of a security agreement granting the holders of the Debentures a security interest in all of the Company’s personal property.

Each of the agreements governing the Debentures and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Debentures and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the fair value of these conversion features and warrants as derivative liabilities upon issuance.

The Company determined that upon issuance in 2010, the aggregate fair value of the warrants issued and the initial fair value of the embedded beneficial conversion feature of the Debentures to be an aggregate amount of $1,015,839. As such, the Company recorded an $850,000 valuation discount upon issuance, and in 2010, recognized private placement costs of $358,339 for financial reporting purposes. As of December 31, 2011, the remaining unamortized valuation discount was $281,946. As of December 31, 2012, the Company amortized $269,560 of the valuation discount, and the remaining unamortized valuation discount of $12,386 was amortized as interest expense during the year ended December 31, 2013.

(5) On May 18, 2012, the Company entered into Agreements with 3 accredited investors for a sale by the Company of an aggregate of $340,000 10% Secured Subordinated Convertible Promissory Notes (the “May 2012 Notes”) which are convertible into an aggregate of 850,000 shares of the Company’s common stock at a conversion price of $0.40 per share of common stock, subject to adjustment. The notes were due on March 31, 2013 and are now in default due to non-payment. The May Notes are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes).  The notes pay quarterly interest at the rate of 10% and are subject to a security agreement that secures the Notes by the Company’s assets. The security agreement is subordinate to existing bank financing and the Debentures (as defined below) that currently have a principle balance due of $775,000 and the Amended Notes that currently have a balance due of $891,500.  Additionally, the Company issued three-year warrants to purchase an aggregate of 340,000 shares of the Company’s common stock at an exercise price of $0.40 per share, subject to standard anti-dilution adjustments. As of December 31, 2013 and 2012, $340,000 was outstanding under these notes.

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

The Company determined the aggregate fair value of the warrants issued to investors to be $109,140 and the initial fair value of the embedded beneficial conversion feature of the May 2012 Notes to be $136,850 (an aggregate amount of $245,990).  These amounts were determined by management with the use of an independent valuation specialist using a Monte Carlo simulation model using the Black-Scholes Merton option pricing model.  As such, the Company recorded a $245,990 valuation discount upon issuance of the notes and warrants. The Company is amortizing this valuation discount to interest expense over the life of the notes.  As of December 31, 2012, the Company amortized $185,079 of the discount, and the remaining unamortized valuation discount of $60,911 as of December 31, 2012 was amortized as interest expense during the year ended December 31, 2013.

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

At the date of issuance, the derivative liabilities were valued using a Monte Carlo simulation model, and with a probability weighted average Black-Scholes pricing model in periods subsequent to issuance with the following assumptions:

	December 31, 2013	December 31, 2012
Conversion feature
Risk-free interest rate	0.13%	0.18%
Expected volatility	229%	186.99%
Expected life (in years)	.75 years	.25 years
Expected dividend yield	0	0

Warrants:
Risk-free interest rate	0.13%	0.25%
Expected volatility	229%	186.99%
Expected life (in years)	1.75 years	2.5 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	982,792	579,821
Warrants	94,000	267,651
	$1,076,792	$847,472

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

As of December 31, 2013, the aggregate derivative liability of the conversion feature and the warrants was $1,076,792. For the year ended December 31, 2013, the Company recorded a loss on the change in fair value of the derivative liabilities of $229,320.

NOTE 6 – LOSS ON EQUIPMENT HELD BY CUSTOMER PENDING A LEASE

In November 2010, T&K Logistics, the provider of logistics services to Ford Motor Company and the manager of on-site transportation of trailers and containers at Ford Motor Company’s assembly plant in Wayne, Michigan, agreed to lease 10 of the Company’s Nautilus yard tractors for use at the assembly plant for a period of 36 months. Although the Company shipped five of its Nautilus XR E20s with a cost basis of $739,000 to T&K Logistics during the first six months of 2011, T&K Logistics has failed to accept delivery of these units and, as a result, has failed to make any payments owed to the Company under the lease. The Nautilus XR E20s that the Company shipped to T&K Logistics featured battery systems with double the battery energy and, therefore, double the range of the Company’s Nautilus XE20s. Although the Company experienced certain delays during the installation of charging systems into the tractors at T&K Logistics’ facility, the Company believes that five units operated satisfactorily and incurred significant hours of use. The Company has delayed shipment of the remaining units to T&K Logistics until the previously delivered five units are accepted by T&K Logistics.

On September 21, 2012, T&K Logistics, Inc. filed a complaint, or Complaint, against us in the Superior Court of California, County of Los Angeles (Case No.: BC492619).  The Complaint relates to the lease agreement between us and T&K Logistics regarding our yard tractors.  The Complaint purports to state the following three counts against us: (i) breach of contract, (ii) specific performance, and (iii) negligent misrepresentation, and seeks compensatory damages of not less than $453,897.  On October 19, 2012, we filed an answer to the Complaint denying all allegations in the Complaint.  On that same date, we filed a cross-complaint against T&K Logistics for breach of contract and common count—goods and services rendered, which seeks damages in excess of $300,000. On September 10, 2013 a Settlement Agreement was reached between the two parties, where both parties agreed to terminate the Lease Agreement and equipment was returned to Balqon Corporation. As of date of this report there are no further disputes between both parties.

During 2012, the Company conducted an assessment and determined that $739,000 of the value of the electric vehicles inventory held for lease by customer were non-recoverable and should be impaired. This amount is included in the write-down of $996,214 of inventories on the accompanying statement of operations for the year ending December 31, 2012.

NOTE 7 – INCOME TAXES

At December 31, 2013 and 2012, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $25,400,000 and $20,400,000, respectively, for federal and for state purposes. The Federal carryforward expires in 2028 and the state carryforward expires in 2018. Given the Company’s history of net operating losses, management has determined that it is more likely than not the Company will be able to realize the tax benefit of the carryforwards.

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

Significant components of the Company’s deferred income tax assets are as follows:

	December 31, 2013	December 31, 2012
Deferred income tax asset:
Net operating loss carryforward	$10,100,000	$10,100,000
Valuation allowance	10,100,000	10,100,000
Net deferred income tax asset	$–	$–

Reconciliation of the effective income tax rate to the U.S. statutory rate is as follows:

	Year Ended December 31,
	2013		2012
Tax expense at the U.S. statutory income tax	(34.0%	)	(34.0%	)
State tax net of federal tax benefit	(5.8%	)	(5.8%	)
Increase in the valuation allowance	39.8%		39.8%
Effective tax rate	—%		—%

The Company adopted authoritative guidance issued by the GAAP which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the current accounting guidelines, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Current accounting guidelines also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and require increased disclosures. At the date of adoption, and as of December 31, 2013 and December 31, 2012, the Company does not have a liability for unrecognized tax benefits.

NOTE 8 – SHAREHOLDERS’ DEFICIENCY

Shares Issued Upon Exercise of Warrants

On March 31, 2012, the Company issued 1,250,000 shares of its common stock to SOL, an affiliate of the Company's Chairman, in consideration of the exercise of warrants at an exercise price of $0.40 upon the conversion of $500,000 of an unsecured loan made by the Chairman to the Company during October 2011. (See Note 3).

Shares issued by the Chief Executive Officer for services

During the years ended December 31, 2013 and 2012, the Company’s Chief Executive officer issued to vendors and others 1,735,880 and 210,000 shares of common stock owned by him for payment of services performed for the Company. The Company recorded the fair value of these shares of $346,960 and $72,100 as a cost and as a contribution to capital, respectively. (See Note 10)

NOTE 9 – STOCK OPTIONS AND WARRANTS

Stock Options

Under our 2008 Stock Incentive plan, we have authorized 7,500,000 shares of common stock for employee incentive. As April 14, 2014, no options to purchase shares of common stock were issued and outstanding under the 2008 Plan.

	Shares	Weighted Average Exercise Price
Balance at December 31, 2011	1,416,695	$2.50
Granted	–	–
Exercised	–	–
Expired	(1,416,695)	$2.50
Balance at December 31, 2012	–	–

There were no options outstanding and exercisable as of December 31, 2013.

Warrants

At December 31, 2013, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2011	13,256,220	$0.82
Granted	1,315,000	$0.40
Exercised	(1,250,000)	$0.40
Expired	(3,025,720)	$0.74
Balance at December 31, 2012	10,295,500	$0.44
Granted	–
Exercised	–
Expired	–
Balance at December 31, 2013	10,295,500	$0.44

During the year ended December 31, 2012, the Company negotiated Amendment and Exchange Agreements with holders of $891,500 of the Company’s 10% Unsecured Convertible Notes that matured on March 31, 2012. In connection with these Amendment and Exchange Agreements, the Company issued new warrants that will enable the warrant holders to purchase up to 975,000 shares of the Company’s common stock at an exercise price per share of $0.40. These warrants have a contractual life of three years and expire on March 31, 2015.

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

On May 18, 2012, the Company entered into agreements with 3 accredited investors for a sale by the Company of an aggregate of $340,000 of the May 2012 Notes. In connection with these Notes, the Company issued warrants that will enable the warrant holders to purchase up to 340,000 shares of the Company’s common stock at an exercise price per share of $0.40. These warrants have a contractual life of three years and expire on March 31, 2015.

The following table summarizes information about stock warrants outstanding and exercisable as of December 31, 2013:

	Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.40	8,745,500	(i)	$0.40	2.5	8,745,500	$0.40
$0.64	1,500,000		$0.64	2.9	1,500,000	$0.64
$1.00	50,000		$1.00	1.8	50,000	$1.00
	10,295,500				10,295,500

As of December 31, 2013, there was no intrinsic value of the warrants outstanding and exercisable

(i) As of December 31, 2013, agreements governing 1,843,000 of the warrants exercisable at $0.40 per share includes an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the exercise price of these warrants.

NOTE 10 – RELATED PARTY TRANSACTIONS

Shares issued by the Chief Executive Officer

On January 9, 2013, Company signed an Amendment Agreement (described in note 13) extending foreclosure date on Lego Agreement from Jan 9, 2013 to July 9, 2013, in return for 1,500,000 shares of the Company’s common stock owned individually by the Company’s President, Balwinder Samra. The Company recorded the fair value of these shares of $300,000 as a cost and as a contribution to capital.

On January 28, 2013 the Company’s Chief Executive Officer transferred to two consultants an aggregate of 235,880 shares of the Company’s common stock owned by him for payment of services performed for the Company. The Company recorded the fair value of these shares of $46,960 as a cost and as a contribution to capital.

During the years ended December 31, 2013 and 2012, the Company had no sales to related parties. As of December 31, 2013 and 2012, the Company had accounts receivable of $198,067 from sales to related parties in prior years which are fully reserved. During the years ended December 31, 2013 and 2012, the Company made purchases of $1,193,992 and $1,675,504, respectively from related parties. As of December 31, 2013 and 2012, the Company had trade accounts payable to related parties of $2,700,250 and $1,639,702, respectively. The related parties are suppliers of the Company related by common ownership to the Company’s Chairman.

On December 14, 2010, the Company entered into a Distribution Agreement with SOL (the “Distribution Agreement”). Under the Distribution Agreement, SOL has granted the Company the right to distribute lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company on an exclusive basis in the United States. The Company’s Chairman of the Board, Winston Chung, is the chief executive officer of SOL. In January 2011, based on the terms of the Distribution Agreement, the Company received battery units valued at $2,629,800 on a consignment basis. As of December 31, 2013 and 2012, the Company held battery units valued at $326,000 and $1,076,700, respectively on a consignment basis, which amounts are not included in recorded inventories. During the year ended December 31, 2013 and 2012, battery costs were $750,700 and $1,502,500, respectively, under the Distribution Agreement.

As of December 31, 2013 and December 31, 2012, our CEO, Mr. Balwinder Samra was owed an aggregate amount of $804,467 and $576,414, respectively in accrued salaries earned in prior periods under the terms of his employment agreement, which amounts are included in the balance of accounts payable and accrued expenses on the accompanying balance sheet.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

California Air Quality Management District

In January 2014, we signed an agreement with the California Air Quality Management District (“AQMD”) to deliver three on-road Class 8 lithium battery powered electric tractors for an aggregate amount of $925,000.  Under this agreement we are required to develop the next generation of our Model MX30 with fast charging capabilities using direct current (“DC”) charger.

City of Los Angeles Agreement

During 2009, under the terms of the Company’s agreement with the City of Los Angeles, the Company requested and was issued an advance payment in the amount of $1,159,601. This advance payment was recorded as a customer deposit. During June 2012, we billed $630,000 to the City of Los Angeles to upgrade six of the electric trucks previously delivered from lead acid batteries to lithium ion batteries. This billed amount was applied as a reduction of the advance payment leaving an unpaid balance of $529,601 on this advance as of December 31, 2013. Our agreement with the City of Los Angeles has been terminated, to the extent that we do not receive additional purchases from the City of Los Angeles for the remaining balance due, we may be required to return the unpaid balance to the City of Los Angeles. We anticipate selling additional products and services during the next 12 months to reduce the unpaid balance; however we presently do not have the funds to repay this advance if payment is requested by the City of Los Angeles.

Employment Agreements

Employment Agreement between the Company and Balwinder Samra

On October 24, 2008, the Company signed an at will employment agreement with Balwinder Samra as its CEO. The employment agreement is effective October 24, 2008 and provides for, among other items, the CEO to receive compensation of $250,000 per year with an increase to $300,000 per year after the second anniversary of the effective date of the employment agreement.

Employment Agreement between the Company and Robert Gruenwald

On March 27, 2009, the Company signed an at will employment agreement with Mr. Gruenwald as its Vice President Research and Development. The employment agreement is effective October 24, 2008 and provides for, among other items, the Vice President Research and Development to receive compensation of $150,000 per year with an increase to $175,000 and $200,000 per year after the second and third anniversary, respectively, of the effective date of the agreement.

On March 11, 2013, the Company mutually agreed with Mr. Gruenwald to terminate his employment agreement and the Company entered into a one-year independent contractor agreement under which Mr. Gruenwald has agreed to provide services as a consultant to the Company. As part of the termination of his employment agreement, the Company agreed to pay him severance in the amount of $400,000 by transferring ownership of 200 used lithium batteries, with an estimated value of $176,000. In addition, the Company agreed to the payment of unpaid expenses and salary increases due under the employment agreement, totaling $41,060, in monthly installments of $2,000 per month, of which $22,250 remains unpaid at December 31, 2013 and is included in accounts payable and accrued expenses.

Lego Agreement

On July 9, 2012, the Company entered into a Purchase and Representation Agreement (the “Lego Agreement”) with Lego Battery Sales, LLC (“Lego”). The terms of the Lego Agreement call for the sale by the Company to Lego of 1,000 batteries for an aggregate sales price of $350,000.

The Lego Agreement further requires that the Company serve as Lego’s exclusive sales agent and representative to market and resell the batteries on behalf of Lego. The sales prices of the batteries must be at a minimum sales price of $490 per battery. In consideration for its services as sales agent and representative, the Company shall earn a sales commission equal to the excess of the sales price of each battery above the minimum sale price. The Lego Agreement is secured by a pledge of 2,450,000 shares of common stock owned individually by the Company’s president; Mr. Balwinder Samra. If Lego does not receive the minimum consideration of $490,000 for the sale of the 1,000 batteries by January 9, 2013, Lego may foreclose on these pledged shares. The term of the Lego Agreement is for six months and may be extended by mutual consent of the parties. On January 9, 2013 the parties signed an Amendment Agreement extending the foreclosure date from January 9, 2013 to July 9, 2013 in return for 1,500,000 shares of the Company’s common stock owned individually by the Company’s President, Balwinder Samra. The Company recorded the fair value of these shares of $300,000 as a cost and as contribution to capital. The Company has received a purchase order for 500 batteries from an electric vehicle manufacturer and currently is awaiting payment from the customer prior to shipment of the batteries. In addition, the Company plans to use the remainder of the batteries for production of on-road electric vehicles. The Company has informed Lego Battery Sales of its sales plan and expects to negotiate a reasonable extension of the deadline within the next sixty days.

Although the Company has not fully performed on its sales obligations under the Agreement, the other parties have not expressed a desire to foreclose on the stock pledged individually by Mr. Balwinder Samra, President of the Company, to secure the obligations of the Company under the Agreement.

Leases

The Company leases a manufacturing facility located in Harbor City, California that expires on August 1, 2014. The base monthly rent under the lease is $10,605. Rent expense for the years ended December 31, 2013 and 2012 for this lease was $139,986 and $160,995, respectively.

The future minimum rental payments required under the non-cancelable operating leases through expiration of the lease in 2014 is $74,235.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2014.

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

Name	Title	Date
/s/ BALWINDER SAMRA Balwinder Samra	President, Chief Executive Officer and Director (principal executive officer)	April 15, 2014
/s/ HENRY VELASQUEZ Henry Velasquez	Director	April 15, 2014
WINSTON CHUNG Winston Chung	Chairman of the Board of Directors, Director	April 15, 2014
ERIK ROLLAND Erik Rolland	Director	April 15, 2014

76

BALQON CORPORATION

EXHIBITS ATTACHED TO THIS REPORT

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

77