Form 10-Q
period 2014-03-31
BALQON CORP.
filed 2014-05-20
CIK 1169440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer [_]	Accelerated Filer [_]
Non-Accelerated Filer [_] (do not check if Smaller Reporting Company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of May 20, 2014, was 36,891,530.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT

All statements included or incorporated by reference in this Quarterly Report on Form 10-Q, other than statements or characterizations of historical fact, are forward-looking statements. Examples of forward-looking statements include, but are not limited to, statements concerning projected net sales, costs and expenses and gross profit margins; our accounting estimates, assumptions and judgments; the demand for our products; the competitive nature of and anticipated growth in our industries; and our prospective needs for additional capital. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industries and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in this Quarterly Report on Form 10-Q. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

i

BALQON CORPORATION

QUARTERLY REPORT
ON

FORM 10-Q

TABLE OF CONTENTS

Page

PART I

FINANCIAL INFORMATION

ii

PART I – FINANCIAL INFORMATION

ITEM 1.     Condensed Financial Statements

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$12,481	$21,573
Accounts receivable, trade, net of allowance for doubtful accounts of $199,300 and $199,300 respectively	111,585	74,825
Inventories	199,932	276,202
Prepaid expenses	88,238	110,763
Total current assets	412,236	483,363
Property and equipment, net	17,215	19,747
Other assets:
Deposits	14,400	14,400
Total assets	$443,851	$517,510

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$2,367,259	$2,207,731
Accounts payable to related parties	2,779,050	2,700,250
Customer deposits	1,039,058	1,163,470
Payroll taxes payable	371,745	351,191
Accrued amounts due officer	861,669	804,467
Advances from shareholder	5,018	5,018
Derivative liability	1,186,758	1,076,792
Convertible notes, net of discount – in default	3,361,500	3,361,500
Total current liabilities	11,972,057	11,670,419

SHAREHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,891,530 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	36,891	36,891
Additional paid in capital	19,982,383	19,982,383
Accumulated deficit	(31,547,480)	(31,172,183)
Total shareholders’ deficiency	(11,528,206)	(11,152,909)
Total liabilities and shareholders’ deficiency	$443,851	$517,510

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUES	$424,018	$447,387
COSTS OF REVENUES	336,979	427,197
GROSS PROFIT	87,039	20,190
OPERATING EXPENSES
General and administrative	233,943	780,931
Research and development	7,881	26,678
Depreciation and amortization	2,532	3,693
Total operating expenses	244,356	811,302
LOSS FROM OPERATIONS	(157,317)	(791,112)
Change in fair value of derivative liabilities	(109,966)	(170,953)
Interest expense	(108,014)	(396,159)
NET LOSS	$(375,297)	$(1,358,224)
Net loss per share – basic and diluted	$(0.01)	$(0.04)
Weighted average shares outstanding, basic and diluted	36,891,530	36,891,530

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE THREE MONTHS ENDED MARCH 31, 2014(Unaudited)

	Common Stock, $0.001 Par Value		Additional Paid in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balances, December 31, 2013	36,891,530	$36,891	$19,982,383	$(31,172,183)	$(11,152,909)
Net loss	–	–	–	(375,297)	(375,297)
Balances, March 31, 2014	36,891,530	$36,891	$19,982,383	$(31,547,480)	$(11,528,206)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(375,297)	$(1,358,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,532	3,693
Fair value of common stock transferred by shareholder to settle Company debts	–	323,176
Cost to induce conversion of warrants
Change in fair value of derivative liability	109,966	170,953
Amortization of note discount	–	280,654
Changes in operating assets and liabilities:
Accounts receivable	(36,760)	(58,361)
Inventories	76,270	32,483
Prepaid expenses	22,526	22,697
Payroll taxes payable	20,553	17,791
Accounts payable and accrued expenses	295,530	591,575
Customer advances	(124,412)	(33,201)
Net cash used in operating activities	(9,092)	(6,764)

Decrease in cash and cash equivalents	(9,092)	(6,764)
Cash and cash equivalents, beginning of period	21,573	33,869
Cash and cash equivalents, end of period	$12,481	$27,105

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2014 AND 2013 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Balqon Corporation, a California corporation (“Balqon California”), was incorporated on April 21, 2005 and commenced business operations in 2006. On October 24, 2008, Balqon California completed a merger with BMR Solutions, Inc., a Nevada corporation (“BMR”), with BMR being the survivor of the merger. Upon the closing, BMR changed its name to Balqon Corporation (the “Company”). The Company develops and manufactures electric drive systems and energy storage systems for electric vehicles, industrial equipment and renewable energy storage devices. The Company also designs and assembles electric powered yard tractors, short haul drayage tractors and inner city Class 7 and 8 delivery trucks utilizing its proprietary drive system technologies.

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three months ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2013 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2013 and 2012 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2014, the Company utilized cash flow from operations of $9,092. As of March 31, 2014, the Company had a working capital deficit of $11,559,821 and a shareholders’ deficiency of $11,528,206. In addition, the Company has not paid $371,745 in payroll taxes and is delinquent in payment of $3,361,500 in principal of its convertible notes and $869,540 of interest due on its convertible notes payable. Pursuant to the terms of the notes, the non-payment of principal and interest by the Company constitutes an event of default and, as a result, the holders of the notes may accelerate payment of all amounts outstanding under the notes by giving written notice to the Company and thereby requiring that the Company immediately pay all principal and accrued and unpaid interest. If the holders of the notes were to declare the notes due and payable, the Company presently does not have the ability to pay these notes. In addition, as of March 31, 2014, $2,006,500 of the notes are secured under the terms of a security agreement granting the holders of the notes a security interest in all of the Company’s assets (including all intellectual property assets of the Company) subject to the interests of the holders of senior indebtedness (as that term is defined in the notes).

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s independent auditors, in their report on our audited financial statements for the fiscal year ended December 31, 2013, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2014 AND 2013 (Unaudited)

The Company does not currently have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs in the very near-term. The Company believes that it has sufficient working capital to continue operations only through the remainder of 2014 unless it successfully restructures its debt, experiences a significant improvement in sales and obtains other sources of liquidity. In addition, although various secured creditors holding approximately $2,006,500 in secured convertible notes and secured debentures have not exercised their rights to foreclose on all of the Company’s assets (including its intellectual property assets), no assurance can be given that these holders of secured debt will not exercise their remedies under the Company’s outstanding secured notes and secured debentures.

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

If adequate funds are not available, the Company may be required to delay, scale back or eliminate portions of its operations and product and service development efforts or to obtain funds through arrangements with strategic partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of the Company’s proprietary technology and other important assets and could also adversely affect its ability to fund the Company’s continued operations and its product and service development efforts. Although the Company is actively pursuing a number of alternatives, including seeking to restructure its debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that the Company will be successful. See “Risk Factors”

Estimates

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

Revenues

Sales of Production Units and Parts

The Company recognizes revenue from the sale of completed production units and parts when there is persuasive evidence that an arrangement exists, delivery of the product has occurred and title has passed, the selling price is both fixed and determinable, and collectability is reasonably assured, all of which generally occurs upon shipment of its product or delivery of the product to the destination specified by the customer.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2014 AND 2013 (Unaudited)

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Recorded inventories at March 31, 2014 do not include approximately $250,000 of batteries and other items held on consignment from Seven One Battery Company, an affiliate of the Company’s Chairman of the Board. (See Note 5). Inventories at March 31, 2014 consisted of raw materials.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes. For the three months ended March 31, 2014 and 2013, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

The following table summarizes the weighted average shares and common stock equivalents outstanding as of March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Weighted average shares outstanding	36,891,530	36,891,530

Common stock equivalents:
Options exercisable into common shares	–	–
Warrants exercisable into common shares	10,295,500	10,295,500
Notes payable convertible into common shares	6,814,583	6,814,583
Total, common stock equivalents	17,110,083	17,110,083

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses and accounts payable to related party. Management considers the carrying amounts to approximate their fair values due to their short-term nature. The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the condensed balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. Authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2014 AND 2013 (Unaudited)

Level 1       Quoted prices in active markets for identical assets or liabilities.

Level 2       Inputs, other than the quoted prices in active markets, that is observable either directly or indirectly.

Level 3       Unobservable inputs based on the Company’s assumptions.

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of March 31, 2014 and December 31, 2013.

March 31, 2014	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$1,186,758	$1,186,758

December 31, 2013	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$1,076,792	$1,076,792

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Concentrations

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and unsecured accounts receivable.

The Company maintains cash balances at one bank. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institution that holds the Company’s cash is financially sound and, accordingly, minimal credit risk exists. As of March 31, 2014 and March 31, 2013 the Company did not have any amount in excess of insured limits maintained at the bank.

For the three months ended March 31, 2014, 40%, 24% and 12% of revenues were from three customers. For the three months ended March 31, 2013, 38% of total revenues were from one customer. At March 31, 2014, a single customer represented 76% of total accounts receivable. Accounts receivable from a single customer represented 69% of total accounts receivable at December 31, 2013.

For the three months ended March 31, 2014, 44% of costs of revenue were to one vendor. At March 31, 2014, accounts payable to the largest vendor represented 60% of total accounts payable. The vendor is a related party. (See Note 5)

For the three months ended March 31, 2013, 88% of costs of revenue were to one vendor. At March 31, 2013, accounts payable to the largest vendor represented 58% of total accounts payable. The vendor is a related party. (See Note 5)

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2014 AND 2013 (Unaudited)

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 –CONVERTIBLE PROMISSORY NOTES – IN DEFAULT

Convertible notes payable in default consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Subordinated secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (1)	$891,500	$891,500
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012 (2)	25,000	25,000
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (3)	1,330,000	1,330,000
Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (4)	775,000	775,000
Secured Convertible Note Payable, Interest at 10% per annum payable quarterly, due March 31, 2013 (5)	340,000	340,000
Convertible notes payable	$3,361,500	$3,361,500

(1)          In March 2009, the Company entered into agreements with 34 accredited investors for the sale by the Company 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment. The notes are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes). Additionally, the Company issued three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share.

During the three months ended March 31, 2012, the Company negotiated Amendment and Exchange Agreements with holders of its 10% unsecured notes payable that matured on March 31, 2012. The terms of the Amendment and Exchange Agreements provide that the maturity date of these notes (the “Amended Notes”) was extended until March 31, 2013, and are now currently in default. The Amended Notes continue to accrue interest at the rate of 10% and are subject to a security agreement. The Amendment and Exchange Agreements also provide that the Amended Notes are convertible into common stock of the Company at a price of $0.40 per share, subject to adjustment for a weighted average anti-dilution provision. In connection with the issuance of the Amended Notes, the Company issued three-year warrants to purchase up to 975,000 shares of common stock at an exercise price per share of $0.40. As of March 31, 2014 and December 31, 2013, $891,500 was outstanding under these notes.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2014 AND 2013 (Unaudited)

The Amended Notes were due on March 31, 2013 (the “Maturity Date”) and are currently in default due to non-payment of the notes by the Company. The Amended Notes are secured under the terms of a security agreement granting the holders of the Amended Notes a security interest in all of the Company’s personal property subject to the interests of the holders of Senior Indebtedness (as defined in the Amended Notes). The security interest granted is subordinate to existing bank financing and the 10% Senior Secured Convertible Debentures that currently have a principal balance due of $775,000.

Each of the agreements governing the Amended Notes and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the Amended Notes or exercise price of the warrants issued with the Amended Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Amended Notes and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these conversion features and warrants as derivative liabilities upon issuance. The fair value of these conversion features and warrants was considered a note discount at issuance and was amortized as interest expense over the life of the Note. During the three months ended March 31, 2013 the Company included in interest expense $207,357, relating to the amortization of this discount. As of March 31, 2014 and December 31, 2013, the note discount was fully amortized.

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

(3)          Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment. As of March 31, 2014 and December 31, 2013, $1,330,000 in principal was outstanding under these notes. The notes matured on September 1, 2012 and are presently in default due to non-payment.

The fair value of the conversion features and warrants was considered a note discount at issuance and was amortized as interest expense over the life of the Note. As of March 31, 2014 and December 31, 2013, the note discount was fully amortized.

(4)          Between July 2010 and December 2010, the Company entered into agreements with 26 accredited investors for the sale by the Company of an aggregate of $850,000 of 10% Senior Secured Convertible Debentures (the “Debentures”) which are convertible into an aggregate of 1,133,333 shares of the Company’s common stock at a conversion price of $0.75 per share, subject to adjustment.  In connection with this offering, the Company also issued to the investors warrants to purchase an aggregate of 850,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to adjustment. The Company also issued to its placement agent warrants to purchase 68,000 shares of the Company’s common stock at an exercise price of $0.75 per share, subject to the same adjustments and terms as those warrants issued to investors. Under the adjustment provisions of the Debentures and warrants, the conversion price of the Debentures and the exercise price of the warrants were reduced to $0.56 in connection with various dilutive issuances made in 2011 and 2010.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2014 AND 2013 (Unaudited)

As of March 31, 2014 and December 31, 2013 $775,000 in principal was outstanding under these Debentures. The Debentures were due on September 30, 2012, and subsequently extended to, March 31, 2013 (the “Maturity Date”) and are now in default due to non-payment. The Debentures are secured under the terms of a security agreement granting the holders of the Debentures a security interest in all of the Company’s personal property.

Each of the agreements governing the Debentures and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Debentures and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance. The fair value of the conversion features and warrants was considered a note discount at issuance and was amortized as interest expense over the life of the Note. As of March 31, 2014 and December 31, 2013, the note discount was fully amortized.

(5)          On May 18, 2012, the Company entered into Agreements with 3 accredited investors for a sale by the Company of an aggregate of $340,000 10% Secured Subordinated Convertible Promissory Notes (the “May 2012 Notes”) which are convertible into an aggregate of 850,000 shares of the Company’s common stock at a conversion price of $0.40 per share of common stock, subject to adjustment. The notes were due on March 31, 2013 and are now in default due to non-payment. The May 2012 Notes are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes).  The notes pay quarterly interest at the rate of 10% and are subject to a security agreement that secures the notes by the Company’s assets. The security agreement is subordinate to existing bank financing and the Debentures (as defined below) that currently have a principal balance due of $775,000 and the Amended Notes that currently have a balance due of $891,500.  Additionally, the Company issued three-year warrants to purchase an aggregate of 340,000 shares of the Company’s common stock at an exercise price of $0.40 per share, subject to standard anti-dilution adjustments. As of March 31, 2014 and December 31, 2013 $340,000 was outstanding under these notes.

The conversion price of the May 2012 Notes are subject to full ratchet anti-dilution provisions and also subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  Each of the agreements governing the May 2012 Notes include an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the May 2012 Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the May 2012 Notes are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events.  As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of the conversion feature of the notes as derivative liabilities upon issuance. The fair value of the conversion features and warrants was considered a note discount at issuance and was amortized as interest expense over the life of the Note. As of March 31, 2014 and December 31, 2013, the note discount was fully amortized.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2014 AND 2013 (Unaudited)

NOTE 3 – DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  The conversion feature of the Company’s Debentures (described in Note 2), and the related warrants, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the holders of the Debentures from the potential dilution associated with future financings. In accordance with the FASB authoritative guidance, the conversion feature of the Debentures was separated from the host contract (i.e., the Debentures) and recognized as a derivative instrument.  Both the conversion feature of the Debentures and the related warrants have been characterized as derivative liabilities to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The derivative liabilities were valued using a probability weighted average Black-Scholes pricing model with the following assumptions:

	March 31, 2014	December 31, 2013
Conversion feature:
Risk-free interest rate	0.13%	0.13%
Expected volatility	286.51%	229%
Expected life (in years)	.50 years	.75 years
Expected dividend yield	0	0
Warrants:
Risk-free interest rate	0.13%	0.13%
Expected volatility	286.51%	229%
Expected life (in years)	1.50 years	1.75 years
Expected dividend yield	0	0
Fair Value:
Conversion feature	$998,807	$982,792
Warrants	187,951	94,000
	$1,186,758	$1,076,792

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2014 AND 2013 (Unaudited)

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

As of March 31, 2014 and December 31, 2013, the aggregate derivative liability of the conversion feature and the warrants was $1,186,758 and $1,076,792, respectively. For the three months ended March 31, 2014, the Company recorded a change in fair value of the derivative liabilities of $109,966.

NOTE 4 – STOCK OPTIONS AND WARRANTS

Stock Options

Under our 2008 Stock Incentive plan, we have authorized 7,500,000 shares of common stock for employee incentive. As March 31, 2014, no options to purchase shares of common stock were issued and outstanding under the 2008 Plan.

Warrants

At March 31, 2014, warrant shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2013	10,295,500	$0.44
Granted	—	—
Exercised	—	—
Expired	—	—
Balance at March 31, 2014	10,295,500	$0.44

The following table summarizes information about stock warrants outstanding and exercisable as of March 31, 2014:

	Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.40	8,745,500	(i)	$0.40	2.3	8,745,500	$0.40
$0.64	1,500,000		$0.64	2.7	1,500,000	$0.64
$1.00	50,000		$1.00	1.6	50,000	$1.00
	10,295,500				10,295,500

As of March 31, 2014, there was no intrinsic value of the warrants outstanding and exercisable

(i) As of March 31, 2014, agreements governing 1,843,000 of the warrants exercisable at $0.40 per share include an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the exercise price of these warrants.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2014 AND 2013 (Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

Amounts due Shareholder

As of March 31, 2014 and December 31, 2013, $5,018 of advances from shareholders was advanced to the Company by its President, Mr. Balwinder Samra, and is payable to Mr. Samra. This amount due to Mr. Samra, a related party, is unsecured, non-interest bearing, and does not have defined terms of repayment.

As of March 31, 2014 and December 31, 2013 our Chief Executive Officer, Mr. Balwinder Samra, was owed an aggregate amount of $861,669 and $804,467, respectively in accrued salaries earned in prior periods under the terms of his employment agreement, which amounts are included in the balance of accrued expenses to officer on the accompanying balance sheet

Shares issued by the Chief Executive Officer

On January 9, 2013, the Company signed an Amendment Agreement (described in note 6) extending the foreclosure date on the Lego Agreement from January 9, 2013 to July 9, 2013, in return for 1,500,000 shares of the Company’s common stock owned individually by the Company’s Chief Executive Officer, Mr. Balwinder Samra. The Company recorded the fair value of these shares of $300,000 as a cost and as a contribution to capital.

On January 28, 2013, the Company’s Chief Executive Officer transferred to two consultants an aggregate of 235,880 shares of the Company’s common stock owned by him for payment of services performed for the Company. The Company recorded the fair value of these shares of $46,960 as a cost and as a contribution to capital.

Transactions with related entities

During the three months ended March 31, 2014 and 2013, the Company had no sales to related parties. As of December 31, 2013, the Company had accounts receivable of $198,067 from sales to related parties in prior years which are fully reserved. During the three months ended March 31, 2014, the Company made purchases of $99,600 from related parties. As of March 31, 2014 and December 2013, the Company had trade accounts payable to related parties of $2,779,050 and $2,700,250, respectively. The related parties are suppliers of the Company related by common ownership to the Company’s Chairman.

On December 14, 2010, the Company entered into a Distribution Agreement with SOL (the “Distribution Agreement”). Under the Distribution Agreement, SOL has granted the Company the right to distribute lithium iron phosphate batteries and high voltage charging systems manufactured by Seven One Battery Company on an exclusive basis in the United States. The Company’s Chairman of the Board, Winston Chung, is the chief executive officer of SOL. In January 2011, based on the terms of the Distribution Agreement, the Company received battery units valued at $2,629,800 on a consignment basis. As of March 31, 2014 and December 31, 2013, the Company held battery units valued at $250,000 and $326,000 respectively held on a consignment basis, which amounts are not included in recorded inventories. During the three months ended March 31, 2014 and 2013 the Company sold $82,000 and $207,175, respectively, in batteries under the Distribution Agreement.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE ENDED MARCH 31, 2014 AND 2013 (Unaudited)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

California Air Quality Management District

In January 2014, the Company signed an agreement with the California Air Quality Management District (“AQMD”) to deliver three on-road Class 8 lithium battery powered electric tractors for an aggregate amount of $925,000.  Under this agreement the Company is required to develop the next generation of its Model MX30 with fast charging capabilities using direct current (“DC”) charger.  As of the date of this report, the Company has completed design and reviewed final assemblies with the AQMD to begin manufacturing. The Company plans to start shipments under this contract during the latter part of 2014.

City of Los Angeles Agreement

During 2009, under the terms of the Company’s agreement with the City of Los Angeles, the Company requested and was issued an advance payment in the amount of $1,159,601. This advance payment was recorded as a customer deposit. During June 2012, the Company billed $630,000 to the City of Los Angeles to upgrade six of the electric trucks previously delivered from lead acid batteries to lithium ion batteries. This billed amount was applied as a reduction of the advance payment leaving an unpaid balance of $529,601 on this advance as of March 31, 2014. The Company’s agreement with the City of Los Angeles has been terminated. To the extent that the Company does not receive additional purchases from the City of Los Angeles for the remaining balance due, the Company may be required to return the unpaid balance to the City of Los Angeles. The Company anticipates selling additional products and services during the next nine months to reduce the unpaid balance; however the Company presently does not have the funds to pay this advance if payment is requested by the City of Los Angeles.

Lego Agreement

On July 9, 2012, the Company entered into a Purchase and Representation Agreement (the “Lego Agreement”) with Lego Battery Sales, LLC (“Lego”). The terms of the Lego Agreement call for the sale by the Company to Lego of 1,000 batteries for an aggregate sales price of $350,000.

The Lego Agreement further requires that the Company serve as Lego’s exclusive sales agent and representative to market and resell the batteries on behalf of Lego. The sales prices of the batteries must be at a minimum sales price of $490 per battery. In consideration for its services as sales agent and representative, the Company will earn a sales commission equal to the excess of the sales price of each battery above the minimum sale price. The Lego Agreement is secured by a pledge of 2,450,000 shares of common stock owned individually by the Company’s Chief Executive Officer, Mr. Balwinder Samra. If Lego does not receive the minimum consideration of $490,000 for the sale of the 1,000 batteries by January 9, 2013, Lego may foreclose on these pledged shares. The term of the Lego Agreement is for six months and may be extended by mutual consent of the parties. On January 9, 2013 the parties signed an Amendment Agreement extending the foreclosure date from January 9, 2013 to July 9, 2013 in return for 1,500,000 shares of the Company’s common stock owned individually by the Company’s President, Balwinder Samra. The Company recorded the fair value of these shares of $300,000 as a cost and as contribution to capital. The Company has received a purchase order for 500 batteries from an electric vehicle manufacturer and currently is awaiting payment from the customer prior to shipment of the batteries. In addition, the Company plans to use the remainder of the batteries for production of on-road electric vehicles. The Company has informed Lego Battery Sales of its sales plan and expects to negotiate a reasonable extension of the deadline within the next sixty days. As of the date of this report, the Company has purchased 30 batteries under this Agreement from Lego Battery Sales.

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

Recent Developments

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations only for the remainder of 2014 unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity. See “Risk Factors.”

We are in default of $3,361,500 in principal amount of our convertible notes and $ 869,540 of accrued interest on these notes. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. See “Risk Factors”

In May 2014, we shipped two heavy duty electric drive systems to our customers in Europe. Our drive and battery systems will be incorporated into electric yard tractors by our original equipment manufacturer, or OEM, partners in Europe and shipped to large retail warehousing customers. We believe these orders are a result of our successful completion of a two year demonstration of an electric yard tractor at a large distribution facility in Belgium.

In March 2014, we completed development of a 14 passenger battery powered airport shuttle bus built on Ford E450 chassis. This is our first demonstration of a medium duty electric vehicle showcasing our inverter, charger and battery system technologies. During the remainder of 2014, we anticipate increased sales in the medium duty truck and bus market in both domestic and international markets.

In March 2014, we delivered our first electric yard tractor to a large marine port in Turkey. Our model year 2014 electric yard tractor incorporates the latest inverter and fast charging technologies developed during the past year. We believe our strategic relationship with an OEM in Turkey combined with the demonstration of the electric yard tractor, will yield additional sales in the region during 2014.

In March 2014, we delivered 29 48-volt energy storage systems for mobile telecommunication application. These systems will be used in conjunction with compressed natural gas generators to power telecom towers. We currently have over 50 energy storage systems undergoing evaluation by various large telecom facilities in Arizona, Alaska and Australia.

In February 2014, we installed a 400 kWhr lithium battery storage system at a steel plant in the United States for energy saving applications. This installation includes 80 Kw solar panel array that charges the batteries during the day which provides stored energy to the manufacturing plant during peak hours of operation. This project is the largest installation of our high capacity lithium battery system in a commercial application. We believe significant growth in use of solar energy in commercial applications to reduce energy costs combined with our deployment of large energy storage system will result in increased growth in sales of our energy storage product line.

In January 2014, we signed an agreement with the AQMD to deliver three on-road Class 8 lithium battery powered electric tractors for total amount of $925,000. Under this agreement, we are required to develop the next generation of our Model MX30 with fast charging capability using a direct current, or DC, (Direct Current) charger. We anticipate that the DC charger will reduce charge times of our heavy duty vehicles from eight hours to two hours.

In October 2013, we received a purchase order to develop a heavy duty plug-in hybrid refuse truck for an OEM in the United States. During the first three months of 2014, a significant portion of our engineering effort was focused on completing the design and development of a hybrid heavy duty vehicle that incorporates our proprietary inverter, charging and battery system technologies with a hybrid generator that increases the range of our heavy duty vehicles. We believe, in the short term, that the incorporation of hybrid technologies to increase the range of our heavy duty vehicles will result in an increase in sales of our products.

Business Overview

We design, develop, manufacture and sell heavy duty electric vehicles, drive systems and lithium battery energy storage systems. We are the first company to introduce battery powered Class 8 off-road and on-highway vehicles in year 2007. Since then, we have introduced several medium and heavy duty high performance drive systems to global OEM’s in India, China and Europe. Since 2011, we have also successfully diversified our business model by developing lithium battery storage technologies for renewable energy applications with products ranging in size from 10 kilo watt hour (kWhr) to 1 mega watt hr (mWhr) storage products.

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

Our introduction of the world’s first Class 8 battery powered electric tractor, Model XE20, with a capacity to tow 30 tons of a loaded container, resulted in the development of proprietary flux vector inverter, battery management and charging technologies, which we use today as core technologies to market drive systems to OEM’s worldwide. In addition, adapting these core technologies to energy storage products has provided us with the ability to address a growing demand for renewable energy storage devices in domestic and international markets.

In addition to developing, manufacturing and selling our own line of heavy duty electric trucks and tractors, we have also provided services for the development and integration of our core electric vehicle technologies into products of other global manufacturers of buses, trucks and tractors. Since 2011, we have successfully integrated our core technologies into five vehicle platforms in India, China and Europe and believe that the successful launch of products by our OEM customers will result in additional sales in 2014. In 2013 we launched several configurations of energy storage products for commercial and residential markets, applications of which include backup power, peak demand reduction and demand response.

We believe the energy storage market is a significant growth opportunity for our core technologies and higher capacity lithium batteries. Our access to high capacity lithium batteries from our strategic partner provides us cost and performance advantages over other residential and commercial providers of energy storage products. In order to capitalize on this advantage, we plan to invest further into developing new product solutions for energy storage markets

Our proprietary inverter technology and lithium battery packs have enabled us to deliver heavy duty electric tractor and electric drive trains at what we believe to be a lower cost per kilowatt-hour than our competitors. Our battery systems include our proprietary Battery Management System (BMS) and fast chargers that are capable of charging our vehicles in less than two hours. Design and development of a reliable electric drive train for heavy duty vehicles has required extensive testing and innovation over the past five years. These innovations combined with over five years of field deployment experience of our technologies, have resulted in an extensive know- how and intellectual property that our OEM customers rely on for future product developments.

Our global strategy focuses on partnership with local vehicle manufacturers of fossil fuel vehicles to jointly design, develop and integrate our low cost drive train and battery systems into localized products. We believe our success in partnering with large OEM’s of trucks and buses in India, China and Europe is a result of: (i) our long term field experience with our technologies (ii) our ability to provide all systems, including a drive train, battery and charger to OEM’s as a integrated electric vehicle solution (iii) our ability to develop customized technologies and systems for local markets, and (iv) our ability to continuously improve, innovate and incorporate new battery and drive train technologies to increase range and performance of resulting product platforms.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Financial Condition and Results of Operations

Our total revenues decreased by $23,369, or 5%, to $424,018 for the three months ended March 31, 2014 as compared to $447,387 for the three months ended March 31, 2013. The decrease in revenues was due to lower sales of lithium batteries to OEM’s of buses and trucks compared to the same quarter in 2013. Gross profit during the three months ended March 31, 2014 was $87,039, up $66,849, or 331%, from the same period in 2013. This increase is primarily due to a change in the product mix from lithium battery sales to sales of electric tractor and drive systems. We reported net loss of $375,297 for the three months ended March 31, 2014 as compared to a net loss of $1,358,224 for the three months ended March 31, 2013. Losses from operations as a percentage of sales during the three months ended March 31, 2014 was 37%, as compared to losses from operations as a percentage of sales of 177% during the three months ended March 31, 2013. The decrease in losses during the three months ended March 31, 2014, is primarily attributable to increase in gross margins and decreases in general and administrative expenses and research and development costs. The increase in gross margin is a result of change in product mix from battery sales to vehicle and drive system sales. The reduction in general and administrative expenses is largely due to a $300,000 expense related to fair value of shares transferred by our President to Lego Battery in exchange for extension agreement and $176,000 one time charge for severance compensation to Robert Gruenwald related to the termination of his employment agreement during the three months ended March 31, 2013. A $109,966 loss on the change in the fair value of the derivative liability was realized during the three months ended March 31, 2014 while a $170,953 loss on the change in the fair value of the derivative liability was realized during the three months ended March 31, 2013.

Our product mix during the first three months of 2014 varied from our product mix during the first three months of 2013. Sales of our lithium batteries accounted for 33% of our total sales during the first three months of 2014 as compared to 89% during the first three months of 2013.

As of March 31, 2014, we had a working capital deficiency of $11,559,821, an accumulated deficit of $31,547,480 and reported a net loss for the three months ended March 31, 2014 of $375,297. Our plans for correcting the deficiencies include the future sales of our products and the raising of capital, which we expect will help provide us with the liquidity necessary to meet operating expenses. Over the longer-term, we plan to achieve profitability through the sale of our battery systems, drive systems, electric vehicles and other products.

As of May 20, 2014, we had a backlog of $2,700,243. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report, 54% of our backlog consists of vehicles, 33% consists of batteries, 6% consists of a drive system, 4% consists of vehicles system, 2% consists of controllers and the remainder consists of chargers and accessories. As of the date of this report, 85% of our backlog consists of U.S. customers, while 15% consists of international customers. Our backlog reflects a $925,000 AQMD agreement awarded to us in January 2014.

We anticipate that our future sales will be more diversified than in previous years. We believe future sales will reflect our focus on energy storage systems and battery sales to OEMs. We believe our strategic relationships with OEMs in Europe and Asia will result in additional sales for our electric drive systems.

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenues.

First Quarter of 2014 Compared to the First Quarter of 2013

	Three Months Ended March 31,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended March 31,
	2014 (Unaudited)	2013 (Unaudited)	Favorable (Unfavorable)	Favorable (Unfavorable)	2014	2013
Net revenues	$424,018	$447,387	$(23,369)	(5)%	100%	100%
Cost of revenues	336,979	427,197	90,218	21%	79%	95%
Gross profit	87,039	20,190	66,849	331%	21%	5%
General and administrative expenses	233,943	780,931	546,988	70%	55%	175%
Research and development	7,881	26,678	18,797	70%	2%	6%
Depreciation and amortization	2,532	3,693	1,161	31%	1%	1%
Change in derivative liability	(109,966)	(170,953)	60,987	36%	(26)%	(38)%
Interest expense	(108,014)	(396,159)	288,145	73%	25%	89%
Net loss	$(375,297)	$(1,358,224)	$982,928	72%	(89)%	(304)%

Net Revenues.  The 5% decrease in our revenues during the three months ended March 31, 2014 is due to a decrease in sales of lithium batteries during 2014 as compared to lithium battery sales during the first quarter of 2013. During the first quarter of 2014, 39% of our revenues were generated from the shipment of vehicles.

Gross Profit.  During the first quarter of 2014, we generated a gross profit, as a percentage of net revenues, of 21% as compared to 5% for the first quarter of 2013. The increase in gross profit margins in 2014 as compared to 2013 is attributable to change in sales product mix with higher percentage of sales related to sales of electric tractor and drive system to large OEM’s.

General and Administrative Expenses.  General and administrative expenses decreased by $546,988 or 70%, in 2014 as compared to 2013. This decrease is attributable to a $9,035 decrease in legal expenses, a $2,528 decrease in unapplied overhead, a decrease of $10,127 in consulting fees and a $525,298 net decrease in other general and administrative expenses. The decrease is largely due to a $300,000 expense related to fair value of shares transferred by our President to Lego Battery in exchange for extension agreement and a $176,000 one time charge for severance compensation to Robert Gruenwald related to the termination of his employment agreement during the three months ended March 31, 2013. There were no such expenses during the three months ended March 31, 2014.

Research and Development Expenses. The decrease in research and development expenses of $18,797 is primarily due to a decrease in salaries and wages associated with a reduced headcount in our research and development group.  We expect our research and development expenses to increase during the remainder of the year as we develop new technologies and improved drive systems for our OEM partners worldwide.

Depreciation and Amortization. The decrease in depreciation and amortization expenses of $1,161 is largely due to assets that became fully-depreciated during the year ended December 31, 2013, as such depreciation expense was less recorded during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Change in Fair Value of Derivative Liability. During the quarter ended March 31, 2014, the aggregate fair value of our derivatives increased to $1,186,758.  This amount was determined by management using a probability weighted average Black-Scholes Merton Option pricing model. During the quarter ended March 31, 2014, the change in the fair value of derivatives on our financial statements was reported as an increase of $109,966. During the quarter ended March 31, 2013, the change in the fair value of derivatives on our financial statements was reported as an increase of $170,953. The change in the fair value of the derivative liability from the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013, was $60,987.

Interest Expense. The decrease in interest expense of $288,145 is largely attributable to reduced amortization of the note discount of the convertible notes.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations only through the remainder of 2014, unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity. We are in default on $3,361,500 in principal amount of our convertible notes and in default on $869,540 of accrued interest on these notes. We are also delinquent on $371,745 of payroll taxes. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. See “Risk Factors

During the three months ended March 31, 2014, we funded our operations from cash provided from operations, and use of proceeds from sale of batteries consigned to us by SOL, a related party. As of March 31, 2014, we had a working capital deficiency of $11,559,821 as compared to working capital deficiency of $11,187,056 at December 31, 2013. At March 31, 2014 and December 31, 2013 we had an accumulated deficit of $31,547,480 and $31,172,183, respectively, and cash and cash equivalents of $12,481 and $21,573, respectively.

During 2009, under the terms of the City of Los Angeles Agreement, we requested and were issued an advance payment in the amount of $1,159,601 from the City of Los Angeles. During June 2012, we billed $630,000 to the City of Los Angeles to upgrade six of the electric trucks previously delivered to from lead acid batteries to lithium ion batteries. This billed amount was applied as a reduction of the advance payment leaving an unpaid balance of $529,601 on this advance. Our agreement with City of Los Angeles has been terminated. To the extent that we do not receive additional purchases from City of Los Angeles for the remaining balance due, we may be required to return the unpaid balance to City of Los Angeles. We anticipate selling additional products and services during the next 12 months to reduce the unpaid balance.

Our available capital resources at March 31, 2014 consisted primarily of approximately $12,481 in cash and cash equivalents. We expect that our future available capital resources will consist primarily of cash on hand, sale of consigned batteries, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used in operating activities for the first three months of 2014 was $9,092 as compared to cash used in operating activities during the same period in 2013 of $6,764. During the first three months of 2014, cash flows from operating activities included a net loss of $375,297 and depreciation and amortization of $2,532. Material changes in asset and liabilities at March 31, 2014 as compared to December 31, 2013 that affected these results include:

•	a increase in accounts receivable of $36,760;

•	a decrease in inventory of $76,270;

•	a net increase in accounts payable and accrued expenses of $295,530, of which $78,800 was an increase in related party accounts payable and $57,202 was an increase in accrued salary to our Chief Executive Officer, Mr. Samra; and

•	a decrease of $124,412 in customer deposits.

Cash used by investing and financing activities totaled none for the first three months of 2014 and 2013.

We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment. We presently have 8 employees on a full-time basis and expect to hire additional personnel in the event of an increase in market demand for our products. We plan on adding staff to meet our current operational plan for the remainder of 2014.

Although we expect sale of consigned batteries and completion and delivery of the products in our backlog will provide us with additional liquidity and capital resources, we believe that we will need additional liquidity and capital resources through debt and/or equity financing to complete our entire existing and anticipated future product backlog.

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

Backlog

As of May 20, 2014, we had a backlog of $2,700,243. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report, 54% of our backlog consists of vehicles, 33% consists of batteries, 6% consists of a drive system, 4% consists of vehicles, 2% consists of controllers and the remainder consists of chargers and accessories. As of the date of this report, 85% of our backlog consists of U.S. customers, while 15% consists of international customers. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on our operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. We are currently evaluating the impact of adopting ASU 2014-08 on our results of operations or financial condition.

Other accounting pronouncements did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2014 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

On December 9, 2013 we reached a Settlement Agreement with Miranda and Associates under which we agreed to pay Miranda and Associates $235,000 in past due payments in monthly payments with total amount due payable by April 2016. The amount agreed upon also includes a 10% interest payment during the period in which balance is owed to Miranda and Associates.

ITEM 1A. Risk Factors

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

We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations during 2014 unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity. In addition, although various secured creditors holding approximately $2,006,750 in secured convertible notes and secured debentures have not exercised their rights to foreclose on all of our assets (including our intellectual property assets), no assurance can be given that these holders of secured debt will not exercise their remedies under our outstanding secured notes and secured debentures. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code. As a result, our 2013 financial statements include an explanatory paragraph by our independent registered public accounting firm describing the substantial doubt as to our ability to continue as a going concern.

As of May 20, 2014, we were in default on $3,361,500 in principal amount of our convertible notes, in default on $869,540 of accrued interest relating to those notes and we have not paid $371,745 in payroll taxes.

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

We have a history of only nominal revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of March 31, 2014, we had an accumulated deficit of $31,547,480. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully producing and selling our electric drive systems, lithium battery modules, flux vector motor controllers, and electric vehicles, renewable energy systems and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report describing the substantial doubt as to our ability to continue as a going concern.

Our independent auditors have issued a report describing the substantial doubt as to our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the year ended December 31, 2013 includes a paragraph that explains that we have incurred substantial losses. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors describing the substantial doubt as to the company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development and deployment of our heavy-duty electric vehicles, flux vector motor controllers, battery systems, renewable energy systems and electric drive systems. We urge potential investors to review this report before making a decision to invest in Balqon Corporation.

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of May 20, 2014, we had 36,891,530 shares of common stock outstanding, most of which were restricted under the Securities Act of 1933, as amended, or Securities Act.  All 36,891,530 shares of outstanding common stock, were issued by us more than six months prior to that date and, therefore, can be sold without restriction subject to the limitations imposed by Rule 144 of the Securities Act (of these 36,891,530 shares of our common stock that have been held for more than six months, 10,921,660 shares of our common stock are held by non-affiliates).  As of May 20, 2014, we also had outstanding options and warrants that were exercisable for approximately 10,295,500 shares of common stock and convertible notes and convertible debentures convertible into an aggregate of 6,260,988 shares of our common stock. Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

Our common stock is quoted on the OTC Pink® marketplace. The last reported sale price per share of our common stock on May 20, 2014, was $0.20. As a result, our common stock constitutes “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

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

_________________________
(*)       Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of May, 2014.

BALQON CORPORATION

By: /S/ BALWINDER SAMRA
Balwinder Samra,
President, Chief Executive Officer and Interim Chief Financial Officer (principal executive officer and principal financial officer)

