Form 10-Q
period 2014-06-30
BALQON CORP.
filed 2014-08-19
CIK 1169440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of August 19, 2014, was 36,891,530.

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

i

BALQON CORPORATION

QUARTERLY REPORT
ON

FORM 10-Q

TABLE OF CONTENTS

Page

PART I

FINANCIAL INFORMATION

ii

PART I – FINANCIAL INFORMATION

ITEM 1.     Condensed Financial Statements

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2014 (Unaudited)	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$9,295	$21,573
Accounts receivable, trade, net of allowance for doubtful accounts of $199,300 and $199,300, respectively	98,810	74,825
Inventories	201,077	276,202
Prepaid expenses	38,556	110,763
Total current assets	347,738	483,363
Property and equipment, net	15,997	19,747
Other assets:
Deposits	14,400	14,400
Total assets	$378,135	$517,510

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$2,528,711	$2,207,731
Accounts payable to related parties	2,903,050	2,700,250
Customer deposits	958,030	1,163,470
Payroll taxes payable	391,374	351,191
Accrued expenses to officer	916,959	804,467
Advances from shareholder	5,018	5,018
Derivative liability	1,578,538	1,076,792
Convertible notes – in default	3,361,500	3,361,500
Total current liabilities	12,643,180	11,670,419

SHAREHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,891,530 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	36,891	36,891
Additional paid in capital	19,982,383	19,982,383
Accumulated deficit	(32,284,319)	(31,172,183)
Total shareholders’ deficiency	(12,265,045)	(11,152,909)
Total liabilities and shareholders’ deficiency	$378,135	$517,510

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$427,057	$366,759	$851,075	$814,146
Cost of Revenues	354,928	373,651	691,907	800,848
Gross Profit (Loss)	72,129	(6,892)	159,168	13,298
Operating Expenses
General and administrative	298,516	397,154	532,459	1,178,085
Research and development	8,155	47,469	16,036	74,146
Depreciation and amortization	1,218	3,588	3,750	7,281
Total operating expenses	307,889	448,211	552,245	1,259,512
LOSS FROM OPERATIONS	(235,760)	(455,103)	(393,077)	(1,246,214)
Change in fair value of derivative liabilities	(391,780)	(87,086)	(501,746)	(258,039)
Interest expense	(109,299)	(93,792)	(217,313)	(489,951)
NET LOSS	$(736,839)	$(635,981)	$(1,112,136)	$(1,994,204)
Net loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.05)
Weighted average shares outstanding, basic and diluted	36,891,530	36,891,530	36,891,530	36,891,530

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (Unaudited)

	Common Stock, $0.001 Par Value		Additional Paid in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balances, December 31, 2013	36,891,530	$36,891	$19,982,383	$(31,172,183)	$(11,152,909)
Net loss	–	–	–	(1,112,136)	(1,112,136)
Balances, June 30, 2014	36,891,530	$36,891	$19,982,383	$(32,284,319)	$(12,265,045)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,112,136)	$(1,994,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,750	7,281
Fair value of common stock transferred by shareholder to settle Company debts	–	323,176
Change in fair value of derivative liability	501,746	258,039
Amortization of note discount	–	280,654
Changes in operating assets and liabilities:
Accounts receivable	(23,985)	(15,770)
Inventories	75,125	19,998
Prepaid expenses	72,207	25,316
Payroll taxes payable	40,182	23,530
Accounts payable and accrued expenses	636,272	988,257
Customer deposits	(205,441)	64,772
Net cash used in operating activities	(12,278)	(18,951)

Decrease in cash and cash equivalents	(12,278)	(18,951)
Cash and cash equivalents, beginning of period	21,573	33,869
Cash and cash equivalents, end of period	$9,295	$14,918

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

The Company

Balqon Corporation, a California corporation (“Balqon California”), was incorporated on April 21, 2005 and commenced business operations in 2006. On October 24, 2008, Balqon California completed a merger with BMR Solutions Inc., a Nevada corporation (“BMR”), with BMR being the survivor of the merger. Upon the closing, BMR changed its name to Balqon Corporation (the “Company”). The Company develops and manufactures complete drive systems and battery systems for electric vehicles, industrial equipment and renewable energy storage devices. The Company also designs and assembles electric powered yard tractors, short haul drayage tractors and inner city Class 7 and 8 delivery trucks utilizing its proprietary drive system technologies.

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three and six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2013 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2013 and 2012 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2014, the Company utilized cash flow from operations of $12,278. As of June 30, 2014, the Company had a net loss of $1,112,136 and shareholders’ deficiency of $12,265,045. In addition, the Company has not paid $391,374 in payroll taxes and is delinquent in payment of $3,361,500 in principal of its convertible notes and $968,578 of interest due on convertible notes payable. Pursuant to the terms of the notes, the non-payment of principal and interest by the Company constitutes an event of default and, as a result, the holders of the notes may accelerate payment of all amounts outstanding under the notes by giving written notice to the Company and thereby requiring that the Company immediately pay all principal and accrued and unpaid interest. If the holders of the notes were to declare the notes due and payable, the Company presently does not have the ability to pay these notes. In addition, as of June 30, 2014, $2,006,500 of the notes are secured under the terms of a security agreement granting the holders of the notes a security interest in all of the Company’s assets (including all intellectual property assets of the Company) subject to the interests of the holders of senior indebtedness (as that term is defined in the notes).

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve sustainable revenues and profitable operations. The Company’s independent auditors, in their report on our financial statements for the year ending December 31, 2013, expressed substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

The Company does not currently have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs in the very near-term. The Company believes that it has sufficient working capital to continue operations only through 2014 unless it successfully restructures its debt, experiences a significant improvement in sales and obtains other sources of liquidity. In addition, although various secured creditors holding approximately $2,006,500 in secured convertible notes and secured debentures have not exercised their rights to foreclose on all of the Company’s assets (including its intellectual property assets), no assurance can be given that these holders of secured debt will not exercise their remedies under the Company’s outstanding secured notes and secured debentures.

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

The Company determines whether delivery has occurred based on when title transfers and the risks and rewards of ownership have transferred to the buyer, which usually occurs when the Company place the products with the buyer’s carrier. The Company regularly reviews its customers’ financial positions to ensure that collectability is reasonably assured. Except for warranties, the Company has no post-sales obligations.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Recorded inventories at June 30, 2014 and December 31, 2013 do not include approximately $172,000 and $326,000 of batteries and other items held on consignment from Seven One Battery Company, an affiliate of the Company’s Chairman of the Board (See Note 5). Inventories consist of raw materials.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes. For the six months ended June 30, 2014 and 2013, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive.

The following table summarizes the weighted average shares and common stock equivalents outstanding as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Weighted average shares outstanding	36,891,530	36,891,530

Common stock equivalents:
Warrants exercisable into common shares	10,295,500	10,295,500
Notes payable convertible into common shares	6,814,583	6,814,583
Total common stock equivalents	17,110,083	17,110,083

Financial Assets and Liabilities Measured at Fair Value

The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses and accounts payable to related party. Management considers the carrying amounts to approximate their fair values due to their short-term nature. The Company also has outstanding convertible notes whose recorded value approximates its market value based upon the effective interest rates of the notes. The Company uses various inputs in determining the fair value of its investments and measures these assets on a recurring basis. Financial assets recorded at fair value in the condensed balance sheets are categorized by the level of objectivity associated with the inputs used to measure their fair value. Authoritative guidance provided by the Financial Accounting Standards Board (“FASB”) defines the following levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these financial assets:

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Inputs, other than the quoted prices in active markets, that is observable either directly or indirectly.

Level 3 Unobservable inputs based on the Company’s assumptions.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of June 30, 2014 and December 31, 2013.

June 30, 2014	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$1,578,538	$1,578,538

December 31, 2013	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$1,076,792	$1,076,792

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

The Company maintains cash balances at one bank. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institution that holds the Company’s cash is financially sound and, accordingly, minimal credit risk exists. As of June 30, 2014 and June 30, 2013 the Company did not have any amount in excess of insured limits maintained at the bank.

For the six months ended June 30, 2014, 27% of total revenues were from one customer. For the three months ended June 30, 2014, 51% of total revenues were from one customer. For the six months ended June 30, 2013, 14% of total revenues were from one customer. For the three months ended June 30, 2013, 32% of total revenues were from one customer. At June 30, 2014, a single customer represented 50% of total accounts receivable.

Accounts receivable from a single customer represented 69% of total accounts receivable at December 31, 2013.

For the six months ended June 30, 2014, 50% of costs of revenue were to one vendor. For the six months ended June 30, 2013 87% of the cost of revenue were to one vendor. For the three months ended June 30, 2014, 56% of costs of revenue were to one vendor. For the three months ended June 30, 2013, 78% of costs of revenue were to one vendor.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

At June 30, 2014, accounts payable to the largest vendor represented 58% of total accounts payable. The vendor is a related party. (See Note 5). At June 30, 2013, accounts payable to largest vendor represented 59% of total account payable balance. The vendor is a related party (see Note 5)

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

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

NOTE 2 – CONVERTIBLE PROMISSORY NOTES – IN DEFAULT

Convertible notes payable in default consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Subordinated secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (1)	$891,500	$891,500
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012 (2)	25,000	25,000
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (3)	1,330,000	1,330,000
Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (4)	775,000	775,000
Secured Convertible Note Payable, Interest at 10% per annum payable quarterly, due March 31, 2013 (5)	340,000	340,000
Convertible notes payable	$3,361,500	$3,361,500

(1)     In March 2009, the Company entered into agreements with 34 accredited investors for the sale by the Company of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,000,000 shares of the Company’s common stock at a conversion price of $1.00 per share of common stock, subject to adjustment. The notes are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes). Additionally, the Company issued three-year warrants to purchase an aggregate of 1,000,000 shares of the Company’s common stock at an exercise price of $1.50 per share.

During the three months ended March 31, 2012, the Company negotiated Amendment and Exchange Agreements with holders of its 10% unsecured notes payable that matured on March 31, 2012. The terms of the Amendment and Exchange Agreements provide that the maturity date of these notes (the “Amended Notes”) was extended until March 31, 2013, and are now currently in default. The Amended Notes continue to accrue quarterly interest at the rate of 10% and are subject to a security agreement. The Amendment and Exchange Agreements also provide that the Amended Notes are convertible into common stock of the Company at a price of $0.40 per share, subject to adjustment for a weighted average anti-dilution provision. In connection with the issuance of the Amended Notes, the Company issued three-year warrants to purchase up to 975,000 shares of common stock at an exercise price per share of $0.40. As of June 30, 2014 and December 31, 2013, $891,500 was outstanding under these notes.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

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

Each of the agreements governing the Amended Notes and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the Amended Notes or exercise price of the warrants issued with the Amended Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Amended Notes and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these conversion features and warrants as derivative liabilities upon issuance. The fair value of these conversion features and warrants was considered a note discount at issuance and was amortized as interest expense over the life of the Note. During the three months ended March 31, 2013 the Company included in interest expense $207,357, relating to the amortization of this discount. As of June 30, 2014 and December 31, 2013, the note discount was fully amortized.

(2)     A holder of $25,000 in principal of the Company’s 10% Unsecured Convertible Promissory Notes issued between March 25, 2009 and June 19, 2009 did not accept the Company’s offer under the Amendment and Exchange Agreements (see note 1 above) to exchange this note for an Amended Note that matured on March 31, 2013. As such, this 10% Unsecured Convertible Promissory Note matured on March 31, 2012 and is in default due to non-payment of the note by the Company.

(3)     Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment. As of June 30, 2014 and December 31, 2013, $1,330,000 in principal was outstanding under these notes. The notes matured on September 1, 2012 and are presently in default due to non-payment.

The fair value of the conversion features and warrants was considered a note discount at issuance and was amortized as interest expense over the life of the Note. As of June 30, 2014 and December 31, 2013, the note discount was fully amortized.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

As of June 30, 2014 and December 31, 2013 $775,000 in principal was outstanding under these Debentures. The Debentures were due on September 30, 2012, and subsequently extended to, March 31, 2013 (the “Maturity Date”) and are now in default due to non-payment.  The Debentures are secured under the terms of a security agreement granting the holders of the Debentures a security interest in all of the Company’s personal property.

Each of the agreements governing the Debentures and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance. The fair value of the conversion features and warrants was considered a note discount at issuance and was amortized as interest expense over the life of the Note. As of June 30, 2014 and December 31, 2013, the note discount was fully amortized.

(5)     On May 18, 2012, the Company entered into Agreements with 3 accredited investors for a sale by the Company of an aggregate of $340,000 10% Secured Subordinated Convertible Promissory Notes (the “May 2012 Notes”) which are convertible into an aggregate of 850,000 shares of the Company’s common stock at a conversion price of $0.40 per share of common stock, subject to adjustment. The notes were due on March 31, 2013 and are now in default due to non-payment. The May Notes are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes).  The notes pay quarterly interest at the rate of 10% and are subject to a security agreement that secures the Notes by the Company’s assets. The security agreement is subordinate to existing bank financing and the Debentures (as defined below) that currently have a principle balance due of $775,000 and the Amended Notes that currently have a balance due of $891,500.  Additionally, the Company issued three-year warrants to purchase an aggregate of 340,000 shares of the Company’s common stock at an exercise price of $0.40 per share, subject to standard anti-dilution adjustments. As of June 30, 2014 and December 31, 2013 $340,000 was outstanding under these notes.

The conversion price of the May 2012 Notes are subject to full ratchet anti-dilution provisions and also subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend.  Each of the agreements governing the May 2012 Notes include an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the May 2012 Notes. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of the conversion feature of the notes as derivative liabilities upon issuance. The fair value of the conversion features and warrants was considered a note discount at issuance and was amortized as interest expense over the life of the Note. As of June 30, 2014 and December 31, 2013, the note discount was fully amortized.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

The derivative liabilities were valued using a probability weighted average Black-Scholes Merton Option pricing model with the following assumptions:

	June 30, 2014	December 31, 2013
Conversion feature:
Risk-free interest rate	0.11%	0.13%
Expected volatility	295%	229%
Expected life (in years)	1 year	.75 years
Expected dividend yield	0	0
Warrants:
Risk-free interest rate	0.11%	0.13%
Expected volatility	295%	229%
Expected life (in years)	1.25 years	1.75 years
Expected dividend yield	0	0
Fair Value:
Conversion feature	$1,233,297	$982,792
Warrants	345,241	94,000
	$1,578,538	$1,076,792

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

As of June 30, 2014 and December 31, 2013, the aggregate derivative liability of the conversion feature and the warrants was $1,578,538 and $1,076,792 respectively. For the six months ended June 30, 2014, the Company recorded a change in fair value of the derivative liabilities of $501,746.

NOTE 4 – STOCK OPTIONS AND WARRANTS

Stock Options

Under our 2008 Stock Incentive plan, we have authorized 7,500,000 shares of common stock for employee incentive. As June 30, 2014, no options to purchase shares of common stock were issued and outstanding under the 2008 Plan.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

Warrants

At June 30, 2014, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2013	10,295,500	$0.44
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at June 30, 2014	10,295,500	$0.44

The following table summarizes information about stock warrants outstanding and exercisable as of June 30, 2014:

	Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.40	8,745,500	(i)	$0.40	2.0	8,745,500	$0.40
$0.64	1,500,000		$0.64	2.5	1,500,000	$0.64
$1.00	50,000		$1.00	1.4	50,000	$1.00
	10,295,500				10,295,500

As of June 30, 2014, there was no intrinsic value of the warrants outstanding and exercisable

(i) As of June 30, 2014, agreements governing 1,843,000 of the warrants exercisable at $0.40 per share include an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the exercise price of these warrants.

NOTE 5 – RELATED PARTY TRANSACTIONS

Amounts due Shareholder

As of June 30, 2014 and December 31, 2013, $5,018 of advances from shareholders was advanced to the Company by its President, Mr. Balwinder Samra, and is payable to Mr. Samra. This amount due to Mr. Samra, a related party, is unsecured, non-interest bearing, and does not have defined terms of repayment.

As of June 30, 2014 and December 31, 2013 our Chief Executive Officer, Mr. Balwinder Samra, was owed an aggregate amount of $916,959 and $804,467, respectively in accrued salaries earned in prior periods under the terms of his employment agreement, which amounts are included in the balance of accrued expenses to officer on the accompanying balance sheet.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (Unaudited)

Transactions with related entities

During the three months ended June 30, 2014, the Company made purchases of $175,780 from related parties. As of June 30, 2014 and December 2013, the Company had trade accounts payable to related parties of $2,903,050 and $2,700,250, respectively. The related parties are suppliers of the Company related by common ownership to the Company’s Chairman.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

City of Los Angeles Agreement

During 2009, under the terms of the Company’s agreement with the City of Los Angeles, the Company requested and was issued an advance payment in the amount of $1,159,601. This advance payment was recorded as a customer deposit. During June 2012, the Company billed $630,000 to the City of Los Angeles to upgrade six of the electric trucks previously delivered from lead acid batteries to lithium ion batteries. This billed amount was applied as a reduction of the advance payment leaving an unpaid balance of $529,601 on this advance as of June 30, 2014. The Company’s agreement with the City of Los Angeles has been terminated. The Company anticipates selling additional products and services during the next nine months to reduce the unpaid balance.

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

We are in default of $3,361,500 in principal amount of our convertible notes and $968,578 of accrued interest on these notes. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. See “Risk Factors.”

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

In February 2014, we installed a 400 kilo watt hour (kWhr) lithium battery storage system at a steel plant in the United States for energy saving applications. This installation includes 80 Kw solar panel array that charges the batteries during the day which provides stored energy to the manufacturing plant during peak hours of operation. This project is the largest installation of our high capacity lithium battery system in a commercial application. We believe significant growth in use of solar energy in commercial applications to reduce energy costs combined with our deployment of large energy storage system will result in increased growth in sales of our energy storage product line.

In January 2014, the Company signed an agreement with the California Air Quality Management District (“AQMD “) to deliver three on-road Class 8 lithium battery powered electric tractors for an aggregate amount of $925,000. Under this agreement, the Company is required to develop the next generation of our Model MX30 with fast charging capabilities using a direct current (“DC”) charger. We anticipate that the DC charger will reduce charge times of our heavy duty vehicles from eight hours to two hours. As of the date of this report, the Company has completed design and started manufacturing of the first unit. The Company plans to start shipments under this contract during the latter part of 2014.

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

Financial Condition and Results of Operations

Our total revenues increased by $60,298, or 16%, to $427,057 for the three months ended June 30, 2014 as compared to $366,759 for the three months ended June 30, 2013. The increase in revenues was as a result of increased vehicle and drive system sales. Gross profit during the three months ended June 30, 2014 was $72,128 up $79,020, or 1147%, from the same period in 2013. This increase is primarily due to the change in sales product mix with higher percentage of sales related to battery sales to large OEM’s. We reported a net loss of $736,839 for the three months ended June 30, 2014 as compared to a net loss of $635,981 for the three months ended June 30, 2013. Losses from operations as a percentage of sales during the three months ended June 30, 2014 was 55%, as compared to losses from operations as a percentage of sales of 124% during the three months ended June 30, 2013. The increase in losses during the three months ended June 30, 2014 is primarily attributable to decreases in general and administrative expenses and research and development costs. A $391,780 loss on the change in the fair value of the derivative liability was realized during the three months ended June 30, 2014 while an $87,086 loss on the change in the fair value of the derivative liability was realized during the three months ended June 30, 2013.

Our product mix during the second quarter of 2014 varied slightly from our product mix during the second quarter of 2013. Sales of our energy storage systems accounted for 11% of our total sales during the second quarter of 2014 as compared to 16% in 2013. Sales of our drive systems accounted for 9% of our total sales during the second quarter of 2014 as compared to less than 1% during 2013 of the same quarter. Sales of our lithium batteries remained unchanged and accounted for 74% of our total sales during the second quarter of 2014 as well as 2013.

As of June 30, 2014, we had a working capital deficiency of $12,295,442, shareholders’ deficiency of $12,265,045 and reported a net loss for the six months ended June 30, 2013 of $1,112,136. Our plans for correcting these deficiencies include increased sales of our products and the raising of capital, which we expect will help provide us with the liquidity necessary to meet operating expenses. Over the longer-term, we plan to achieve profitability through the sale of our battery systems, drive systems, electric vehicles and other products.

As of August 19, 2014 we had a backlog of $2,366,915. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report, 64% of our backlog consists of vehicles, 22% consists of batteries, 8% consists of a drive system, 2% consists of vehicles system, 3% consists of controllers and the remaining 1% consists of parts and accessories. As of the date of this report, 76 % of our backlog consists of U.S. customers, while 24 % consists of international customers. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

The tables presented below, which compare our results of operations from one period to another, present the results for each period, the change in those results from one period to another in both dollars and percentage change, and the results for each period as a percentage of net revenues. The columns present the following:

•	The first two data columns in each table show the absolute results for each period presented.

•	The columns entitled “Dollar Variance” and “Percentage Variance” shows the change in results, both in dollars and percentages. These two columns show favorable changes as a positive and unfavorable changes as negative. For example, when our net revenues increase from one period to the next, that change is shown as a positive number in both columns. Conversely, when expenses increase from one period to the next, that change is shown as a negative in both columns.

•	The last two columns in each table show the results for each period as a percentage of net revenues.

Second Quarter of 2014 Compared to the Second Quarter of 2013

	Three Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for the Three Months Ended June 30,
	2014	2013	Favorable	Favorable
	(Unaudited)	(Unaudited)	(Unfavorable)	(Unfavorable)	2014	2013
Net revenues	$427,057	$366,759	$60,298	16%	100%	100%
Cost of revenues	354,928	373,651	18,723	5%	83%	102%
Gross profit (loss)	72,129	(6,892)	79,020	1147%	17%	(2)%
General and administrative expenses	298,516	397,154	98,638	25%	70%	108%
Research and development	8,155	47,469	39,314	83%	2%	13%
Depreciation and amortization	1,218	3,588	2,370	66%	<1%	1%
Change in derivative liability	(391,780)	(87,086)	(304,694)	(350)%	(92)%	(24)%
Interest expense	(109,299)	(93,792)	(15,507)	(17)%	26%	26%
Net loss	($736,839)	($635,981)	$(100,858)	(16)%	(173)%	(173)%

Net Revenues.  The 16% increase in our revenues during the three months ended June 30, 2014 is largely due to an increase in drive system sales.

Gross Profit.  Gross profit during the second quarter of 2014 was $72,129, up $79,020 or 1147% compared to the second quarter of 2013. The increase in gross profit margins in 2014 as compared to 2013 is attributable to the change in sales product mix with higher percentage of sales related to battery sales to large OEM’s.

General and Administrative Expenses.  During the second quarter of 2014, we decreased our general and administrative expenses by $98,638 compared to the same period in 2013. This decrease is comprised of an increase in unapplied overhead of $37,969, a decrease in accounting and audit fees of $6,769 and a decrease in legal fees of $37,895. We expect to maintain our general and administrative expenses at the current level of percentage of revenues for the near term.

Research and Development Expenses. The decrease in research and development expenses of $39,314 is primarily due to a decrease in salaries and wages associated with a reduced headcount in our research and development group.  We expect our research and development expenses to increase during the remainder of the year as we develop new technologies and improved drive systems for our OEM partners worldwide.

Depreciation and Amortization. The decrease in depreciation and amortization expenses of $2,370 is largely due to assets that became fully-depreciated during the year ended December 31, 2013, as such depreciation expense was less recorded during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Change in Fair Value of Derivative Liability. During the quarter ended June 30, 2014, the aggregate fair value of our derivatives increased to $1,578,538.  This amount was determined by management using a probability weighted average Black-Scholes Merton Option pricing model.  During the quarter ended June 30, 2014, the change in the fair value of derivatives on our financial statements was reported as an increase of $391,780. During the quarter ended June 30, 2013, the change in the fair value of derivatives on our financial statements was reported as an increase of $87,086. The change in the fair value of the derivative liability from the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013, was $304,694.

Interest Expense. The increase in interest expense of $15,507 is attributable to bank fees related to credit card transactions.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	Six Months Ended June 30,		Dollar Variance	Percentage Variance	Results as a Percentage of Net Revenues for Six Months Ended June 30,
	2014	2013	Favorable	Favorable
	(Unaudited)	(Unaudited)	(Unfavorable)	(Unfavorable)	2014	2013
Net revenues	$851,075	$814,146	$36,929	5%	100%	100%
Cost of revenues	691,907	800,848	108,941	14%	81%	98%
Gross profit	159,168	13,298	145,870	1097%	19%	2%
General and administrative expenses	532,459	1,178,085	645,626	55%	63%	145%
Research and development	16,036	74,146	58,110	78%	2%	9%
Depreciation and amortization	3,750	7,281	3,531	48%	<1%	1%
Change in derivative liability	(501,746)	(258,039)	(243,707)	94%	(59)%	(32)%
Interest expense	(217,313)	(489,951)	272,638	56%	(26)%	(60)%
Net loss	($1,112,136)	($1,994,204)	$882,068	44%	(131)%	(245)%

Net Revenues.  The 5% increase in our revenues during the six months ended June 30, 2014 is largely due to an increase in drive system sales.

Gross Profit.  During the first six months of 2014 our gross profit was $159,168, up $145,870 or 1097% compared to the first six months of 2013. The increase in gross profit margins in 2014 as compared to 2013 is attributable to the change in sales product mix with higher percentage of sales related to battery sales to large OEM’s.

General and Administrative Expenses.  During the first six months of 2014, we decreased our general and administrative expenses by $645,626 compared to the same period in 2013. This decrease includes a decrease in unapplied overhead of $78,705, a decrease in accounting and audit fees of $9,327 and a decrease in legal fees of $46,930. We expect to maintain our general and administrative expenses at the current level of percentage of revenues for the near term.

Research and Development Expenses. The decrease in research and development expenses of $58,110 is primarily due to a decrease in salaries and wages associated with a reduced headcount in our research and development group.  We expect our research and development expenses to increase during the remainder of the year as we develop new technologies and improved drive systems for our OEM partners worldwide.

Depreciation and Amortization. The decrease in depreciation and amortization expenses of $3,531 is largely due to assets that became fully-depreciated during the year ended December 31, 2013, as such depreciation expense was less recorded during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Change in Fair Value of Derivative Liability. During the six months ended June 30, 2014, the aggregate fair value of our derivatives increased to $1,578,538.  This amount was determined by management using a probability weighted average Black-Scholes Merton Option pricing model.  During the six months ended June 30, 2014, the change in the fair value of derivatives on our financial statements was reported as an increase of $501,746. During the six month ended June 30, 2013, the change in the fair value of derivatives on our financial statements was reported as an increase of $258,039. The change in the fair value of the derivative liability from the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, was $243,707.

Interest Expense. The decrease in interest expense of $272,638 is largely attributable to reduced amortization of the beneficial conversion feature of the convertible notes payable.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations only through the remainder of 2014, unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity. We are in default on $3,361,500 in principal amount of our convertible notes and in default on $968,578 of accrued interest on these notes. We are also delinquent on $391,374 of payroll taxes. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful.

During the six months ended June 30, 2014, we funded our operations from cash provided from operations, and use of proceeds from sale of batteries consigned to us by SOL, a related party. As of June 30, 2014 we had a working capital deficiency of $12,295,442 as compared to working capital deficiency of $11,187,056 at December 31, 2013. At June 30, 2014, and December 31, 2013 we had an accumulated deficiency of $32,284,319 and $31,172,183, respectively, and cash and cash equivalents of $9,295 and $21,573, respectively.

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

Our available capital resources at June 30, 2014 consisted primarily of approximately $9,295 in cash and cash equivalents. We expect that our future available capital resources will consist primarily of cash on hand, sale of consigned batteries, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used by operating activities for the six months ended June 30, 2014 was $12,278 as compared to cash used by operating activities in 2013 of $18,951. During the six months ended June 30, 2014, cash flows from operating activities included a net loss of $1,112,136 and change in fair value of derivative liability of $501,746. Material changes in asset and liabilities at June 30, 2014 as compared to December 31, 2013 that affected these results include:

•	an increase in accounts receivable of $23,985;

•	a decrease in inventory of $75,125;

•	a net increase in accounts payable and accrued expenses of $636,272, of which $523,780 was an increase in related party accounts payable and $112,492 was an increase in accrued salary to our Chief Executive Officer, Mr. Samra; and

•	a decrease of $205,441 in customer deposits.

Cash used by financing activities totaled none for the first six months of 2014.

We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment. We presently have 6 employees on a full-time basis and 2 part time consultants and expect to hire additional personnel pursuant to increase in market demand. We plan on adding staff to meet our current operational plan for the remainder of 2014.

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

Backlog

As of August 19, 2014, we had a backlog of $2,366,915. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report, 64% of our backlog consists of vehicles, 22% consists of batteries, 8% consists of a drive system, 2% consists of vehicles system, 3% consists of controllers and the remaining 1% consists of parts and accessories. As of the date of this report, 76 % of our backlog consists of U.S. customers, while 24% consists of international customers. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

Effects of Inflation

The impact of inflation and changing prices has not been significant on the financial condition or results of operations of our company.

Impacts of New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers.  ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  Management is currently assessing the impact the adoption of ASU 2014-09 and has not determined the effect of the standard on our ongoing financial reporting.

In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on our operations and financial results should be presented as discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. We are currently evaluating the impact of adopting ASU 2014-08 on our results of operations or financial condition.

Other accounting pronouncements did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2014 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

We currently have no material legal proceedings pending.

ITEM 1A. Risk Factors

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

We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations only through the remainder of 2014 unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity. In addition, although various secured creditors holding approximately $2,006,750 in secured convertible notes and secured debentures have not exercised their rights to foreclose on all of our assets (including our intellectual property assets), no assurance can be given that these holders of secured debt will not exercise their remedies under our outstanding secured notes and secured debentures. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code. As a result, our 2013 financial statements include an explanatory paragraph by our independent registered public accounting firm describing the substantial doubt as to our ability to continue as a going concern.

As of August 19, 2014, we were in default on $3,361,500 in principal amount of our convertible notes, in default on $968,578 of accrued interest relating to those notes and we have not paid $391,374 in payroll taxes.

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

We have a history of only nominal revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of June 30, 2014, we had an accumulated deficit of $32,284,319. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully producing and selling our electric drive systems, lithium battery modules, flux vector motor controllers, and electric vehicles, renewable energy systems and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report describing the substantial doubt as to our ability to continue as a going concern.

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of August 19, 2014, we had 36,891,530 shares of common stock outstanding, most of which were restricted under the Securities Act of 1933, as amended, or Securities Act.  All 36,891,530 shares of outstanding common stock, were issued by us more than six months prior to that date and, therefore, can be sold without restriction subject to the limitations imposed by Rule 144 of the Securities Act (of these 36,891,530 shares of our common stock that have been held for more than six months, 10,921,660 shares of our common stock are held by non-affiliates).  As of August 19, 2014, we also had outstanding options and warrants that were exercisable for approximately 10,295,500 shares of common stock and convertible notes and convertible debentures convertible into an aggregate of 6,260,988 shares of our common stock. Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

Our common stock is quoted on the OTC Pink® marketplace. The last reported sale price per share of our common stock on August 19, 2014, was $(0.15). As a result, our common stock constitutes “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

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

Date: August 19, 2014	BALQON CORPORATION

	By:	/s/ BALWINDER SAMRA
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

