Form 10-Q
period 2014-09-30
BALQON CORP.
filed 2014-11-19
CIK 1169440

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the Registrant’s common stock, $0.001 par value, as of November 19, 2014, was 36,891,530.

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

i

BALQON CORPORATION

QUARTERLY REPORT
ON

FORM 10-Q

TABLE OF CONTENTS

ii

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

BALQON CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,124	$21,573
Accounts receivable, trade, net of allowance for doubtful accounts of $199,300 and $199,300, respectively	109,190	74,825
Inventories	118,877	276,202
Prepaid expenses	19,476	110,763
Total current assets	250,667	483,363
Property and equipment, net	14,779	19,747
Other assets:
Deposits	14,400	14,400

Total assets	$279,846	$517,510

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$2,705,759	$2,207,731
Accounts payable to related parties	2,942,650	2,700,250
Customer deposits	447,260	1,163,470
Payroll taxes payable	402,823	351,191
Accrued expenses due to officer	979,000	804,467
Advances from shareholder	5,018	5,018
Derivative liability	790,542	1,076,792
Convertible notes – in default	3,361,500	3,361,500

Total current liabilities	11,634,552	11,670,419

SHAREHOLDERS’ DEFICIENCY
Common stock, $0.001 par value, 100,000,000 shares authorized, 36,891,530 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	36,891	36,891
Additional paid in capital	19,982,383	19,982,383
Accumulated deficit	(31,373,980)	(31,172,183)
Total shareholders’ deficiency	(11,354,706)	(11,152,909)

Total liabilities and shareholders’ deficiency	$279,846	$517,510

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$721,806	$306,989	$1,572,881	$$1,121,135
Cost of Revenues	243,315	287,208	935,222	1,088,056
Gross Profit	478,491	19,781	637,659	33,079
Operating Expenses
General and administrative	242,890	277,887	775,349	1,455,972
Research and development	3,484	13,385	19,520	87,531
Depreciation and amortization	1,218	3,543	4,968	10,824
Total operating expenses	247,592	294,815	799,837	1,554,327
PROFIT (LOSS) FROM OPERATIONS	230,899	(275,034)	(162,178)	(1,521,248)
Change in fair value of derivative liabilities	787,996	337,039	286,250	79,000
Interest expense	(108,556)	(90,042)	(325,869)	(579,993)
NET INCOME (LOSS)	$910,339	$(28,037)	$(201,797)	$(2,022,241)
Net loss per share – basic and diluted	$0.02	$0.00	$(0.01)	$(0.05)
Weighted average shares outstanding, basic and diluted	36,891,530	36,891,530	36,891,530	36,891,530

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENT OF SHAREHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (Unaudited)

	Common Stock, $0.001 Par Value		Additional Paid in	Accumulated
	Number	Amount	Capital	Deficit	Total
Balances, December 31, 2013	36,891,530	$36,891	$19,982,383	$(31,172,183)	$(11,152,909)
Net loss	–	–	–	(201,797)	(201,797)
Balances, September 30, 2014	36,891,530	$36,891	$19,982,383	$(31,373,980)	$(11,354,706)

The accompanying notes are an integral part of these condensed financial statements.

BALQON CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(201,797)	$(2,022,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,968	10,824
Fair value of common stock transferred by shareholder to settle Company debts	–	323,176
Change in fair value of derivative liability	(286,250)	(79,000)
Amortization of note discount	–	280,654
Changes in operating assets and liabilities:
Accounts receivable	(34,365)	(20,382)
Inventories	157,325	(35,087)
Prepaid expenses	91,287	18,291
Payroll taxes payable	51,632	29,864
Accounts payable and accrued expenses	914,961	1,281,073
Customer deposits	(716,210)	241,385
Net cash provided by (used in) operating activities	(18,449)	28,557

Decrease in cash and cash equivalents	(18,449)	28,557
Cash and cash equivalents, beginning of period	21,573	33,869
Cash and cash equivalents, end of period	$3,124	$62,426

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

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

Basis of Presentation of Unaudited Financial Information

The unaudited financial statements of the Company for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K for scaled disclosures for smaller reporting companies. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of December 31, 2013 was derived from the audited financial statements included in the Company’s financial statements as of and for the years ended December 31, 2013 and 2012 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014. These financial statements should be read in conjunction with that report.

Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2014, the Company utilized cash flow from operations of $18,449 and incurred a net loss of $201,797. As of September 30, 2014, the Company had a shareholders’ deficiency of $11,354,706. In addition, the Company has not paid $402,823 in payroll taxes and is delinquent in payment of $3,361,500 in principal of its convertible notes and $1,068,115 of interest due on convertible notes payable. Pursuant to the terms of the notes, the non-payment of principal and interest by the Company constitutes an event of default and, as a result, the holders of the notes may accelerate payment of all amounts outstanding under the notes by giving written notice to the Company and thereby requiring that the Company immediately pay all principal and accrued and unpaid interest. If the holders of the notes were to declare the notes due and payable, the Company presently does not have the ability to pay these notes. In addition, as of September 30, 2014, $2,006,500 of the notes are secured under the terms of a security agreement granting the holders of the notes a security interest in all of the Company’s assets (including all intellectual property assets of the Company) subject to the interests of the holders of senior indebtedness (as that term is defined in the notes).

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

The Company does not currently have sufficient liquidity to meet its anticipated working capital, debt service and other liquidity needs in the very near-term. The Company believes that it has sufficient working capital to continue operations only through the next six month unless it successfully restructures its debt, experiences a significant improvement in sales and obtains other sources of liquidity. In addition, although various secured creditors holding approximately $2,006,500 in secured convertible notes and secured debentures have not exercised their rights to foreclose on all of the Company’s assets (including its intellectual property assets), no assurance can be given that these holders of secured debt will not exercise their remedies under the Company’s outstanding secured notes and secured debentures.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined principally on a first-in-first-out average cost basis. Recorded inventories at September 30, 2014 and December 31, 2013 do not include approximately $172,000 and $326,000 of batteries and other items held on consignment from Seven One Battery Company, an affiliate of the Company’s Chairman of the Board (See Note 5). Inventories consist of raw materials.

Loss Per Share

Basic loss per share has been computed using the weighted average number of common shares outstanding and issuable during the period. Diluted loss per share is computed based on the weighted average number of common shares and all common equivalent shares outstanding during the period in which they are dilutive. Common equivalent shares consist of shares issuable upon the exercise of stock options, warrants or other convertible securities such as convertible notes. For the nine months ended September 30, 2014 and 2013 and the three months ended September 30, 2013, common stock equivalent shares have been excluded from the calculation of loss per share as their effect is anti-dilutive. For the three months ended September 30, 2014, the effect of potentially dilutive securities is not reflected in diluted net income per share as the exercise prices of common stock equivalents were higher than the average fair market value of common shares during the reporting period.

The following table summarizes the weighted average shares and common stock equivalents outstanding as of September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Weighted average shares outstanding	36,891,530	36,891,530
Common stock equivalents:
Warrants exercisable into common shares	10,295,500	10,295,500
Notes payable convertible into common shares	6,814,583	6,814,583
Total common stock equivalents	17,110,083	17,110,083

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

The following table presents certain investments and liabilities of the Company’s financial assets measured and recorded at fair value on the Company’s condensed balance sheets on a recurring basis and their level within the fair value hierarchy as of September 30, 2014 and December 31, 2013.

September 30, 2014	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$790,542	$790,542

December 31, 2013	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability	$–	$–	$1,076,792	$1,076,792

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

The Company maintains cash balances at one bank. At times, the amount on deposit exceeds the federally insured limits. Management believes that the financial institution that holds the Company’s cash is financially sound and, accordingly, minimal credit risk exists. As of September 30, 2014 and September 30, 2013 the Company did not have any amount in excess of insured limits maintained at the bank.

For the nine months ended September 30, 2014, 34% of total revenues were from one customer. For the three months ended September 30, 2014, 73% of total revenues were from one customer. For the nine months ended September 30, 2013, 29% of total revenues were from one customer. For the three months ended September 30, 2013, 57% of total revenues were from one customer. At September 30, 2014, a single customer represented 45% of total accounts receivable. Accounts receivable from a single customer represented 69% of total accounts receivable at December 31, 2013.

For the nine months ended September 30, 2014, 45% of costs of revenue were to one vendor. For the nine months ended September 30, 2013 87% of the cost of revenue were to one vendor. For the three months ended September 30, 2014, 80% of costs of revenue were to one vendor. For the three months ended September 30, 2013, 86% of costs of revenue were to one vendor.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

At September 30, 2014, accounts payable to the largest vendor represented 57% of total accounts payable. The vendor is a related party. (See Note 5). At September 30, 2013, accounts payable to largest vendor represented 60% of total account payable balance. The vendor is a related party (see Note 5).

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (ASU 2014-15), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-15 on the Company’s financial statement presentation and disclosures.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

NOTE 2 –CONVERTIBLE PROMISSORY NOTES – IN DEFAULT

Convertible notes payable in default consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Subordinated secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (1)	$891,500	$891,500
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2012 (2)	25,000	25,000
Subordinated unsecured convertible notes payable, interest at 10% per annum payable quarterly, due September 1, 2012 (3)	1,330,000	1,330,000
Senior secured convertible notes payable, interest at 10% per annum payable quarterly, due March 31, 2013 (4)	775,000	775,000
Secured Convertible Note Payable, Interest at 10% per annum payable quarterly, due March 31, 2013 (5)	340,000	340,000

Convertible notes payable	$3,361,500	$3,361,500

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

During the three months ended March 31, 2012, the Company negotiated Amendment and Exchange Agreements with holders of its 10% unsecured notes payable that matured on March 31, 2012. The terms of the Amendment and Exchange Agreements provide that the maturity date of these notes (the “Amended Notes”) was extended until March 31, 2013, and are now currently in default. The Amended Notes continue to accrue quarterly interest at the rate of 10% and are subject to a security agreement. The Amendment and Exchange Agreements also provide that the Amended Notes are convertible into common stock of the Company at a price of $0.40 per share, subject to adjustment for a weighted average anti-dilution provision. In connection with the issuance of the Amended Notes, the Company issued three-year warrants to purchase up to 975,000 shares of common stock at an exercise price per share of $0.40. As of September 30, 2014 and December 31, 2013, $891,500 was outstanding under these notes.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

Each of the agreements governing the Amended Notes and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the Amended Notes or exercise price of the warrants issued with the Amended Notes. The Company considered the current FASB guidance of “Determining Whether an Instrument Indexed to an Entity’s Own Stock” which indicates that any adjustment to the fixed amount (either conversion price or number of shares) of the instrument regardless of the probability or whether or not within the issuers’ control, means the instrument is not indexed to the issuers own stock. Accordingly, the Company determined that the conversion price of the Amended Notes and the exercise price of the warrants are not a fixed amount because they are subject to fluctuation based on the occurrence of future offerings or events. As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the initial fair value of these conversion features and warrants as derivative liabilities upon issuance. The fair value of these conversion features and warrants was considered a note discount at issuance and was amortized as interest expense over the life of the Note. During the three months ended March 31, 2013 the Company included in interest expense $207,357, relating to the amortization of this discount. As of September 30, 2014 and December 31, 2013, the note discount was fully amortized.

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

(3) Between February 5, 2010 and April 12, 2010, the Company entered into agreements with seven accredited investors for the sale by the Company of an aggregate of $1,500,000 of 10% Unsecured Subordinated Convertible Promissory Notes which are convertible into an aggregate of 1,999,993 shares of the Company’s common stock at a conversion price of $0.75 per share of common stock, subject to adjustment. As of September 30, 2014 and December 31, 2013, $1,330,000 in principal was outstanding under these notes. The notes matured on September 1, 2012 and are presently in default due to non-payment.

The fair value of the conversion features and warrants was considered a note discount at issuance and was amortized as interest expense over the life of the Note. As of September 30, 2014 and December 31, 2013, the note discount was fully amortized.

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

As of September 30, 2014 and December 31, 2013 $775,000 in principal was outstanding under these Debentures. The Debentures were due on September 30, 2012, and subsequently extended to, March 31, 2013 (the “Maturity Date”) and are now in default due to non-payment.  The Debentures are secured under the terms of a security agreement granting the holders of the Debentures a security interest in all of the Company’s personal property.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

Each of the agreements governing the Debentures and warrants includes an anti-dilution provision that allows for the automatic reset of the conversion or exercise price upon any future sale of common stock instruments at or below the current exercise price. As a result, the Company determined that the conversion features and the warrants are not considered indexed to the Company’s own stock and characterized the fair value of these warrants as derivative liabilities upon issuance. The fair value of the conversion features and warrants was considered a note discount at issuance and was amortized as interest expense over the life of the Note. As of September 30, 2014 and December 31, 2013, the note discount was fully amortized.

(5) On May 18, 2012, the Company entered into Agreements with 3 accredited investors for a sale by the Company of an aggregate of $340,000 10% Secured Subordinated Convertible Promissory Notes (the “May 2012 Notes”) which are convertible into an aggregate of 850,000 shares of the Company’s common stock at a conversion price of $0.40 per share of common stock, subject to adjustment. The notes were due on March 31, 2013 and are now in default due to non-payment. The May Notes are subordinated to the right to the prior payment of all Senior Indebtedness (as defined in the notes).  The notes pay quarterly interest at the rate of 10% and are subject to a security agreement that secures the Notes by the Company’s assets. The security agreement is subordinate to existing bank financing and the Debentures (as defined below) that currently have a principle balance due of $775,000 and the Amended Notes that currently have a balance due of $891,500.  Additionally, the Company issued three-year warrants to purchase an aggregate of 340,000 shares of the Company’s common stock at an exercise price of $0.40 per share, subject to standard anti-dilution adjustments. As of September 30, 2014 and December 31, 2013 $340,000 was outstanding under these notes.

The conversion price of the May 2012 Notes are subject to full ratchet anti-dilution provisions and also subject to adjustment based on stock splits, stock dividends, spin-offs, rights offerings, or recapitalization through a large, nonrecurring cash dividend. Each of the agreements governing the May 2012 Notes include an anti-dilution provision that allows for the automatic reset of the conversion price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the current conversion price of the May 2012 Notes. As a result, the Company determined that the conversion features are not considered indexed to the Company’s own stock and characterized the fair value of the conversion feature of the notes as derivative liabilities upon issuance. The fair value of the conversion features and warrants was considered a note discount at issuance and was amortized as interest expense over the life of the Note. As of September 30, 2014 and December 31, 2013, the note discount was fully amortized.

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

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

The derivative liabilities were valued using a probability weighted average Black-Scholes Merton Option pricing model with the following assumptions:

	September 30, 2014	December 31, 2013
Conversion feature:
Risk-free interest rate	0.10%	0.13%
Expected volatility	291%	229%
Expected life (in years)	.75 years	.75 years
Expected dividend yield	0	0

Warrants:
Risk-free interest rate	0.10%	0.13%
Expected volatility	291%	229%
Expected life (in years)	1.00 years	1.75 years
Expected dividend yield	0	0

Fair Value:
Conversion feature	$673,435	$982,792
Warrants	117,107	94,000
	$790,542	$1,076,792

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

As of September 30, 2014 and December 31, 2013, the aggregate derivative liability of the conversion feature and the warrants was $790,542 and $1,076,792 respectively. For the nine months ended September 30, 2014, the Company recorded a change in fair value of the derivative liabilities of $286,250.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

NOTE 4 – STOCK OPTIONS AND WARRANTS

Stock Options

Under our 2008 Stock Incentive plan, we have authorized 7,500,000 shares of common stock for employee incentive. As September 30, 2014, no options to purchase shares of common stock were issued and outstanding under the 2008 Plan.

Warrants

At September 30, 2014, warrants shares outstanding were as follows:

	Shares	Weighted Average Exercise Price
Balance at December 31, 2013	10,295,500	$0.44
Granted	–	–
Exercised	–	–
Expired	–	–
Balance at September 30, 2014	10,295,500	$0.44

The following table summarizes information about stock warrants outstanding and exercisable as of September 30, 2014:

	Warrants Outstanding				Warrants Exercisable
Range of Exercise Prices	Number of Shares Underlying Warrants		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Shares	Weighted Average Exercise Price
$0.40	8,745,500	(i)	$0.40	1.75	8,745,500	$0.40
$0.64	1,500,000		$0.64	2.25	1,500,000	$0.64
$1.00	50,000		$1.00	1.25	50,000	$1.00
	10,295,500				10,295,500

As of September 30, 2014, there was no intrinsic value of the warrants outstanding and exercisable

(i) As of September 30, 2014, agreements governing 1,843,000 of the warrants exercisable at $0.40 per share include an anti-dilution provision that allows for the automatic reset of the exercise price upon any future sale of the Company’s common stock, warrants, options, convertible debt or any other equity-linked securities at an issuance, exercise or conversion price below the exercise price of these warrants.

BALQON CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

Amounts due Shareholder

As of September 30, 2014 and December 31, 2013, $5,018 of advances from shareholders was advanced to the Company by its President, Mr. Balwinder Samra, and is payable to Mr. Samra. This amount due to Mr. Samra, a related party, is unsecured, non-interest bearing, and does not have defined terms of repayment.

As of September 30, 2014 and December 31, 2013 our Chief Executive Officer, Mr. Balwinder Samra, was owed an aggregate amount of $979,000 and $804,467, respectively in accrued salaries earned in prior periods under the terms of his employment agreement, which amounts are included in the balance of accrued expenses to officer on the accompanying balance sheet.

Transactions with related entities

During the nine months ended September 30, 2014, the Company made purchases of $279,264 from related parties. As of September 30, 2014 and December 2013, the Company had trade accounts payable to related parties of $2,942,650 and $2,700,250, respectively. The related parties are suppliers of the Company related by common ownership to the Company’s Chairman.

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

Business Overview

Recent Developments

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations through the next six month unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity.

We are in default of $3,361,500 in principal amount of our convertible notes and $1,068,115 of accrued interest on these notes. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful. See “Risk Factors.”

In September 2014, we delivered 300 lithium batteries to a large manufacturer of residential solar storage systems. In addition, we released three new models of energy storage systems incorporating our proprietary battery management system for residential storage applications.

In September 2014, we completed a prototype of 10 Kw, Tier 4 certified generator for use as a range extender on our on-road and off-road products. Our range extender has the capability of charging lithium batteries between 300 volts to 700 volts and seamlessly integrates with our current vehicle control systems.

In August 2014, we installed five fast chargers at two of the largest marine terminals located at the Port of Los Angeles to begin testing of six model XRE20 lithium battery powered electric yard tractors. We anticipate field testing to begin at both of the marine terminals in early 2015.

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

In March 2014, we completed development of a 14 passenger battery powered airport shuttle bus built on a Ford E450 chassis. This is our first demonstration of a medium duty electric vehicle showcasing our inverter, charger and battery system technologies. During the remainder of 2014, we anticipate increased sales in the medium duty truck and bus market in both domestic and international markets.

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

In March 2014, we delivered 29 48-volt energy storage systems for mobile telecommunication applications. These systems will be used in conjunction with compressed natural gas generators to power telecom towers. We currently have over 50 energy storage systems undergoing evaluation by various large telecom facilities in Arizona, Alaska and Australia.

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

Business Overview

We design, develop, manufacture and sell heavy duty electric vehicles, drive systems and lithium battery energy storage systems. We are the first company to introduce battery powered Class 8 off-road and on-highway vehicles in year 2007. Since then, we have introduced several medium and heavy duty high performance drive systems to global OEM’s in India, China and Europe. Since 2011, we have also successfully diversified our business model by developing lithium battery storage technologies for renewable energy applications with products ranging in size from 10 kWhrto 1 mega watt hr (mWhr) storage products.

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

Financial Condition and Results of Operations

Our total revenues increased by $414,817, or 135%, to $721,806 for the three months ended September 30, 2014 as compared to $306,989 for the three months ended September 30, 2013. The increase in revenues was as a result of increased vehicle and energy storage system sales. Gross profit during the three months ended September 30, 2014 was $478,491 up $458,710, or 2319%, from the same period in 2013. This increase is primarily due to the change in sales product mix with higher percentage of sales related to battery sales to large OEM’s. We reported a net income of $910,339 for the three months ended September 30, 2014 as compared to a net loss of $28,037 for the three months ended September 30, 2013. Profit from operations as a percentage of sales during the three months ended September 30, 2014 was 32%, as compared to losses from operations as a percentage of sales of 90% during the three months ended September 30, 2013. The decrease in losses during the three months ended September 30, 2014 is primarily attributable to decreases in general and administrative expenses and research and development costs. A $787,996 gain on the change in the fair value of the derivative liability was realized during the three months ended September 30, 2014 while a $337,039 gain on the change in the fair value of the derivative liability was realized during the three months ended September 30, 2013.

Our product mix during the third quarter of 2014 varied slightly from our product mix during the third quarter of 2013. Sales of our vehicles accounted for 73% of our total sales during the third quarter of 2014 as compared to no vehicle sales during the third quarter of 2013. Sales of our energy storage systems accounted for 7% of our total sales during the third quarter of 2014 as compared to no energy storage systems sales in the third quarter of 2013. Sales of our lithium batteries accounted for 16% of our total sales during the third quarter of 2014 as compared to 93% of our total sales in 2013.

As of September 30, 2014, we had a working capital deficiency of $11,383,885, shareholders’ deficiency of $11,354,706 and reported a net loss for the nine months ended September 30, 2014 of $201,797. Our plans for correcting these deficiencies include increased sales of our products and the raising of capital, which we expect will help provide us with the liquidity necessary to meet operating expenses. Over the longer-term, we plan to achieve profitability through the sale of our battery systems, drive systems, electric vehicles and other products.

As of November 19, 2014 we had a backlog of $1,508,837. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report, 64% of our backlog consists of vehicles, 14% consists of batteries, 12% consists of a drive system, 7% consists of energy storage systems, and 3% consists of controllers. As of the date of this report, 92 % of our backlog consists of U.S. customers, while 8 % consists of international customers. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

We anticipate a steady increase in sales of our energy storage systems in the future as we increase our product offerings in this category. In addition we believe our strategic relationships with OEMs in Europe and Asia will result in additional sales for our electric drive systems.

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

Third Quarter of 2014 Compared to the Third Quarter of 2013

						Results as a Percentage
						of Net Revenues for the
	Three Months Ended		Dollar	Percentage		Three Months Ended
	September 30,		Variance	Variance		September 30,
	2014	2013	Favorable	Favorable
	(Unaudited)	(Unaudited)	(Unfavorable)	(Unfavorable)		2014		2013
Net revenues	$721,806	$306,989	$414,817	135%		100%		100%
Cost of revenues	243,315	287,208	43,893	15%		34%		94%
Gross profit (loss)	478,491	19,781	458,710	2319%		66%		6%
General and administrative expenses	242,890	277,887	34,997	13%		34%		91%
Research and development	3,484	13,385	9,901	74%		<1%		4%
Depreciation and amortization	1,218	3,543	2,325	66%		<1%		1%
Change in derivative liability	787,996	337,039	450,957	134%		109%		110%
Interest expense	(108,556)	(90,042)	(18,514)	(21%	)	(15%	)	(29%	)
Net income (loss)	$910,339	$(28,037)	$938,376	3347%		126%		(9%	)

Net Revenues. The 135% increase in our revenues during the three months ended September 30, 2014 is largely due to an increase in energy storage and drive system sales.

Gross Profit. Gross profit during the third quarter of 2014 was $478,491, up $458,710 or 2319% compared to the third quarter of 2013. The increase in gross profit margins in 2014 as compared to 2013 is attributable to the change in sales product mix with higher percentage of sales related to battery sales to large OEM’s.

General and Administrative Expenses.  During the third quarter of 2014, we decreased our general and administrative expenses by $34,997 compared to the same period in 2013. This decrease is comprised of a decrease in unapplied overhead of $23,310, a decrease in accounting and audit fees of $3,245 and a decrease in legal fees of $7,198. We expect to maintain our general and administrative expenses at the current level of percentage of revenues for the near term.

Research and Development Expenses. The decrease in research and development expenses of $9,901 is primarily due to a decrease in salaries and wages associated with a reduced headcount in our research and development group.  We expect our research and development expenses to increase during the remainder of the year as we develop new technologies and improved drive systems for our OEM partners worldwide.

Depreciation and Amortization. The decrease in depreciation and amortization expenses of $2,325 is largely due to assets that became fully-depreciated during the year ended December 31, 2013, as such depreciation expense was less recorded during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Change in Fair Value of Derivative Liability. During the quarter ended September 30, 2014, the aggregate fair value of our derivatives decreased to $790,542.  This amount was determined by management using a probability weighted average Black-Scholes Merton Option pricing model. During the quarter ended September 30, 2014, the change in the fair value of derivatives on our financial statements was reported as a decrease of $787,996. During the quarter ended September 30, 2013, the change in the fair value of derivatives on our financial statements was reported as a decrease of $337,039. The change in the fair value of the derivative liability from the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013, was $450,957.

Interest Expense. The increase in interest expense of $18,514 is attributable to bank fees related to credit card transactions.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

					Results as a Percentage
					of Net Revenues for the
	Nine Months Ended		Dollar	Percentage	Nine Months Ended
	September 30,		Variance	Variance	September 30,
	2014	2013	Favorable	Favorable
	(Unaudited)	(Unaudited)	(Unfavorable)	(Unfavorable)	2014		2013
Net revenues	$1,572,881	$1,121,135	$451,746	40%	100%		100%
Cost of revenues	935,222	1,088,056	152,834	14%	59%		97%
Gross profit	637,659	33,079	604,580	1828%	41%		3%
General and administrative expenses	775,349	1,455,972	680,623	47%	49%		130%
Research and development	19,520	87,531	68,011	78%	1%		8%
Depreciation and amortization	4,968	10,824	5,856	54%	<1%		1%
Change in derivative liability	286,250	79,000	207,250	262%	18%		7%
Interest expense	(325,869)	(579,993)	254,124	44%	(21%	)	(52%	)
Net loss	($201,797)	($2,022,241)	$1,820,444	90%	(13%	)	(180%	)

Net Revenues. The 40% increase in our revenues during the nine months ended September 30, 2014 is largely due to an increase in energy storage system and drive system sales.

Gross Profit. During the first nine months of 2014 our gross profit was $637,659, up $604,580 or 1828% compared to the first nine months of 2013. The increase in gross profit margins in 2014 as compared to 2013 is attributable to the change in sales product mix with higher percentage of sales related to battery sales to large OEM’s.

General and Administrative Expenses. During the first nine months of 2014, we decreased our general and administrative expenses by $680,623 compared to the same period in 2013. This decrease includes a decrease in unapplied overhead of $102,015, a decrease in accounting and audit fees of $7,572 and a decrease in legal fees of $54,128.We expect to maintain our general and administrative expenses at the current level of percentage of revenues for the near term.

Research and Development Expenses. The decrease in research and development expenses of $68,011 is primarily due to a decrease in salaries and wages associated with a reduced headcount in our research and development group.  We expect our research and development expenses to increase during the remainder of the year as we develop new technologies and improved drive systems for our OEM partners worldwide.

Depreciation and Amortization. The decrease in depreciation and amortization expenses of $5,856 is largely due to assets that became fully-depreciated during the year ended December 31, 2013, as such depreciation expense was less recorded during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Change in Fair Value of Derivative Liability. During the nine months ended September 30, 2014, the aggregate fair value of our derivatives decreased to $790,542.  This amount was determined by management using a probability weighted average Black-Scholes Merton Option pricing model.  During the nine months ended September 30, 2014, the change in the fair value of derivatives on our financial statements was reported as a decrease of $286,250. During the nine months ended September 30, 2013, the change in the fair value of derivatives on our financial statements was reported as a decrease of $79,000. The change in the fair value of the derivative liability from the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, was $207,250.

Interest Expense. The decrease in interest expense of $254,124 is largely attributable to reduced amortization of the beneficial conversion feature of the convertible notes payable.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations through the next six month, unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity. We are in default on $3,361,500 in principal amount of our convertible notes and in default on $1,068,115 of accrued interest on these notes. We are also delinquent on $402,823 of payroll taxes. Although we are actively pursuing a number of alternatives, including seeking to restructure our debt and seeking to raise additional debt or equity financing, or both, there can be no assurance that we will be successful.

During the nine months ended September 30, 2014, we funded our operations from cash provided from operations, and use of proceeds from sale of batteries consigned to us by SOL, a related party. As of September 30, 2014 we had a working capital deficiency of $11,383,885 as compared to working capital deficiency of $11,187,056 at December 31, 2013. At September 30, 2014 and December 31, 2013 we had an accumulated deficiency of $31,373,980 and $31,172,183, respectively, and cash and cash equivalents of $3,124 and $21,573, respectively.

Our available capital resources at September 30, 2014 consisted primarily of approximately $3,124 in cash and cash equivalents. We expect that our future available capital resources will consist primarily of cash on hand, sale of consigned batteries, cash generated from our business, if any, and future debt and/or equity financings, if any.

Cash used by operating activities for the nine months ended September 30, 2014 was $18,449 as compared to cash provided by operating activities in 2013 of $28,557. During the nine months ended September 30, 2014, cash flows from operating activities included a net loss of $201,797 and change in fair value of derivative liability of $286,250. Material changes in asset and liabilities at September 30, 2014 as compared to December 31, 2013 that affected these results include:

•	an increase in accounts receivable of $34,365;
•	a decrease in inventory of $157,325;
•	a net increase in accounts payable and accrued expenses of $914,961, of which $242,400 was an increase in related party accounts payable and $174,533 was an increase in accrued salary to our Chief Executive Officer, Mr. Samra; and
•	a decrease of $716,210 in customer deposits.

Cash used by financing activities totaled none for the first nine months of 2014.

We believe that we presently have sufficient plant and production equipment to meet our current operational plan and we do not intend to dispose of any plant and equipment. We presently have 6 employees on a full-time basis and 2 part time consultants and expect to hire additional personnel pursuant to increase in market demand. We plan on adding staff to meet our current operational plan for the next six months.

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

Backlog

As of November 19, 2014, we had a backlog of $1,508,837. The amount of backlog orders represents revenue that we anticipate recognizing in the future, as evidenced by purchase orders and other purchase commitments received from customers, but on which work has not yet been initiated or with respect to which work is currently in progress. As of the date of this report, 64% of our backlog consists of vehicles, 14% consists of batteries, 12% consists of a drive system, 7% consists of energy storage systems, and 3% consists of controllers. As of the date of this report, 92 % of our backlog consists of U.S. customers, while 8% consists of international customers. We believe that the majority of our current backlog will be shipped within the next 12 months. However, there can be no assurance that we will be successful in fulfilling such orders and commitments in a timely manner or that we will ultimately recognize as revenue the amounts reflected as backlog.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2014 that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We do not currently have sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs in the very near-term. We believe that we have sufficient working capital to continue operations through the next six month unless we successfully restructure our debt, experience a significant improvement in sales and obtain other sources of liquidity. In addition, although various secured creditors holding approximately $2,006,750 in secured convertible notes and secured debentures have not exercised their rights to foreclose on all of our assets (including our intellectual property assets), no assurance can be given that these holders of secured debt will not exercise their remedies under our outstanding secured notes and secured debentures. If we cannot restructure our debt and obtain sufficient liquidity in the very near term, we may need to seek to protection under the U.S. Bankruptcy Code. As a result, our 2013 financial statements include an explanatory paragraph by our independent registered public accounting firm describing the substantial doubt as to our ability to continue as a going concern.

As of November 19, 2014, we were in default on $3,361,500 in principal amount of our convertible notes, in default on $1,068,115 of accrued interest relating to those notes and we have not paid $402,823 in payroll taxes.

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

We have a history of only nominal revenues, have not been profitable and expect continued losses. Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have incurred significant losses and experienced negative cash flow. As of September 30, 2014, we had an accumulated deficit of $31,373,980. We may continue to incur losses for an indeterminate period of time and may never achieve or sustain profitability. Even if we are able to achieve profitability, we may be unable to sustain or increase our profitability on a quarterly or annual basis. An extended period of losses and negative cash flow may prevent us from successfully producing and selling our electric drive systems, lithium battery modules, flux vector motor controllers, and electric vehicles, renewable energy systems and operating or expanding our business. As a result of our financial condition, our independent auditors have issued a report describing the substantial doubt as to our ability to continue as a going concern.

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time.  As of November 19, 2014, we had 36,891,530 shares of common stock outstanding, most of which were restricted under the Securities Act of 1933, as amended, or Securities Act.  All 36,891,530 shares of outstanding common stock, were issued by us more than six months prior to that date and, therefore, can be sold without restriction subject to the limitations imposed by Rule 144 of the Securities Act (of these 36,891,530 shares of our common stock that have been held for more than six months, 10,921,660 shares of our common stock are held by non-affiliates).  As of November 19, 2014, we also had outstanding options and warrants that were exercisable for approximately 10,295,500 shares of common stock and convertible notes and convertible debentures convertible into an aggregate of 6,260,988 shares of our common stock. Sales of shares of our common stock in the public market, or the perception that sales could occur, could adversely affect the market price of our common stock. Any adverse effect on the market price of our common stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

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

Our common stock is quoted on the OTC Pink® marketplace. The last reported sale price per share of our common stock on November 19, 2014, was $[0.06]. As a result, our common stock constitutes “Penny Stock.” Broker-dealer practices in connection with transactions in Penny Stocks are regulated by rules adopted by the Securities and Exchange Commission, or SEC. Penny Stocks are generally equity securities with a price per share of less than $5.00 (other than securities registered on certain national exchanges). The Penny Stock rules require a broker-dealer, prior to a transaction in Penny Stocks not exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the Penny Stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the Penny Stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly accounting statements showing the market value of each Penny Stock held in the customer’s account. In addition, the broker-dealer must make a special written determination that the Penny Stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in a Penny Stock, such as our common stock, and investors in our common stock may find it difficult to sell their shares.

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

BALQON CORPORATION

Date: November 19, 2014	By:	/s/ BALWINDER SAMRA
Balwinder Samra, President, Chief Executive Officer and Interim Chief Financial Officer (principal executive officer and principal financial officer)

BALQON CORPORATION

EXHIBITS FILED WITH THIS REPORT

Exhibit Number	Description
31.1	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President Chief Financial Officer Pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

